Form 10-Q
period 1996-03-31
OXFORD HEALTH PLANS INC
filed 1996-05-14
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended                          March 31, 1996


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from _____________________   to  _____________________

Commission File Number:       0-19442

                            OXFORD HEALTH PLANS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                              06-1118515
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

800 Connecticut Avenue - Norwalk, Connecticut                       06854
(Address of principal executive offices)                          (Zip Code)

                                 (203) 852-1442
               Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on May 6, 1996 was 74,896,666.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


Part I - Financial Information                                                                     Page

    Item 1   Financial Statements

             Consolidated Balance Sheets at March 31, 1996 and
                 December 31, 1995 ................................................................  3

             Consolidated Statements of Earnings for the Three Months Ended
                March 31, 1996 and 1995 ...........................................................  4

             Consolidated Statements of Cash Flows for the Three Months
                Ended March 31, 1996 and 1995 .....................................................  5

             Notes to Condensed Consolidated Financial Statements .................................  6


    Item 2   Management's Discussion and Analysis of Financial Condition
                and Results of Operations .........................................................  7


Part II - Other Information

    Item 6   Exhibits and Reports on Form 8-K .....................................................  11


Signatures


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                     Mar. 31,             Dec. 31,
                                                      Assets                           1996                1995
                                                                                    -----------         -----------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $ 30,858              58,450
   Short-term investments - available-for-sale (at market value)                      340,800             310,197
   Premiums receivable (net of allowance for doubtful
      accounts of $3,526 in 1996 and $3,029 in 1995)                                  134,724              96,278
   Other receivables                                                                   15,679              15,260
   Prepaid expenses and other current assets                                            3,824               3,563
   Deferred income taxes                                                               11,878               8,443
- ------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          537,763             492,191
- ------------------------------------------------------------------------------------------------------------------

Property and equipment, at cost (net of accumulated depreciation and
   amortization of $38,607 in 1996 and $30,074 in 1995)                               106,461              97,414
Other noncurrent assets                                                                21,290              19,171
- ------------------------------------------------------------------------------------------------------------------
        Total assets                                                                 $665,514             608,776
==================================================================================================================

                                        Liabilities and Stockholders' Equity

Current liabilities:
   Medical costs payable                                                             $365,967             300,508
   Trade accounts payable and accrued expenses                                         35,328              36,396
   Income taxes payable                                                                10,578               1,428
   Unearned premiums                                                                    6,182              50,299
   Other current liabilities                                                              104                 112
- ------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     418,159             388,743
- ------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares                          --                  --
   Common stock, $.01 par value, authorized 200,000,000
      shares; issued and outstanding 34,793,720 in 1996
      and 34,390,401 in 1995                                                              348                 343
   Additional paid-in capital                                                         127,033             116,639
   Retained earnings                                                                  114,684              96,167
   Unrealized net appreciation of investments                                           5,290               6,884
- ------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                    247,355             220,033
- ------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                   $665,514             608,776
==================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                    OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Earnings
                   Three Months Ended March 31, 1996 and 1995
                      (In thousands, except per share data)
                                   (Unaudited)

Revenues:                                                                             1996                  1995
- ------------------------------------------------------------------------------------------------------------------
   Premiums earned                                                                 $ 648,182              328,189
   Third-party administration, net                                                     3,182                2,866
   Investment income, net                                                              6,725                3,328
- ------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                 658,089              334,383
- ------------------------------------------------------------------------------------------------------------------

Expenses:
   Health care services                                                              518,216              252,537
   Marketing, general and administrative                                             106,760               62,844
- ------------------------------------------------------------------------------------------------------------------
      Total expenses                                                                 624,976              315,381
- ------------------------------------------------------------------------------------------------------------------

Operating earnings                                                                    33,113               19,002

Equity in net loss of affiliate                                                       (1,050)                (873)
Other income (expense), net                                                               51                  (34)
- ------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                          32,114               18,095
Provision for income taxes                                                            13,597                7,722
- ------------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $  18,517               10,373
==================================================================================================================

Earnings per common and common equivalent share:

      Primary                                                                      $     .25                  .14
      Fully diluted                                                                $     .25                  .14

Weighted average common and common equivalent shares outstanding:

      Primary                                                                         75,080               72,506
      Fully diluted                                                                   75,374               72,768


See accompanying notes to condensed consolidated financial statements.

                    OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                   Three Months Ended March 31, 1996 and 1995
                                 (In thousands)
                                   (Unaudited)

                                                                                     1996                 1995
                                                                                   --------              ------
Cash flows from operating activities:
   Net earnings                                                                    $ 18,517              10,373
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                                 9,675               3,515
        Provision for doubtful accounts                                                 728                 922
        Deferred income taxes                                                        (2,327)             (3,264)
        Equity in net loss of affiliate                                               1,050                 873
        Other, net                                                                      120                 193
        Changes in assets and liabilities:
          Premiums receivable                                                       (39,174)            (61,489)
          Other receivables                                                            (419)               (624)
          Prepaid expenses and other current assets                                    (261)             (1,402)
          Other noncurrent assets                                                      (717)             (1,911)
          Medical costs payable                                                      65,459              66,282
          Trade accounts payable and accrued expenses                                (1,068)             (1,943)
          Income taxes payable                                                       14,447               7,260
          Unearned premiums                                                         (44,117)             22,212
          Other, net                                                                   --                   (98)
- ----------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                               21,913              40,899
- ----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                             (18,196)            (19,776)
   Purchases of available-for-sale securities                                       (75,810)            (43,100)
   Sales and maturities of available-for-sale securities                             41,949              16,866
   Investment in unconsolidated affiliates                                           (2,695)               --
   Other, net                                                                           153                 225
- ----------------------------------------------------------------------------------------------------------------
             Net cash used by investing activities                                  (54,599)            (45,785)
- ----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities - proceeds
   from exercise of stock options                                                     5,094               2,251
- ----------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                           (27,592)             (2,635)
Cash and cash equivalents at beginning of period                                     58,450              35,344
- ----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $ 30,858              32,709
================================================================================================================

Supplemental cash flow information - cash paid for income taxes                    $  3,164               5,538

Supplemental schedule of noncash investing and financing activities:
   Unrealized appreciation (depreciation) of short-term investments                  (2,702)              5,574
   Tax benefit realized on exercise of stock options                                  5,297               2,667
   Common stock issued for contingent performance grants                                  8                   4
   One-for-one stock dividend                                                          --                   166
   Reclassification of long-term investment to short-term investments                  --                13,505


See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1)  Basis of Presentation

     The interim condensed consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and Subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1995, included in the Company's Form 10-K filed with the SEC in March 1996.

     On July 3, 1995, a wholly-owned subsidiary of Oxford merged with and into OakTree Health Plan, Inc. ("OakTree"), a Philadelphia-based health maintenance organization. The stockholders of OakTree received 1,177,047 newly issued shares (2,354,094 shares after giving effect to the March 1996 two-for-one split described below) of Oxford's common stock in exchange for all of the issued and outstanding shares of OakTree's capital stock. The merger was accounted for as a pooling of interests and, accordingly, the prior year amounts in the accompanying financial statements have been restated to include the financial position and results of operations of OakTree.

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  Earnings Per Share

     On March 15, 1996, the Board of Directors approved a two-for-one split of the Company's common stock effected by distribution of a dividend of one share of common stock for each share of common stock outstanding on March 25, 1996. The two-for-one split was effectuated on April 1, 1996. Earnings per share amounts in the accompanying consolidated statements of earnings have been restated to reflect the stock split.

(3)  Public Offering

     On April 8, 1996, the Company completed a registered public offering of 5,227,272 newly issued post-split shares of common stock from which the Company realized net proceeds of approximately $220 million.

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

The following table shows membership by product:

                                                               As of March 31                            Increase
                                                         ---------------------------------------------------------------
   Membership:                                              1996            1995                   Amount           %
                                                         ---------------------------------------------------------------
      Freedom Plan                                          806,600        437,700                 368,900        84.3%
      HMO                                                   151,100         90,700                  60,400        66.6%
      Medicare                                               80,800         29,000                  51,800       178.6%
      Medicaid                                              123,500         72,400                  51,100        70.6%
      -----------------------------------------------------------------------------------------------------
        Total fully insured                               1,162,000        629,800                 532,200        84.5%
      Third-party administration, net                        38,400         41,300                  (2,900)       (7.0%)
      =====================================================================================================
        Total membership                                  1,200,400        671,100                 529,300        78.9%
      =====================================================================================================


The following table provides certain statement of earnings data expressed as a percentage of total revenues for the three months ended March 31, 1996 and 1995:

                                                               Three Months
                                                              Ended March 31
                                                         -----------------------
                                                           1996           1995
Revenues:                                                -----------------------
   Premiums earned                                         98.5%          98.1%
   Third-party administration, net                          0.5%           0.9%
   Investment income, net                                   1.0%           1.0%
- --------------------------------------------------------------------------------
     Total revenues                                       100.0%         100.0%
- --------------------------------------------------------------------------------

Expenses:
   Health care services                                    78.7%          75.5%
   Marketing, general and administrative                   16.2%          18.8%
- --------------------------------------------------------------------------------
     Total expenses                                        94.9%          94.3%
- --------------------------------------------------------------------------------

Operating earnings                                          5.1%           5.7%

Equity in loss of affiliate and other                      (0.2%)         (0.3%)
- --------------------------------------------------------------------------------
Earnings before income taxes                                4.9%           5.4%
Provision for income taxes                                  2.1%           2.3%
================================================================================
Net earnings                                                2.8%           3.1%
================================================================================

                              Results of Operations

The three months ended March 31, 1996 compared with the three months ended March 31, 1995

     Total revenues for the quarter ended March 31, 1996 were $658.1 million, up 97% from $334.4 million during the same period in the prior year. Net earnings for the first quarter of 1996 totaled $18.5 million, or 25 cents per share, compared with $10.4 million, or 14 cents per share, for the first quarter of 1995.

     Total commercial premiums earned for the three months ended March 31, 1996 increased 85% to $471.7 million from the same period in the prior year. This increase is attributable to a 86% increase in member months in the Company's commercial health care programs, including a 91% member months increase in the Freedom Plan. Premium rates of commercial programs were substantially unchanged from the first quarter of 1995 but were 1.6% higher than in the fourth quarter of 1995.

     Premiums earned from government programs increased 141% to $176.5 million in the first quarter of 1996 compared with $73.3 million in the first quarter of 1995. Membership growth accounted for most of the change as member months of Medicare programs increased 189% when compared with the prior year first quarter, while member months of Medicaid programs increased by 71% over the level of the prior year first quarter. Premiums earned in the Company's Medicaid programs are now expected to decline at a rate slightly in excess of 8% for the year, and greater than expected increases in Medicaid membership are increasing the impact of those decreases on the Company's results.

     Net third-party administration revenues for the three months ended March 31, 1996 increased 10% to $3.2 million from $2.9 for the same period in the prior year, attributable to a 22% increase in per member per month revenue, partially offset, by a 9.0% decrease in member months.

     Net investment income for the three months ended March 31, 1996 increased 102% to $6.7 million from $3.3 million for the same period last year due to the increase in invested cash generated by cash flow from operations.

     The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 79.9% for the first quarter of 1996 compared with 76.9% for the first quarter of 1995 and 77.5% for the full year 1995. The increase is attributable to higher medical costs in the Company's Medicare programs, greater than expected pharmacy costs and increased membership in the Company's Medicaid programs.

     Marketing, general and administrative expenses totaled $106.8 million in the first quarter of 1996 compared with $62.8 million in the first quarter of 1995 and $102.8 million in the fourth quarter of 1995. The increase over the first quarter of 1995 is primarily attributable to a $19.2 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 16.4% during the first quarter of 1996 compared with 19.0% during the first quarter of 1995 and 19.4% during the fourth quarter of 1995.

     The Company's profitability is dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish effective risk-sharing agreements with providers and numerous other external influences may affect Oxford's ability to control such costs. The Company uses its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to the most cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above listed or other factors. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

Liquidity and Capital Resources

     Cash flow from operations of $21.9 million contributed to an increase in cash and cash equivalents and short-term investments to $371.7 million as of March 31, 1996 from $368.6 million at December 31, 1995. The decline in cash flow from operations when compared to the first quarter of 1995 is attributable to the fact that a January 1996 Medicare premium of approximately $36 million was received and recognized as unearned premiums in December 1995. The April 1996 Medicare premium was received on April 1, 1996, and accounts for the significant decline in the unearned premiums shown on the consolidated balance sheet.

     The Company's cash flow from operations has increased substantially over the past five years primarily as a result of increased earnings from operations and increases in items related to growth in membership and revenues such as receipt of premium revenues before payment of health care services expenses.

     The Company's capital expenditures for the first three months of 1996 totaled $18.2 million. Such funds were used primarily for management information systems and leasehold improvements related to business expansion.

     On April 9, 1996, the Company completed a registered public offering of 5,227,272 newly issued post split shares of common stock from which the Company realized net proceeds of approximately $220 million. The Company expects to use the net proceeds from the offering to add to its capital base and for general corporate purposes, including expansion of marketing and sales programs and possible future acquisitions, although there are currently no agreements or commitments for any such acquisitions. As part of a plan to add to its capital base, the Company intends to make an addition of approximately $25 million to the capital reserves of the Company's New York HMO subsidiary in conjunction with obtaining regulatory approval for a service area expansion.

     Except as disclosed above, the Company currently has no other definitive commitments for use of material cash resources, however, management continually evaluates opportunities to expand the Company's managed care services and health plan operations.

     The Company's medical costs payable, which includes reserves for incurred but not reported claims ("IBNR"), was $366.0 million as of March 31, 1996 and $300.5 million as of December 31, 1995. The Company estimates the amount of such reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth affects the Company's ability to rely on historical information in making IBNR reserve estimates.

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes a forward-looking statement concerning
Medicaid premium rates. Actual results could differ materially from those discussed. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Business-Cautionary Statement Regarding Forward-Looking Statements."

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.      Description of Document
          -----------      -----------------------

              11           Computation of Net Earnings Per Share of Common Stock

     (b)  Reports on Form 8-K

          In a report on Form 8-K dated February 6, 1996, and filed February 7, 1996, the Company reported, under Item 5. "Other Events," its fourth quarter 1995 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OXFORD HEALTH PLANS, INC.
                                                 -------------------------
                                                        (Registrant)

      May 10, 1996                                  /s/ STEPHEN F. WIGGINS
- -------------------------------                  -------------------------------
          Date                                     Stephen F. Wiggins, Chairman
                                                    and Chief Executive Officer

       May 10, 1996                                 /s/ ANDREW B. CASSIDY
- -------------------------------                  -------------------------------
          Date                                          Andrew B. Cassidy,
                                                      Chief Financial Officer

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                Index to Exhibits

Exhibit                                                                    Page
Number        Description of Document                                     Number
- ------        -----------------------                                     ------

  11          Computation of Net Earnings Per Share of Common Stock         13

  27          Financial Data Schedule