Form 10-Q
period 1996-06-30
OXFORD HEALTH PLANS INC
filed 1996-08-14
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the transition period from               to

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

                                  Yes  X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 9, 1996 was 75,744,097.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

  ITEM 1 Financial Statements

                                                                           PAGE
                                                                           ----
         Consolidated Balance Sheets at June 30, 1996 and
                  December 31, 1995 ......................................  3

         Consolidated Statements of Earnings for the Three Months and Six
               Months Ended June 30, 1996 and 1995 .......................  4

         Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1996 and 1995 ....................................  5

         Notes to Condensed Consolidated Financial Statements ............  6

  ITEM 2 Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................  7

PART II - OTHER INFORMATION

  ITEM 4 Submission of Matters to a Vote of Security Holders ............. 10

  ITEM 5 Other Information ............................................... 10

  ITEM 6 Exhibits and Reports on Form 8-K ................................ 11

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       June 30,   Dec. 31,
                                          ASSETS                         1996       1995
                                                                       --------   -------
Current assets:                                                       (Unaudited)
     Cash and cash equivalents .....................................   $108,361    58,450
     Short-term investments - available-for-sale
         (at market value) .........................................    587,679   310,197
     Premiums receivable (net of allowance for doubtful
         accounts of $2,048 in 1996 and $3,029 in 1995) ............    123,219    96,278
     Other receivables .............................................     18,611    15,260
     Prepaid expenses and other current assets .....................      4,619     3,563
     Deferred income taxes .........................................      9,701     8,443
                                                                       --------   -------
            Total current assets ...................................    852,190   492,191

Property and equipment, at cost (net of accumulated depreciation and
     amortization of $48,386 in 1996 and $30,074 in 1995) ..........    108,382    97,414
Other noncurrent assets ............................................     23,916    19,171
                                                                       --------   -------
            Total assets ...........................................   $984,488   608,776
                                                                       ========   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Medical costs payable .........................................   $427,483   300,508
     Trade accounts payable and accrued expenses ...................     46,053    36,508
     Income taxes payable ..........................................     10,434     1,428
     Unearned premiums .............................................      9,022    50,299
                                                                       --------   -------
            Total current liabilities ..............................    492,992   388,743
                                                                       --------   -------
Stockholders' equity:

     Preferred stock, $.01 par value, authorized 2,000,000 shares ..         --        --
     Common stock, $.01 par value, authorized 200,000,000
         shares; issued and outstanding 75,020,643 in 1996
         and 34,390,401 in 1995 ....................................        750       343
     Additional paid-in capital ....................................    348,790   116,639
     Retained earnings .............................................    137,142    96,167
     Unrealized net appreciation of investments ....................      4,814     6,884
                                                                       --------   -------
            Total stockholders' equity .............................    491,496   220,033
                                                                       --------   -------
            Total liabilities and stockholders' equity .............   $984,488   608,776
                                                                       ========   =======

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months               Six Months
                                                      Ended June 30             Ended June 30
                                                  ---------------------    ----------------------
                                                    1996         1995         1996         1995
                                                  ---------    --------    ----------    --------
Revenues:
     Premiums earned ..........................   $ 712,768     406,275     1,360,950     734,464
     Third-party administration, net ..........       2,346       2,828         5,528       5,694
     Investment income, net ...................      10,175       4,336        16,900       7,664
                                                  ---------    --------    ----------    --------
         Total revenues .......................     725,289     413,439     1,383,378     747,822
                                                  ---------    --------    ----------    --------

Expenses:
     Health care services .....................     572,016     317,968     1,090,232     570,505
     Marketing, general and administrative ....     113,553      74,335       220,313     137,179
                                                  ---------    --------    ----------    --------
         Total expenses .......................     685,569     392,303     1,310,545     707,684
                                                  ---------    --------    ----------    --------

Operating profit ..............................      39,720      21,136        72,833      40,138

Equity in net loss of affiliate ...............      (1,000)       (750)       (2,050)     (1,623)
Other income (expense), net ...................          39          46            90          12
                                                  ---------    --------    ----------    --------
Earnings before income taxes ..................      38,759      20,432        70,873      38,527
Provision for income taxes ....................      16,301       9,084        29,898      16,806
                                                  ---------    --------    ----------    --------
Net earnings ..................................   $  22,458      11,348        40,975      21,721
                                                  =========    ========    ==========    ========

Earnings per common and common equivalent
     share-primary and fully diluted ..........   $     .28         .16           .53         .30

Weighted average shares of common stock and
     common stock equivalents outstanding-
     primary and fully diluted ................      80,791      72,770        77,988      72,596

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           1996        1995
                                                                        ---------    --------
Cash flows from operating activities:
     Net earnings ...................................................   $  40,975      21,721
     Adjustments to reconcile net earnings to net cash
         provided by operating activities:
            Depreciation and amortization ...........................      20,124       8,757
            Provision for doubtful accounts .........................       1,028       1,619
            Deferred income taxes ...................................         180      (2,722)
            Equity in net loss of affiliate .........................       2,050       1,623
            Other, net ..............................................         240          36
            Changes in assets and liabilities:
               Premiums receivable ..................................     (27,969)    (51,935)
               Other receivables ....................................      (3,351)     (2,371)
               Prepaid expenses and other current assets ............      (1,056)     (2,148)
               Medical costs payable ................................     126,975     111,474
               Trade accounts payable and accrued expenses ..........       9,553       7,094
               Income taxes payable .................................      14,772       1,170
               Unearned premiums ....................................     (41,277)     20,558
               Other, net ...........................................        (402)        695
                                                                        ---------    --------
                   Net cash provided by operating activities ........     141,842     115,571
                                                                        ---------    --------

Cash flows from investing activities:
     Capital expenditures ...........................................     (29,896)    (41,293)
     Purchases of available-for-sale securities .....................    (446,373)    (89,522)
     Sales and maturities of available-for-sale securities ..........     163,744      34,709
     Maturity of long-term investment ...............................          --      13,505
     Investments in unconsolidated affiliates .......................      (6,305)     (6,228)
     Other, net .....................................................         115         292
                                                                        ---------    --------
                   Net cash used by investing activities ............    (318,715)    (88,537)
                                                                        ---------    --------

Cash flows from financing activities - proceeds
     Proceeds from issuance of common stock .........................     220,541          --
     Proceeds from exercise of stock options ........................       6,243       4,154
                                                                        ---------    --------
                                                                          226,784       4,154
                                                                        ---------    --------

Net increase in cash and cash equivalents ...........................      49,911      31,188
Cash and cash equivalents at beginning of period ....................      58,450      35,344
                                                                        ---------    --------
Cash and cash equivalents at end of period ..........................   $ 108,361      66,532
                                                                        =========    ========

Supplemental cash flow information - cash paid for income taxes .....   $  18,640      21,265

Supplemental schedule of noncash investing and financing activities:
     Unrealized appreciation (depreciation)
         of short-term investments ...................................     (3,508)     10,382
     Tax benefit realized on exercise of stock options ..............       5,766       6,440
     Common stock issued for contingent performance grants ..........           8          35
     One-for-one stock dividend .....................................   $     348         161

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)           BASIS OF PRESENTATION

              The interim condensed consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and its subsidiaries (collectively, the "Company") without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted in accordance with SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1995, included in the Company's Form 10-K filed with the SEC in March 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                          As of June 30        Increase
                                                       -------------------  --------------
                                                         1996       1995    Amount     %
                                                       ---------   -------  -------  -----
     Membership:
         Freedom Plan .......................            882,000   536,900  345,100   64.3%
         HMO  ...............................            165,500   101,050   64,450   63.8%
         Medicare  ..........................             98,000    42,000   56,000  133.3%
         Medicaid  ..........................            136,000    84,050   51,950   61.8%
                                                       ---------   -------  -------
            Total fully insured  ............          1,281,500   764,000  517,500   67.7%
         Third-party administration, net  ...             39,600    43,000   (3,400)  (7.9%)
                                                       ---------   -------  -------
            Total membership  ...............          1,321,100   807,000  514,100   63.7%
                                                       =========   =======  =======

The following table provides certain statement of earnings data expressed as a percentage of total revenues for the three months and six months ended June 30, 1996 and 1995:

                                                         Three Months        Six Months
                                                        Ended June 30       Ended June 30
                                                        --------------     ---------------
                                                        1996     1995      1996      1995
                                                        -----    -----     -----     -----
     Revenues:
         Premiums earned  .........................      98.3%    98.3%     98.4%     98.2%
         Third-party administration, net  .........       0.3%     0.7%      0.4%      0.8%
         Investment income, net  ..................       1.4%     1.0%      1.2%      1.0%
                                                        -----    -----     -----     -----
            Total revenues  .......................     100.0%   100.0%    100.0%    100.0%
                                                        -----    -----     -----     -----
     Expenses:
         Health care services  ....................      78.9%    76.9%     78.8%     76.3%
         Marketing, general and administrative  ...      15.7%    18.0%     15.9%     18.3%
                                                        -----    -----     -----     -----
            Total expenses  .......................      94.6%    94.9%     94.7%     94.6%
                                                        -----    -----     -----     -----
     Operating earnings  ..........................       5.4%     5.1%      5.3%      5.4%
     Equity in net loss of affiliate and other  ...      (0.1%)   (0.2%)    (0.1%)    (0.2%)
                                                        -----    -----     -----     -----
     Earnings before income taxes  ................       5.3%     4.9%      5.2%      5.2%
     Provision for income taxes  ..................       2.2%     2.2%      2.2%      2.2%
                                                        -----    -----     -----     -----
     Net earnings  ................................       3.1%     2.7%      3.0%      3.0%
                                                        =====    =====     =====     =====
     Medical-loss ratio  ..........................      80.3%    78.3%     80.1%     77.7%
                                                        =====    =====     =====     =====
     Administrative expense as a percent
         of operating revenue......................      15.9%    18.2%     16.1%     18.5%
                                                        =====    =====     =====     =====

RESULTS OF OPERATIONS

The three months ended June 30, 1996 compared with the three months ended June 30, 1995

              Total revenues for the quarter ended June 30, 1996 were $725.3 million, up 75% from $413.4 million during the same period in the prior year. Net earnings for the second quarter of 1996 totaled $22.5 million, or 28 cents per share, compared with $11.3 million, or 16 cents per share, for the second quarter of 1995.

              Total commercial premiums earned for the three months ended June 30, 1996 increased 66% to $517.6 million from the same period in the prior year. This increase is attributable to a 67% increase in member months in the Company's commercial health care programs, primarily due to a 68% member months increase in the Freedom Plan. Premium rates of commercial programs were substantially unchanged from the second quarter of 1995 but were 3.0% higher than in the fourth quarter of 1995.

              Premiums earned from government programs increased 106% to $195.2 million in the second quarter of 1996 compared with $94.6 million in the second quarter of 1995. Membership growth accounted for most of the change as member months of Medicare programs increased 147% when compared with the prior year second quarter, while member months of Medicaid programs increased by 66% over the level of the prior year second quarter. Premiums per member per month in the Company's Medicaid programs are now expected to decline at a rate slightly in excess of 7% for the year. The Medicaid premium declines are largely associated with significant reductions in reimbursement rates recently announced in New York. The Company expects that its Medicaid enrollment in New York will be reduced in future periods as a consequence of these reductions and changes in eligibility rules.

              Net third-party administration revenues for the three months ended June 30, 1996 declined 17% to $2.3 million from $2.8 million for the same period in the prior year, attributable to an 8.0% decrease in member months and a 9.9% decrease in per member per month revenue.

              Net investment income for the three months ended June 30, 1996 increased 135% to $10.2 million from $4.3 million for the same period in 1995 due to the increase in invested cash generated by cash flow from operations and approximately $220 million of net proceeds from the Company's public offering in April 1996.

              The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 80.3% for the second quarter of 1996 compared with 78.3% for the second quarter of 1995 and 77.5% for the full year 1995. The increase is attributable to a higher percent of membership in the Company's Medicare programs, greater than expected pharmacy costs and decreased per member per month revenue in the Company's Medicaid programs.

              Marketing, general and administrative expenses totaled $113.6 million in the second quarter of 1996 compared with $74.3 million in the second quarter of 1995 and $102.8 million in the fourth quarter of 1995. The increase over the second quarter of 1995 is primarily attributable to an $18.9 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 15.9% during the second quarter of 1996 compared with 18.2% during the second quarter of 1995 and 19.4% during the fourth quarter of 1995.

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

The six months ended June 30, 1996 compared with the six months ended June 30, 1995

              Total revenues for the six months ended June 30, 1996 were $1.38 billion, up 85% from $747.8 million during the same period in the prior year. Net earnings for the first six months of 1996 totaled $41.0 million, or 53 cents per share, compared with $21.7 million, or 30 cents per share, for the first six months of 1995.

              Total commercial premiums earned for the six months ended June 30, 1996 increased 75% to $989.3 million from the same period in the prior year. This increase is attributable to a 75% increase in member months in the Company's commercial health care programs, including a 78% member months increase in the Freedom Plan.

              Premiums earned from government programs increased 121% to $371.7 million in the first six months of 1996 compared with $167.9 million in the first six months of 1995. Membership growth accounted for most of the change as member months of Medicare programs increased 165% when compared with the prior year second quarter, while member months of Medicaid programs increased by 68% over the level of the prior year second quarter. Premiums per member per month in the Company's Medicaid programs are now expected to decline at a rate slightly in excess of 7% for the year.

              Net third-party administration revenues for the six months ended June 30, 1996 decreased 2.9% to $5.5 million from $5.7 million for the same period in the prior year, attributable to an 8.5% decrease in member months, partially offset by a 6.1% increase in per member per month revenue.

              Net investment income for the six months ended June 30, 1996 increased 121% to $16.9 million from $7.7 million for the same period last year due to the increase in invested cash generated by cash flow from operations and approximately $220 million of net proceeds from the Company's public offering in April 1996.

              The medical-loss ratio was 80.1% for the first six months of 1996 compared with 77.7% for the first six months of 1995. The increase is attributable to higher medical costs in the Company's Medicare programs, greater than expected pharmacy costs and decreased per member per month revenues in the Company's Medicaid programs.

              Marketing, general and administrative expenses totaled $220.3 million in the first six months of 1996 compared with $137.2 million in the first six months of 1995. The increase over the first six months of 1995 is primarily attributable to a $38.1 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 16.1% during the first six months of 1996 compared with 18.5% during the first six months of 1995 and 19.4% during the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

              Cash flow from operations of $141.8 million and the net proceeds of approximately $220 million from the public offering in April of 1996 of 5,227,272 newly issued post-split shares of common stock contributed to an increase in cash and cash equivalents and short-term investments to $696.0 million as of June 30, 1996 from $368.6 million at December 31, 1995.

              The Company's capital expenditures for the first six months of 1996 totaled $30.0 million. Such funds were used primarily for management information systems and leasehold improvements related to business expansion. In the second quarter of 1996, the Company also added approximately $55 million to the capital reserves of its New York HMO subsidiary and approximately $15 million to the capital reserves of its New Jersey HMO subsidiary to support the expanding business of those subsidiaries.

              Except for anticipated capital expenditures, the Company currently has no definitive commitments for use of material cash resources, however, management continually evaluates opportunities to expand the Company's managed care services and health plan operations.

              The Company's medical costs payable, which includes reserves for incurred but not reported claims ("IBNR"), was $427.5 million as of June 30, 1996 and $300.5 million as of December 31, 1995. The Company estimates the amount of such reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, the

Company's rapid growth affects the Company's ability to rely on historical information in making IBNR reserve estimates.

              "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements, including statements concerning Medicaid premium rates and future enrollment. Actual results could differ materially from those discussed. Additional information concerning factors that could cause actual results to differ materially from those in such forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Business-Cautionary Statement Regarding Forward-Looking Statements."

                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders of the Company was held on May 24, 1996 in connection with which proxies were solicited pursuant of Regulation 14A of the Securities and Exchange Act of 1934, as amended. At the meeting stockholders were asked to consider and vote upon the following proposals: (a) election of two directors; (b) adoption of the Oxford Health Plans, Inc. 1996 Management Incentive Compensation Plan; and (c) adoption of the Oxford Specialty Holdings, Inc. 1996 Equity Incentive Compensation Plan. At the meeting, Fred F. Nazem and Thomas A. Scully were each elected a director of the Company for a term to expire in 1999. A total of 61,952,873 votes were cast in favor of, and 193,574 votes were cast to withhold authority for Mr. Nazem's election. A total of 61,950,773 votes were cast in favor of, and 195,674 votes were cast to withhold authority for Mr. Scully's election. The Oxford Health Plans, Inc.
1996 Management Incentive Compensation Plan was adopted with 59,611,958 votes cast for, and 882,251 votes cast against the proposal. In addition, there were 230,932 votes abstaining and 1,421,306 broker nonvotes related to the proposal. The Oxford Specialty Holdings, Inc. 1996 Equity Incentive Compensation Plan was adopted with 47,889,125 votes cast for, and 8,769,992 votes cast against the proposal. In addition, there were 272,184 votes abstaining and 5,205,146 broker nonvotes related to the proposal.

ITEM 5.       OTHER INFORMATION

Recent Federal Legislation

              Congress recently passed and the President is expected to sign the Health Insurance Portability and Accountability Act of 1996, which (i) insures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions,
(ii) guarantees availability of health insurance to employees in the small group market and (iii) prevents exclusion of individuals from coverage under group plans based on health status. The provisions are effective beginning July 1, 1997. The Company is currently subject to similar state law provisions in New York limiting preexisting condition exclusions for new group and individual enrollees who had continuous prior coverage and requiring issuance of group coverage to small group employers. The Act also permits offering Medical Savings Account plans on a pilot basis and includes programs targeting fraud and abuse.

Recent New York State Legislation

              The New York legislature passed and the Governor is expected to sign the Health Care Reform Act of 1997. Effective January 1, 1997, the Act allows all private health care payors to negotiate payment rates for inpatient hospital services. Previously, only HMOs could negotiate rates for these services. While non-HMO payors who compete with the Company may pay negotiated hospital rates beginning next year, the Company expects that it will continue to have competitive arrangements with hospitals in its network in view of its position as one of the largest payors in the market. The Act also provides for direct funding of hospital bad debt and charity care and graduate medical education by payments to State funding pools rather than through surcharges on payments for hospital services, and reduced aggregate funding levels. These changes will require the Company to adjust the payments it makes to network hospitals to reflect elimination of these surcharges. There can be no assurance that the Company will reach agreement on these adjustments with all contracted hospitals in New York or that agreement will be reached by January 1, 1997.

              The New York legislature also recently passed legislation related to operation of managed care plans, which contains provisions relating to, among other things, utilization review, consumer disclosure and right of hearing on termination of physicians from health plan networks.

              The Company is unable to determine the ultimate impact of the foregoing legislation or of future legislation and regulatory changes. See the Company's Annual Report on Form 10-K, Item 1, Business--Government Regulation, and Cautionary Statement Regarding Forward-Looking Statements--Government Regulation; Reimbursement.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Exhibit No.                Description of Document
                 -----------                -----------------------

                    11                    Computation of Net Earnings Per Share
                                          of Common Stock

             (b) Reports on Form 8-K

                 In a report on Form 8-K dated April 2, 1996, and filed on April 2, 1996, the Company reported, under Item 5, "Other Events," the form of two underwriting agreements related to the proposed issuance and sale of approximately $230 million in aggregate offering price of the Company's common shares. The securities were registered under the Securities Act of 1933, as amended, pursuant to the Company's Registration Statement on Form S-3 (File No. 333-2464).

                 In a report on Form 8-K dated May 7, 1996, and filed May 8, 1996, the Company reported, under Item 5. "Other Events," its first quarter 1996 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OXFORD HEALTH PLANS, INC.
                                     -------------------------------------------
                                                     (Registrant)


   August 14, 1996                              /s/ STEPHEN F. WIGGINS
- ---------------------                -------------------------------------------
        Date                                 STEPHEN F. WIGGINS, Chairman
                                              and Chief Executive Officer


   August 14, 1996                              /s/ ANDREW B. CASSIDY
- ---------------------                -------------------------------------------
        Date                         ANDREW B. CASSIDY, Chief Financial Officer

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit                                                                Page
Number        Description of Document                                 Number
- ------        -----------------------                                 ------
  11          Computation of Net Earnings Per Share of Common Stock     14