Form 10-Q
period 1996-09-30
OXFORD HEALTH PLANS INC
filed 1996-11-13
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996

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

                                 (203) 852-1442
               (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 7, 1996 was 76,168,167.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                           ----
    ITEM 1 Financial Statements

           Consolidated Balance Sheets at September 30, 1996 and
             December 31, 1995 .......................................................       3

           Consolidated Statements of Earnings for the Three Months and Nine
             Months Ended September 30, 1996 and 1995 ................................       4

           Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1996 and 1995 .............................................       5

           Notes to Condensed Consolidated Financial Statements ......................       6

    ITEM 2 Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .........................................       7

PART II - OTHER INFORMATION

ITEM 5 Other Information .............................................................      10

ITEM 6 Exhibits and Reports on Form 8-K ..............................................      11


Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC  AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                              SEP. 30,         DEC. 31,
                                   ASSETS                                      1996              1995
                                                                            ----------         --------
                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents .........................................       $  110,207           58,450
  Short-term investments - available-for-sale (at market value) .....          721,763          310,197
  Premiums receivable (net of allowance for doubtful
   accounts of $2,460 in 1996 and $3,029 in 1995) ...................          139,962           96,278
  Other receivables .................................................           22,580           15,260
  Prepaid expenses and other current assets .........................            6,294            3,563
  Deferred income taxes .............................................           11,589            8,443
                                                                            ----------         --------
     Total current assets ...........................................        1,012,395          492,191

Property and equipment, at cost (net of accumulated depreciation and
  amortization of $58,651 in 1996 and $30,074 in 1995) ..............          106,558           97,414
Other noncurrent assets .............................................           28,801           19,171
                                                                            ----------         --------
     Total assets ...................................................       $1,147,754          608,776
                                                                            ==========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Medical costs payable .............................................       $  525,870          300,508
  Trade accounts payable and accrued expenses .......................           60,791           36,508
  Income taxes payable ..............................................            6,700            1,428
  Unearned premiums .................................................           18,784           50,299
                                                                            ----------         --------
     Total current liabilities ......................................          612,145          388,743
                                                                            ----------         --------

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares ......               --               --
  Common stock, $.01 par value, authorized 200,000,000
   shares; issued and outstanding 76,094,097 in 1996
   and 34,390,401 in 1995 ...........................................              761              343
  Additional paid-in capital ........................................          364,266          116,639
  Retained earnings .................................................          163,792           96,167
  Unrealized net appreciation of investments ........................            6,790            6,884
                                                                            ----------         --------
     Total stockholders' equity .....................................          535,609          220,033
                                                                            ----------         --------
     Total liabilities and stockholders' equity .....................        1,147,754          608,776
                                                                            ==========         ========

See accompanying notes to condensed consolidated financial statements

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended                   Nine Months Ended
                                                               September 30                        September 30
                                                       --------------------------         ---------------------------
                                                         1996               1995             1996              1995
                                                       --------           -------         ---------         ---------
Revenues:
  Premiums earned ..............................       $797,623           471,625         2,158,573         1,206,089
  Third-party administration, net ..............          2,383             3,247             7,911             8,941
  Investment income, net .......................         11,303             5,284            28,203            12,948
                                                       --------           -------         ---------         ---------
    Total revenues .............................        811,309           480,156         2,194,687         1,227,978
                                                       --------           -------         ---------         ---------
Expenses:
  Health care services .........................        639,917           368,120         1,730,149           938,625
  Marketing, general and administrative ........        123,554            85,705           343,867           222,884
                                                       --------           -------         ---------         ---------
    Total expenses .............................        763,471           453,825         2,074,016         1,161,509
                                                       --------           -------         ---------         ---------
Operating profit ...............................         47,838            26,331           120,671            66,469

Equity in net loss of affiliate ................         (1,500)             (850)           (3,550)           (2,473)
Other income (expense), net ....................           (126)              108               (36)              120
                                                       --------           -------         ---------         ---------
Earnings before income taxes ...................         46,212            25,589           117,085            64,116
Provision for income taxes .....................         19,562            10,496            49,460            27,302
                                                       --------           -------         ---------         ---------
Net earnings ...................................       $ 26,650            15,093            67,625            36,814
                                                       ========           =======         =========         =========
Earnings per common and common equivalent share:
   Primary .....................................       $   0.33              0.21              0.86              0.50
   Fully diluted ...............................       $   0.33              0.20              0.85              0.50

Weighted average shares of common stock and
  common stock equivalents outstanding:
    Primary ....................................         80,880            73,476            79,089            73,050
    Fully diluted ..............................         81,362            74,306            79,459            73,904

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              1996             1995
                                                                            --------         --------
Cash flows from operating activities:
  Net earnings .....................................................       $  67,625           36,814
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Depreciation and amortization .................................          31,220           15,142
     Provision for doubtful accounts ...............................           1,617            2,171
     Deferred income taxes .........................................          (3,081)          (4,946)
     Equity in net loss of affiliate ...............................           3,550            2,473
     Other, net ....................................................             360               36
     Changes in assets and liabilities:
       Premiums receivable .........................................         (45,301)         (79,941)
       Other receivables ...........................................          (7,320)          (3,626)
       Prepaid expenses and other current assets ...................          (2,731)          (2,014)
       Other noncurrent assets .....................................          (1,406)             828
       Medical costs payable .......................................         225,362          112,126
       Trade accounts payable and accrued expenses .................          24,291           18,577
       Income taxes payable ........................................          19,855            7,698
       Unearned premiums ...........................................         (31,515)          23,790
       Other, net ..................................................              --             (107)
                                                                           ---------         --------
         Net cash provided by operating activities .................         282,526          129,021
                                                                           ---------         --------
Cash flows from investing activities:
  Capital expenditures .............................................         (38,607)         (56,473)
  Purchases of available-for-sale securities .......................        (650,087)        (164,134)
  Sales and maturities of available-for-sale securities ............         235,949          110,874
  Maturity of long-term investment .................................              --           13,505
  Investments in unconsolidated affiliates .........................         (11,729)          (6,625)
  Other, net .......................................................             251             (330)
                                                                           ---------         --------
         Net cash used by investing activities .....................        (464,223)        (103,183)
                                                                           ---------         --------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...........................         220,541               --
  Proceeds from exercise of stock options ..........................          12,913            7,847
                                                                           ---------         --------
         Net cash provided by financing activities .................         233,454            7,847
                                                                           ---------         --------
Net increase (decrease) in cash and cash equivalents ...............          51,757           33,685
Cash and cash equivalents at beginning of period ...................          58,450           35,344
                                                                           ---------         --------
Cash and cash equivalents at end of period .........................       $ 110,207           69,029
                                                                           =========         ========

Supplemental cash flow information - cash paid for income taxes ....       $  38,632           28,572

Supplemental schedule of noncash investing and financing activities:
  Unrealized appreciation (depreciation) of short-term investments .            (159)          13,013
  Tax benefit realized on exercise of stock options ................          14,583           14,418
  Common stock issued for contingent performance grants ............               8               45
  One-for-one stock dividend .......................................       $     348              167

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




(1)    BASIS OF PRESENTATION

       The interim condensed consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and its subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1995, included in the Company's Form 10-K filed with the SEC in March 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                  As of September 30             Increase
                                               ------------------------      -----------------
                                                  1996           1995        Amount        %
                                               ---------       --------      -------     -----
Membership:
  Freedom Plan ....................              958,300       616,760       341,540      55.4 %
  HMO .............................              181,800       107,110        74,690      69.7 %
  Medicare ........................              113,400        56,050        57,350     102.3 %
  Medicaid ........................              147,600        94,000        53,600      57.0 %
                                               ---------       -------       -------
   Total fully insured ............            1,401,100       873,920       527,180      60.3 %
  Third-party administration, net..               41,100        44,100        (3,000)     (6.8)%
                                               =========       =======       =======
   Total membership ...............            1,442,200       918,020       524,180      57.1 %
                                               =========       =======       =======

The following table provides certain statement of earnings data expressed as a percentage of total revenues for the three months and nine months ended September 30, 1996 and 1995:

                                                    Three Months Ended             Nine Months Ended
                                                       September 30                  September 30
                                                   --------------------          --------------------
                                                    1996           1995           1996           1995
                                                   -----          -----          -----          -----
Revenues:
  Premiums earned .......................           98.3 %         98.2 %        98.4 %          98.2 %
  Third-party administration, net .......            0.3 %          0.7 %         0.4 %           0.7 %
  Investment income, net ................            1.4 %          1.1 %         1.2 %           1.1 %
                                                   -----          -----          -----          -----
   Total revenues .......................          100.0 %        100.0 %        100.0 %        100.0 %
                                                   -----          -----          -----          -----
Expenses:
  Healthcare services ...................           78.9 %         76.7 %         78.8 %         76.4 %
  Marketing, general and administrative..           15.2 %         17.8 %         15.7 %         18.2 %
                                                   -----          -----           -----         -----
   Total expenses .......................           94.1 %          94.5%         94.5 %         94.6 %
                                                   -----          -----           -----         -----
Operating earnings ......................            5.9 %          5.5 %          5.5 %          5.4 %

Equity in net loss of affiliate and other           (0.2)%         (0.2)%         (0.2)%         (0.2)%
                                                   -----          -----          -----          -----

Earnings before income taxes ............            5.7 %          5.3 %          5.3 %          5.2 %
Provision for income taxes ..............            2.4 %          2.2 %          2.3 %          2.2 %
                                                   -----          -----          -----          -----
Net earnings ............................            3.3 %          3.1 %          3.0 %          3.0 %
                                                   =====          =====          =====          =====

Medical-loss ratio ......................           80.2 %         78.1 %         80.2 %         77.8 %
                                                   =====          =====          =====          =====
Administrative expense as a percent
  of operating revenue ..................           15.4 %         18.0 %         15.9 %         18.3 %
                                                   =====          =====          =====          =====

                              RESULTS OF OPERATIONS

The three months ended September 30, 1996 compared with the three months ended September 30, 1995

       Total revenues for the quarter ended September 30, 1996 were $811.3 million, up 69% from $480.2 million during the same period in the prior year. Net earnings for the third quarter of 1996 totaled $26.7 million, or 33 cents per share, compared with $15.1 million, or 21 cents per share, for the third quarter of 1995.

       Total commercial premiums earned for the three months ended September 30, 1996 increased 60% to $568.3 million from $355.2 million for the same period in the prior year. This increase is attributable to a 58% increase in member months in the Company's commercial health care programs, including a 56% member months increase in the Freedom Plan. Premium rates of commercial programs were slightly higher in this quarter than in the third quarter of 1995 and 3.0% higher than in the fourth quarter of 1995.

       Premiums earned from government programs increased 97% to $229.3 million in the third quarter of 1996 compared with $116.5 million in the third quarter of 1995. Membership growth accounted for most of the change as member months of Medicare programs increased 112% when compared with the prior year third quarter, while member months of Medicaid programs increased by 60% over the level of the prior year third quarter. Premiums per member per month in the Company's Medicaid programs are now expected to decline at a rate slightly in excess of 7% for the year. The Medicaid premium declines are largely associated with significant reductions in reimbursement rates in New York. The Company expects that its Medicaid enrollment in New York will decline as a percentage of total Medicaid enrollment in future periods as a consequence of these reductions and changes in eligibility rules.

       Net third-party administration revenues for the three months ended September 30, 1996 declined 26.6% to $2.4 million from $3.2 million for the same period in the prior year. This decline is attributable to a 10% decrease in member months and a 19% decrease in per member per month revenue.

       Net investment income for the three months ended September 30, 1996 increased 114% to $11.3 million from $5.3 million for the same period in 1995 due to the increase in invested cash generated by cash flow from operations and approximately $220 million of net proceeds from the Company's public offering in April 1996.

       The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 80.2% for the third quarter of 1996 compared with 78.1% for the third quarter of 1995. The increase is attributable to a higher percent of membership in the Company's Medicare programs, greater than expected pharmacy costs and decreased per member per month revenue in the Company's Medicaid programs.

       Marketing, general and administrative expenses totaled $123.6 million in the third quarter of 1996 compared with $85.7 million in the third quarter of 1995. The increase over the third quarter of 1995 is primarily attributable to a $17.5 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percentage of operating revenue were 15.4% during the third quarter of 1996 compared with 18.0% during the third quarter of 1995. The Company expects that its administrative expenses will increase slightly in the fourth quarter of 1996 as a consequence of increased costs associated with the conversion of its information systems.

       The Company's profitability is dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish effective risk-sharing agreements with providers, government regulation, taxes and other government charges, and numerous other external influences may affect Oxford's ability to control such costs. The Company uses its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to the most cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above listed or other factors. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

The nine months ended September 30, 1996 compared with the nine months ended September 30, 1995

       Total revenues for the nine months ended September 30, 1996 were $2.19 billion, up 79% from $1.23 billion during the same period in the prior year. Net earnings for the first nine months of 1996 totaled $67.6 million, or 86 cents per share, compared with $36.8 million, or 50 cents per share, for the first nine months of 1995.

       Total commercial premiums earned for the nine months ended September 30, 1996 increased 69% to $1.56 billion from $921.8 million for the same period in the prior year. This increase is attributable to a 69% increase in member months in the Company's commercial health care programs, including a 70% member months increase in the Freedom Plan.

       Premiums earned from government programs increased 111% to $601.0 million in the first nine months of 1996 compared with $284.3 million in the first nine months of 1995. Membership growth accounted for most of the change as member months of Medicare programs increased 141% when compared with the prior year third quarter, while member months of Medicaid programs increased by 65% over the level of the prior year third quarter. Premiums per member per month in the Company's Medicaid programs are now expected to decline at a rate slightly in excess of 7% for the year as a result of reductions in reimbursement rates in New York.

       Net third-party administration revenues for the nine months ended September 30, 1996 decreased 11.5% to $7.9 million from $8.9 million for the same period in the prior year. This decline is attributable to a 9.0% decrease in member months and a 2.8% decrease in per member per month revenue.

       Net investment income for the nine months ended September 30, 1996 increased 118% to $28.2 million from $12.9 million for the same period last year due to the increase in invested cash generated by cash flow from operations and approximately $220 million of net proceeds from the Company's public offering in April 1996.

       The medical-loss ratio was 80.2% for the first nine months of 1996 compared with 77.8% for the first nine months of 1995. The increase is attributable to a higher percent of membership in the Company's Medicare programs, greater than expected pharmacy costs and decreased per member per month revenues in the Company's Medicaid programs.

       Marketing, general and administrative expenses totaled $343.9 million in the first nine months of 1996 compared with $222.9 million in the first nine months of 1995. The increase over the first nine months of 1995 is primarily attributable to a $55.7 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 15.9% during the first nine months of 1996 compared with 18.3% during the first nine months of 1995.

       See Item 5. "Other Information" concerning the impact of recently enacted government regulations.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow from operations of $282.5 million and the net proceeds of approximately $220 million from the public offering in April 1996 of 5,227,272 newly issued post-split shares of common stock contributed to an increase in cash and cash equivalents and short-term investments to $832.0 million as of September 30, 1996 from $368.6 million at December 31, 1995.

       The Company's capital expenditures for the first nine months of 1996 totaled $38.6 million. Such funds were used primarily for management information systems and leasehold improvements related to business expansion. In the second quarter of 1996, the Company also added approximately $55 million to the capital reserves of its New York HMO subsidiary and approximately $15 million to the capital reserves of its New Jersey HMO subsidiary to support the expanding business of those subsidiaries.

       Except for anticipated capital expenditures, the Company currently has no definitive commitments for use of material cash resources. However, management continually evaluates opportunities to expand the Company's managed care services and health plan operations.

       The Company's medical costs payable, which includes reserves for incurred but not reported claims ("IBNR"), was $525.9 million as of September 30, 1996 and $300.5 million as of December 31, 1995. The

Company estimates the amount of such reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth affects the Company's ability to rely on historical information in making IBNR reserve estimates.

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 5. "Other Information" contain certain forward-looking statements, including statements concerning future earnings, premium rates, enrollment, the effect of government regulation and medical and administrative costs. Actual results could differ materially from those discussed. Factors that could cause actual results to differ materially include government action, termination or renegotiation of provider contracts on less favorable terms, the effect of competition on premium rates and increasing medical costs. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Business-Cautionary Statement Regarding Forward-Looking Statements."

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Recent Federal Legislation

       The recently enacted Federal Health Insurance Portability and Accountability Act of 1996, (i) insures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantees availability of health insurance to employees in the small group market and (iii) prevents exclusion of individuals from coverage under group plans based on health status. The provisions are effective beginning July 1, 1997. The Company is currently subject to similar state law provisions in New York limiting preexisting condition exclusions for new group and individual enrollees who had continuous prior coverage and requiring issuance of group coverage to small group employers. The Act also permits offering Medical Savings Account plans on a pilot basis and includes programs targeting fraud and abuse. Recently enacted Federal legislation mandates coverage for minimum hospital stays after childbirth (consistent with many new state law requirements) and parity in applying lifetime limits to mental health benefits.

Recent New York State Legislation

       New York recently enacted the Health Care Reform Act of 1996 (the "Act"). Effective January 1, 1997, the Act allows all private health care payors to negotiate payment rates for inpatient hospital services. Previously, only HMOs could negotiate rates for these services. While non-HMO payors who compete with the Company may pay negotiated hospital rates beginning next year, the Company expects that it will continue to have competitive arrangements with hospitals in its network in view of its position as one of the largest payors in the market. Also, effective January 1, 1997, the Company will begin making payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the Act. Previously, bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. As contemplated by the Act, the Company is in the process of negotiating adjustments to rates paid to network hospitals in New York to reflect elimination of these surcharges. There can be no assurance that the Company will reach agreement on these adjustments with all contracted hospitals in New York or that agreement will be reached by January 1, 1997. The Company has filed increases in certain of its commercial premium rates in New York of between 2% and 3.2% in addition to normal trend increases in view of the potential increases in costs attributable to the Act.

       The New York legislature also recently passed legislation related to operation of managed care plans, which contains provisions relating to, among other things, utilization review, consumer disclosure and right of hearing on termination of physicians from health plan networks.

       The Company is unable to determine the ultimate impact of the foregoing legislation or of future legislation and regulatory changes. See the Company's Annual Report on Form 10K, Item 1. "Business--Government Regulation, and Cautionary Statement Regarding Forward-Looking Statements--Government Regulation; Reimbursement."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit No.   Description of Document

              10(a) Employment Agreement, dated August 14, 1996 between Registrant and Stephen F. Wiggins.

              10(b) Employment Agreement, dated August 14, 1996 between Registrant and William M. Sullivan.

              10(c) Employment Agreement, dated August 14, 1996 between Registrant and Jeffery H. Boyd.

              10(d) Employment Agreement, dated August 14, 1996 between Registrant and Andrew B. Cassidy.

              10(e) Employment Agreement, dated August 14, 1996 between Registrant and Robert M. Smoler.

              10(f) Employment Agreement, dated August 14, 1996 between Registrant and David B. Snow Jr.

              11          Computation of Net Earnings Per Share of Common Stock.

        (b) Reports on Form 8-K

            In a report on Form 8-K, dated August 6, 1996, and filed August 7, 1996, the Company reported, under Item 5. "Other Events," its second quarter 1996 earnings press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OXFORD HEALTH PLANS, INC.
                                     ------------------------------------------
                                                   (Registrant)

November 8, 1996                               /s/ STEPHEN F. WIGGINS
----------------                     ------------------------------------------
     Date                                   STEPHEN F. WIGGINS, Chairman
                                            and Chief Executive Officer

November 8, 1996                              /s/ ANDREW B. CASSIDY
----------------                     ------------------------------------------
     Date                            ANDREW B. CASSIDY, Chief Financial Officer

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit                                                                           Page
Number         Description of Document                                            Number
-------        -----------------------                                            ------
  10(a)        Employment Agreement, dated August 14, 1996 between Registrant
               and Stephen F. Wiggins.                                               14

  10(b)        Employment Agreement, dated August 14, 1996 between Registrant
               and William M. Sullivan.                                              34

  10(c)        Employment Agreement, dated August 14, 1996 between Registrant
               and Jeffery H. Boyd.                                                  54

  10(d)        Employment Agreement, dated August 14, 1996 between Registrant
               and Andrew B. Cassidy.                                                74

  10(e)        Employment Agreement, dated August 14, 1996 between Registrant
               and Robert M. Smoler.                                                 94

  10(f)        Employment Agreement, dated August 14, 1996 between Registrant
               and David B. Snow Jr.                                                114

   11          Computation of Net Earnings Per Share of Common Stock.               134
