Form 10-K
period 1996-12-31
OXFORD HEALTH PLANS INC
filed 1997-03-19
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________to_____________________

Commission File Number:                  0-19442

                            OXFORD HEALTH PLANS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                       06-1118515
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)

       800 Connecticut Avenue, Norwalk, Connecticut           06854
       (Address of principal executive offices)             (Zip Code)

                                 (203) 852-1442
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $.01 Per Share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1997, there were 77,771,954 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $4,205,276,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of Registrant's definitive Proxy Statement to be filed pursuant to
                           Regulation 14A (Part III)

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Oxford Health Plans, Inc. ("Oxford" or the "Company"), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company providing health benefit plans in New York, New Jersey, Pennsylvania, Connecticut and New Hampshire. The Company's product line includes its point-of-service plans, the Freedom Plan and the Liberty Plan, traditional health maintenance organizations ("HMOs"), Medicare and Medicaid plans, third-party administration of employer-funded benefit plans ("self-funded health plans") and dental plans. The Company's principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854, and its telephone number is (203) 852-1442. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

    In July 1995, a wholly-owned subsidiary of the Company merged with OakTree Health Plan, Inc. ("OakTree"), a Philadelphia-based HMO. The merger was accounted for as a pooling of interests and, accordingly all data in the paragraphs that follow have been restated to include the operations and accounts of OakTree for all periods prior to the merger.

    The Company offers its products through its five HMO subsidiaries, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ"), Oxford Health Plans (CT), Inc. ("Oxford CT"), Oxford Health Plans (NH), Inc. ("Oxford NH"), Oxford Health Plans (PA), Inc. ("Oxford PA") and through Oxford Health Insurance, Inc. ("OHI"), the Company's health insurance subsidiary. OHI has been granted a license to operate as an accident and health insurance company by the Department of Insurance of the State of New York, the State of New Jersey, the State of Connecticut, the State of New Hampshire, the State of Florida, and the Commonwealth of Pennsylvania. The Company is not dependent on any single employer or group of employers, as the largest employer group contributed approximately 3.0% of total premiums earned during 1996 and the ten largest employer groups contributed 8.7% of total premiums earned during 1996. The Company's business is managed through regional management structures in New York, New Jersey, Connecticut and Pennsylvania (including southern New Jersey counties in the Philadelphia metropolitan area).

PRODUCTS

   Freedom Plan

    Oxford's Freedom Plan is a point-of-service health care plan that combines the benefits of Oxford's HMOs with those of conventional indemnity health insurance. Oxford's Freedom Plan gives members the option at any time of using Oxford's HMO plan or exercising their freedom to choose physicians not affiliated with Oxford. The Freedom Plan, first offered in January 1988 in New York, has grown to approximately 1,015,100 members at December 31, 1996 compared with 680,400 at the end of 1995. As a percentage of total premiums earned, Freedom Plan premiums earned were 61.2% in 1996, 64.2% in 1995 and 66.3% in 1994. The flexibility of this program has enabled Oxford to successfully market health care coverage to employer groups who have not previously offered HMO products. The largest employer group offering the Freedom Plan accounted for approximately 3.0% of total premiums earned during 1996 and the ten largest employer groups offering the Freedom Plan accounted for 8.6% of total premiums earned in 1996.

    Oxford has targeted small to medium-size employers (10 to 1,500 employees) for this product. New York Freedom Plan enrollment accounts for more than 80% of all Freedom Plan enrollment. In New York and Pennsylvania, each Freedom Plan member receives two forms of coverage - HMO coverage through the appropriate Oxford HMO and conventional insurance through OHI. In New Jersey and Connecticut, each member receives Freedom Plan coverage through one contract. For Freedom Plan coverage, employers receive one monthly bill and have both the in-network and out-of-network coverage centrally administered by Oxford.

    Oxford offers the Freedom Plan to employers on either a total replacement or a dual option basis. The total replacement Freedom Plan involves the complete conversion of an employer group from the prior base plan to the Freedom Plan, with the Freedom Plan being the new base plan for all employees. Oxford's dual option Freedom Plan gives individual employees the option of selecting Oxford's Freedom Plan as an alternative to the employer's base plan. The dual option Freedom Plan maintains all the in-plan benefits of Oxford's total replacement Freedom Plan, but has significant dollar limits on the out-of-plan benefits.

    The New Jersey Freedom Plan was introduced in New Jersey in January 1991. During 1992, the Company introduced the Connecticut Freedom Plan which, until 1993, was underwritten by an independent insurer and marketed and administered by Oxford, with Oxford retaining substantially all of the profits or losses arising from the product. In 1993, the Company received a license to directly offer its Freedom Plan and HMO products in Connecticut and now fully markets its products in such state. The Company commenced offering its Freedom Plan in Pennsylvania in December 1995.

   HMOs

    Oxford operates licensed HMOs in each of the states in which it operates. The largest HMO commercial employer group accounted for less than one percent of total premiums earned during 1996, while the ten largest HMO groups accounted for 3.2% of total premiums earned in 1996. Commercial HMO membership approximated 192,300 members at December 31, 1996 compared with 112,000 members at the end of 1995. As a percentage of total premiums earned, HMO revenues were 10.7% in 1996, 11.2% in 1995 and 15.2% in 1994.

    Liberty Plan

    In response to demand for more economical health plans, the Company introduced the Liberty Plan, a point-of-service plan, in late 1993. This plan offers savings of up to 12% over the standard Freedom Plan and HMO plans by allowing member groups to choose from a smaller network of highly qualified providers. The Liberty Plan provider network, while smaller than the Freedom Plan network, still ranks among the largest networks of board-certified or recently board-eligible physicians in the New York metropolitan area. Liberty Plan premiums earned represented approximately 2% of total premiums earned in 1996.

   Other Products

   The Company intends to offer other health plan products in certain regions in the coming year, including preferred provider organization products and similar products.

    Medicare and Medicaid

    The Company offers the Oxford Medicare Advantage plan to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries. Under risk contracts with the Federal Health Care Financing Administration (the "HCFA"), Oxford is paid a fixed per member per month capitation amount by the HCFA based upon a formula of the projected medical expense of each Medicare member. The Company bears the risk that the actual costs of health care services may exceed the per member per month capitation amount received by the Company.

    Medicare risk contracts provide revenues which are generally higher per member than those for non-Medicare members, and thus provide an opportunity for increased profits and cash flow. Such risk contracts, however, also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as the result of marketing to individuals rather than to groups. The Company has developed a network of physicians and other providers to serve its Medicare enrollees. At December 31, 1996, the Company had approximately 125,000 members enrolled in its Medicare plans compared with 67,100 members at the end of 1995. Medicare premiums accounted for approximately 19.8% of total premiums earned for the year ended December 31, 1996 compared with 14.2% in 1995 and 6.8% in 1994.

    Oxford also offers a Medicaid Healthy Start plan to individuals eligible for Medicaid benefits in New York, New Jersey, Metropolitan Philadelphia, and Connecticut. The Company receives fixed monthly premiums per member under a risk contract with the respective state agencies administering the Medicaid program. The Company bears the risk that the actual costs of health care exceed the per member per month capitation amounts received by the Company. Medicaid plans also involve the risk of reduced or insufficient government reimbursement and higher marketing and advertising costs per member as a result of marketing to individuals rather than to groups. At December 31, 1996, approximately 162,000 members were enrolled in the Company's Medicaid plans compared with 105,600 members at the end of 1995. Medicaid premiums accounted for approximately 8.3% of total premiums earned for the year ended December 31, 1996 compared with 10.4% in 1995 and 11.8% in 1994.

    See "Cautionary Statement Regarding Forward Looking Statements."

   Self-Funded Health Plans

    Oxford's self-funded health plans have the same flexible plan designs as the Company's fully-insured programs, yet retain the cash flow advantage of self-funding for the employer. The employer self-insures health care expenses and pays for health claims only as they are incurred. In exchange for administration fees, Oxford provides claims processing and health care cost containment services through its provider network and utilization management programs. Unlike most third-party administrators, the Company's self-funded health plans enable employers to access Oxford's provider network and to realize savings through certain of Oxford's discounted fee arrangements and medical cost containment capabilities, while allowing employers to design custom health benefit plans in accordance with their own requirements and objectives.

   Dental Plans

    Oxford maintains a contractual network of over 1,800 private dentists in its service areas through which it offers two dental benefit plans in conjunction with its health benefit plans.

    Specialty Care Management

    During 1996, the Company formed Oxford Specialty Holdings, Inc. (taken together with its subsidiaries, "Specialty Holdings") which was established to manage specialty medical costs in distinct specialties, such as cardiology, oncology or orthopedics. Specialty Holdings will provide the Company and other payors with advisory services from panels of expert specialists, case rate reimbursement contracts for diseases and cases in up to 13 medical specialties, and administrative products and services related to the management of individual diseases and conditions. Expert panels will provide advice as to appropriate diagnoses and treatment at the disease or specialty level and will also provide case management services. With the assistance of each expert panel, Specialty Holdings will develop case rate contracts with physicians and other providers, which will cover the full spectrum of treatment for a specific case or disease for a fixed "case rate." It is anticipated that the Company and other payors will contract with Specialty Holdings for advisory services and procure care for their members at case rates from Specialty Holdings in an effort to reduce the medical costs associated with each specialty.

    Other Investments

    During the third quarter of 1993, the Company agreed to invest up to $10,000,000 of a total of $50,000,000 committed for investment in Health Partners, Inc. ("Health Partners"), an independent company established to provide management and administrative services to physicians, medical groups and other providers of health care. On May 18, 1994, the Company entered into a securities purchase agreement, among the Company, a corporate investor, Health Partners and certain management investors named therein. Pursuant to such securities purchase agreement, the Company increased its commitment to invest in Health Partners from $10,000,000 to $25,000,000, with an ownership interest not to exceed 49%, in exchange for preferred stock which is convertible into 47% of Health Partners' common stock, and the corporate investor agreed to invest $25,000,000 in exchange for preferred stock which is convertible into 33% of Health Partners' common stock. In accordance with the securities purchase agreement, the Company had invested $24,947,000 in Health Partners as of December 31, 1996. The Company's net investment, after recognizing its share of Health Partners losses, was $14,414,000 as of December 31, 1996. The Company contracts with provider groups managed by Health Partners in several of the Company's service areas.

    On November 7, 1995, Oxford completed the acquisition of a 19% interest in St. Augustine Health Care, Inc. ("St. Augustine"), a health maintenance organization offering health benefit plans to Medicaid beneficiaries in eleven counties in the State of Florida. During 1996, St. Augustine received approval of its application to offer commercial programs and expects to begin offering such programs in 1997. Under the terms of the transaction, Oxford has provided $8 million in financing to St. Augustine and has the right to make future equity investments in St. Augustine.

MARKETING AND SALES

    Oxford distributes its products through its direct sales force and its telemarketing representatives and through its network of independent insurance brokers and agents.

   Direct Sales Force; Telemarketing

    The Company maintains a direct sales staff of account executives and group service representatives. Account executives sell traditional HMO programs, the Company's Freedom and Liberty Plans, and self-funded medical plans. The direct sales force is organized into units in each of the Company's regions. Separate regional sales executives are responsible for each direct sales unit. The Company's marketing department develops television advertising, as well as direct mail advertising, targeted print advertisements and internally generated marketing publications for use by the direct sales force and by independent brokers and agents.

    Group service representatives are also organized on a regional basis and are responsible for servicing accounts. Group service representatives become the principal administrative contact for employers and their benefit managers by conducting on-site employee meetings and by providing reporting and troubleshooting services.

   The Company also employs a staff of telemarketing representatives who generate leads for the direct sales force and who sell directly to small group, individual and government program customers.

   Independent Insurance Agents and Brokers

    The primary distribution system for the group health insurance industry in the Company's service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 4,500 independent insurance agents and brokers (compared with 3,300 at the end of 1995) who are paid a commission on sales. Independent insurance agents and brokers have been responsible for a significant portion of Oxford's Freedom Plan enrollment growth over the past four years, and the Company expects to continue using independent insurance agents and brokers in its marketing system over the next several years. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region.

   National Accounts

    Oxford has entered into affiliations with HMOs and other provider networks outside the Company's service area which enable Oxford to market its Freedom Plan, Liberty Plan and HMO products to employers seeking coverage for employees in other geographic regions.

PHYSICIAN NETWORK

    The Company's health care programs are designed around "primary care" physicians, who assume overall responsibility for the care of members, and determine or recommend the nature and extent of services provided to any given member. Primary care physicians provide preventive and routine medical care and are also responsible for making referrals to contracted specialist physicians, hospitals and other providers. Medical care provided directly by primary care physicians includes the treatment of illnesses not requiring referrals, as well as periodic physical examinations, routine immunizations, maternity and well child care and other preventive health services.

    Oxford maintains a network of approximately 37,700 individual physicians, with approximately 17,400 in New York, 8,200 in New Jersey, 6,500 in Pennsylvania, 4,800 in Connecticut, and 800 in New Hampshire. The majority of Oxford's physicians have contracted individually and directly with Oxford, although Oxford also has contracts with management service organizations, individual practice associations and physician groups.

    Private Practice Partnerships

    The Company continues to develop and implement its Private Practice Partnership program ("the Partnerships"), first introduced in 1993 to organize physicians into groups which promote efficient, quality care. The Partnerships initiative organizes private practice physicians within a community into small medical groups, enabling them to achieve the efficiencies and quality control of much larger medical groups, while remaining in their own private offices. These smaller groups also allow the Company to introduce new forms of payment to physicians that encourage more efficient patient care. These forms of payment vary among the Partnerships and include risk sharing and incentive payments which reward the provision of high quality, cost effective care. Each Partnership is responsible for establishing a management committee to oversee the operation of the group. The Company performs the administrative, claims processing, marketing, enrollment, health promotion, quality assurance and utilization review functions for each of the Partnerships. The Company believes that a sustainable competitive advantage in health care is built on structural innovations such as the Partnerships and the Company's specialty management initiatives, as opposed to incremental cost control efforts. The Company's goal in developing the Partnerships is to enable physicians to achieve optimal cost and quality performance, while giving them greater authority and responsibility for a patient's full range of health care needs. By the end of 1996, a total of 151 Partnerships with 3,500 primary care physicians had been established.

    Physician Compensation

    Exclusive of the Partnerships and case rate reimbursement for specialty care, Oxford currently compensates its participating physicians based upon a fixed, discounted fee schedule, under which physicians receive payment for specific procedures and services. The Company's discounted, fee-for-service reimbursement program for participating physicians was designed to achieve delivery of cost-effective, high-quality health care by its physician network. Prior to March 1, 1996, the Company generally withheld 20% of agreed compensation to primary care physicians, and 15% of agreed compensation to specialist physicians. The Company returned to the physicians a portion of such withhold, at its discretion, based upon system-wide and individual physician medical costs compared to actuarially budgeted expenditures. In March 1996, Oxford shifted to a modified fee schedule under which withholds were eliminated for most participating physicians.

    Certain of Oxford's Partnerships are compensated based on global budgeting and risk sharing for serving enrollees in Oxford's commercial, Medicare and Medicaid plans receiving care through Partnerships. For Partnerships that meet the Company's requirements for risk sharing, these agreements allocate Partnerships a fixed, periodic sum on a per member per month basis, adjusted for certain demographics, without regard to the amount or scope of the services rendered. Such agreements shift a portion of the Company's health cost risks to these Partnerships, recognizing the providers' role and capabilities in the area of cost containment. These arrangements are subject to compliance with new risk sharing regulations adopted by the HCFA, which require disclosure and reinsurance for specified levels of risk sharing, and proposed state regulation which could affect physician risk sharing. The Company has also developed an incentive program for non-risk sharing Partnerships based on quality and efficiency measures and a large number of Partnerships will be subject to this program in 1997. The Company continues to evaluate and develop funding models that provide appropriate incentives and fair compensation to physicians of the Partnerships and comply with applicable government regulations.

    The Company, through Specialty Holdings, is also working with specialists that will offer comprehensive treatment for specific diseases or cases at a predetermined case rate. These providers will be responsible for care from the initial diagnosis through post-treatment procedures and will establish contracts with hospitals, specialists, and ancillary providers involved in each case.

CONTROL OF HEALTH CARE COSTS

    Oxford's medical review program controls out-patient services, elective surgeries and hospitalizations provided to Oxford members. Under the medical review program, for most of Oxford's plans, physicians and members are obligated to contact Oxford prior to providing or receiving specified treatments. Utilizing standardized protocols on a procedure-specific basis, Oxford's staff of registered nurses and physicians reviews the proposed treatment for consistency with established norms and standards. The Company's utilization rate for hospitalizations in 1996 exclusive of Medicare and Medicaid was approximately 62 admissions per 1,000 members per year, which the Company believes compares favorably with average industry admissions for all health care plans.

    Oxford's out-patient cost control program is based on the primary care system of health care coordination, which promotes consistency and continuity in the delivery of health care. For most plans sold, each person who enrolls in an Oxford plan must select a participating primary care physician who serves as the manager of the member's total health care needs. Members see their primary care physician for all routine and preventive medical services. The primary care physician either provides necessary services directly or authorizes referrals for specialist physicians, diagnostic tests and hospitalizations. Except in life-threatening situations, all elective hospitalizations and surgical procedures must be authorized in advance by a member's primary care physician and, in order to receive the highest level of benefits, must be delivered by providers who have contracted with Oxford.

    In connection with its review of claims, the Company compares the services rendered by its participating physicians to an independently developed pattern of treatment standards. This pattern of treatment analysis allows the Company to identify procedures which were not consistent with a patient's diagnoses, as well as billing abuses. Separate claims auditing systems are utilized for hospital diagnosis related group payments and all other surgical payments. Oxford utilizes a hospital bill audit program which has yielded significant savings with respect to hospital claims, through pricing reviews, medical chart audits and on-site hospital reviews. Oxford's claim auditing program includes a sophisticated computer program that also identifies abuses in physician billing practices, and helps isolate specific physicians who are not practicing and billing in a manner consistent with Oxford's health care philosophy. In addition, the Company maintains management information systems which help identify aberrant medical care costs.

QUALITY MANAGEMENT

    Oxford requires that each of its physicians in its commercial and Medicare rosters be board certified in his or her specialty (by passing certifying examinations in his or her specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. Board certification is one of the few objective measures of a physician's expertise. Additionally, Oxford has a rigorous credentialing procedure that consists of: primary verification of all credentials; query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges; and, on-site office evaluation to determine compliance with Oxford standards. Oxford also biennially recredentials all providers. The recredentialing review consists of repeating the initial credentialing process as well as a review of the provider's practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the provider, utilization patterns and the provider's compliance with Oxford's administrative protocols.

    The Company's physician contracts require adherence to Oxford's Quality Assurance and Medical Review Programs. Oxford's Quality Management Committees, which are composed of distinguished physicians from within Oxford's network of providers, advise the Company's Vice President of Medical Affairs concerning the development of credentialing and other medical criteria. The committees also provide oversight of Oxford's Quality Management and Utilization Management Programs through peer review and ongoing review of performance indicators.

    As part of its quality management efforts, the Company uses physician profiling analyses to assess physician behavior with respect to both the direct and indirect components of care, adjusting for differences in case mix, severity and comorbidity. These analyses recognize that primary care physicians have responsibility and accountability for not just the care they provide directly, but also for care provided by specialists to whom they refer cases and for facilities and other related providers. The analyses generate clinical complexity indices to help determine "expected" costs and utilization, and to assess a provider's variance from his/her peers. The Company further evaluates the quality and appropriateness of medical services provided to its members by performing member and physician satisfaction studies. The Company conducts on-site review of medical records at physician offices facilitating accurate retrieval of statistical information which allows for prompt problem resolution in the event of member or physician complaints and for retrieval of data when conducting focused studies.

RISK MANAGEMENT

    The Company limits in part the risk of catastrophic losses by maintaining reinsurance coverage. Current reinsurance arrangements cover 50% to 90% of annual medical expenses beyond an annual deductible of $150,000 for each member, up to a lifetime maximum of $2,000,000 per member.

    The Company also maintains general liability, property, employee fidelity, directors and officers, and professional liability insurance coverage in amounts the Company deems prudent. The Company requires contracting physicians, physician groups and hospitals to maintain professional liability and malpractice insurance in an amount at least equal to industry standards.

GOVERNMENT REGULATION

   The Company's HMO subsidiaries in New York, New Jersey, Pennsylvania, Connecticut and New Hampshire are each subject to substantial federal and state government regulation. The Company's New York domiciled insurance subsidiary, OHI, is subject to regulation by the New York State Department of Insurance ("NYSDI"). In addition, OHI is subject to regulation as a foreign insurer by New Jersey, Pennsylvania, Connecticut, Florida and New Hampshire.

   Federal Regulation

    One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMOs and competitive medical plans ("CMPs"), and prescribes the manner in which such HMOs and CMPs must be organized and operated in order to maintain federal qualification and/or to be eligible to enter into Medicare contracts with the federal government. Oxford NY, Oxford NJ and Oxford CT are qualified CMPs under the HMO Act. In order to maintain this status, Oxford NY, Oxford NJ and Oxford CT must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law.

   The Company's health plans which have Medicare risk contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by the HCFA, a branch of the United States Department of Health and Human Services. Enrollment under the Medicare risk program and other federal programs cannot exceed 50% of a health plan's total enrollees. The HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with the HCFA's contracts and regulations and the quality of care being rendered to the health plan's Medicare members. Health plans which offer a Medicare risk product must also comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with the HCFA to monitor the quality of health care received by Medicare members. PRO requirements relate to quality assurance and utilization review procedures. Recent regulations of the HCFA impose requirements relating to physician incentive plans which place physicians participating in Medicaid and

Medicare HMO plans at substantial financial risk. Requirements include mandatory reinsurance, member disclosure and member satisfaction surveys.

   The Company's health plans which have Medicaid contracts, Oxford NY, Oxford NJ, Oxford PA and Oxford CT, are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program. Medicaid regulations require that enrollment of Medicaid and other federal government program beneficiaries cannot exceed 25% of a health plan's total enrollment. Oxford PA is currently operating under a HCFA waiver of this requirement.

   State Regulation

    Oxford's HMO subsidiaries are licensed to operate as HMOs by the insurance departments, and, in some cases, health departments, in the states in which they operate. Applicable state statutes and regulations require Oxford's HMO subsidiaries to file periodic reports with the relevant state agencies and contain requirements relating to the operation of their HMOs, the rates and benefits applicable to their products and their financial condition and practices. In addition, state regulations require the subsidiaries to maintain restricted cash or available cash reserves and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company. State regulatory authorities exercise oversight regarding the Company's HMOs' provider networks, medical care delivery and quality assurance programs, form contracts and financial condition. The Company's HMOs are also subject to periodic examination by the relevant state regulatory authorities.

    OHI is an accident and health insurance company licensed by the NYSDI and licensed as a foreign insurer by the insurance departments of New Jersey, Pennsylvania, Connecticut, Florida, and New Hampshire. Applicable state laws and regulations contain requirements relating to OHI's financial condition, reserve requirements, premium rates and form contracts, and require OHI to file periodic reports with the various insurance departments. OHI's affairs and operations are also subject to periodic examination by these agencies.

    State regulations generally require that HMOs utilize standard "community rates" in determining HMO premiums. Such community rates are generally revised annually by the HMO, and, in most cases, must be approved in advance by the applicable state insurance department. The methodology employed in determining premiums for the Company's Freedom Plan products utilizing an HMO must also be approved in advance by the applicable state insurance department and must combine the relevant community rate with traditional indemnity insurance rating criteria.

    Applicable federal and state regulations also contain licensing and other requirements relating to the offering of the Company's products in new markets and offerings by the Company of new products, which may restrict the Company's ability to expand its business. The failure of the Company's subsidiaries to comply with existing laws and regulations or a significant change in such laws or regulations could materially and adversely affect the operations, financial condition and prospects of the Company.

    Applicable New York statutes and regulations require the prior approval of the New York Commissioner of Health and the New York Superintendent of Insurance for any change of control of Oxford NY or the Company and the prior approval of the New York Superintendent of Insurance for any change of control of OHI or the Company. Similar laws in New Jersey, Pennsylvania, Connecticut, Florida and New Hampshire require insurance department approval of any change in control of the Company or the relevant subsidiary. For purposes of these statutes and regulations, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity. Therefore, prior approval would be required for any person to acquire the power to vote 10% or more of the common stock of the Company.

    Recent Regulatory Developments

    State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford's HMO subsidiaries and OHI. The recently enacted Federal Health Insurance Portability and Accountability Act of 1996, (i) insures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantees availability of health insurance to employees in the small group market and (iii) prevents exclusion of individuals from coverage under group plans based on health status. The act also permits offering Medical Savings Account plans on a pilot basis and includes programs targeting fraud and abuse. The provisions are effective beginning July 1, 1997. The Company is currently subject to similar state law provisions in New York limiting preexisting condition exclusions for new group and individual enrollees who had continuous prior coverage and requiring issuance of group coverage to small group employers. Recently enacted federal legislation mandates coverage for minimum hospital stays after childbirth (consistent with many new state law requirements) and parity in applying lifetime limits to mental health benefits. In addition, the HCFA adopted rules in 1996 imposing reinsurance, disclosure and other requirements relating to physician incentive plans which place physicians participating in Medicare and Medicaid HMO plans at substantial financial risk.

    New York recently enacted the Health Care Reform Act of 1996 (the "Act"). Effective January 1, 1997, the Act allows all private health care payors to negotiate payment rates for inpatient hospital services. Previously, only HMOs could negotiate rates for these services. While non-HMO payors who compete with the Company may pay negotiated hospital rates beginning January 1, 1997, the Company expects that it will continue to have competitive arrangements with hospitals in its network in view of its position as one of the largest payors in the market. Also, effective January 1, 1997, the Company is required to make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education, and other state programs under the Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. As contemplated by the Act, the Company has substantially completed the negotiation of adjustments to rates paid to network hospitals in New York to reflect elimination of these surcharges. These adjustments are generally effective as of January 1, 1997, but they are not expected to result in savings equal to the cost of the surcharges. Accordingly, the Company has filed increases in certain of its commercial premium rates in New York of between 2% and 3.2% in addition to normal trend increases in view of the increases in costs attributable to the Act.

    The New York legislature also recently passed legislation related to operation of managed care plans, which contains provisions relating to, among other things, utilization review, consumer disclosure and right of hearing on termination of physicians from health plan networks.

    Many states in which Oxford operates are currently considering regulations relating to mandatory benefits, provider compensation arrangements, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and Congress is considering significant changes to both the Medicare and Medicaid programs, including changes which would significantly reduce reimbursement to HMOs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". Over the past year, bills have been introduced in the legislature in New York, New Jersey, Connecticut and Pennsylvania including some form of the so-called "Any Willing Provider" initiative which would require HMOs such as the Company's HMO subsidiaries to allow any physician meeting their credentialing criteria to join the Oxford network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies.

    Recently enacted legislation and the proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses, and reductions could be made in Medicare and Medicaid reimbursement rates. In addition, proposed Medicare reform bills contain provisions relating to Medicare which would facilitate entry of competing HMOs into the Company's service areas by repealing the rule requiring Medicare risk contractors to have one commercial enrollee for each Medicare or other government program enrollee and creating permissive licensure for HMOs sponsored by provider networks. See "Cautionary Statement Regarding Forward Looking Statements--Government Regulation; Reimbursement."

COMPETITION

    HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, preferred provider organizations ("PPOs"), and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York and United Health Care, each of which has significant enrollment in the New York metropolitan area and, in the case of the latter, greater financial resources than the Company. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as The Prudential Insurance Company, The New York Life Insurance Company, Aetna U.S. Healthcare Inc. and Blue Cross/Blue Shield. Additional competitors may enter the Company's markets in the future. The Company believes the quality of its service and physicians, as well as its reputation, are important competitive factors. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups and certain of Oxford's competitors have set premium rates at levels below Oxford's rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

    To address rising health care costs, some large employer groups have consolidated their health benefits programs and have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include traditional indemnity insurance plans, HMOs, point-of-service plans, and PPO plans, may be provided either by third parties or may be self-funded by the employer. Point-of-service plans have gained favor with some employer groups because they allow for the consolidation of health benefit programs. The Company believes that employers will seek to offer health plans, similar to the Company's Freedom and Liberty Plans, that provide for "in plan" and "out-of-plan" options while encouraging members to use the most cost-effective form of health care services through increased copayments, deductibles and coinsurance. Although the Company's point-of-service products, the Freedom Plan and Liberty Plan, offer this alternative to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups. The Company also competes with other health plans to contract with physicians and other providers.

Information System Conversion

In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford over the last four years. During the conversion, unanticipated software and hardware issues created a slow-down in the Company's claims payment, billing functions and telephone service. As a result, the Company's accounts receivable and liability for medical costs payable at December 31, 1996 increased significantly from the third quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company believes it has addressed the problems principally responsible for the delays in claims payments and billing and continues to aggressively pursue solutions to remaining system and data issues and resolution of billing and claims payment issues raised by customers and providers.

EMPLOYEES

    At December 31, 1996, the Company had approximately 5,000 employees, none of whom is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" including statements concerning future premium rates for commercial, Medicare and Medicaid business, future medical-loss ratio levels and the Company's ability to control health care costs, certain statements contained in "Business" including statements concerning proposed efforts to control health care and administrative costs, government regulation and the future of the health care industry, and other statements contained herein regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed hereinafter.

    Control Over and Predictability of Health Care Costs

    Oxford's future profitability is dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing arrangements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish acceptable compensation arrangements with providers and numerous other factors may affect Oxford's ability to control such costs. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

    Medical costs payable in Oxford's financial statements include reserves for incurred but not reported claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's rapid growth affects its ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy or completeness of such estimates or that adjustments to reserves will not cause volatility in Oxford's results of operations.

    Government Regulation; Reimbursement

    The health care industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulation relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. Oxford's ability to declare and pay dividends is limited by state regulations (although Oxford has not paid cash dividends in the past and does not anticipate paying cash dividends in the foreseeable future). In 1996, significant federal and state legislation affecting the Company's business was enacted. See "Business-Recent Regulatory Developments." Moreover, state and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulation relating to mandatory benefits, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks which would apply to the Company. In addition, Congress is considering significant changes to Medicare and Medicaid legislation and has in the past considered, and may in the future consider, proposals relating to health care reform. Changes in federal and state laws or regulations, if enacted, could increase health care costs and administrative expenses and reductions could be made in Medicare and Medicaid reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations but such legislation and regulations, particularly in New York, could have a material adverse impact on the Company's operations, financial condition and prospects. See "Business-Government Regulation."

    Premiums for Oxford's Medicare and Medicaid programs are determined through formulas established by the HCFA for Oxford's Medicare contracts and by state government agencies in the case of Medicaid. Medicaid premiums in New York were significantly reduced in 1996, and HCFA has proposed legislation which would reduce future reimbursement under the Company's Medicare risk contracts. Premium reductions or premium rate increases in a particular region which are lower than the rate of increase in health care service expenses for Oxford's Medicare or Medicaid members in such region could adversely affect Oxford's results of operations. Oxford's Medicare programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare and Medicaid programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups.

    Competition

    HMOs and health insurance companies operate in a highly competitive environment. Oxford has numerous competitors, including for-profit and not-for-profit HMOs, PPOs and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than Oxford. Oxford also competes with HMOs and managed care plans sponsored by large health insurance companies. Many of these competitors offer flexible plans that permit employers to self-fund the medical risk of their plans. Additional competitors may enter Oxford's markets in the future. The cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups and certain of Oxford's competitors have set premium rates at levels below Oxford's rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive. See "Business-Competition."

    Management of Growth

    Over the past five years the Company has experienced rapid growth in its business and in its staff and the Company will be affected by its ability to manage growth effectively, including its ability to continue to develop processes and systems to support its growing operations. See "Business-Information System Conversion." There can be no assurance that the Company will be able to maintain its historical growth rate.

ITEM 2.  PROPERTIES

    Oxford occupies as its principal executive offices approximately 185,000 square feet of office space at 800 Connecticut Avenue, Norwalk, Connecticut under four leases expiring February 28, 1999 through February 28, 2001. Additionally, the Company has leases to occupy a) approximately 114,000 square feet of sales and administrative office space at 1133 Avenue of the Americas in New York City expiring December 1, 1999; b) approximately 34,000 square feet of sales office space in Melville, NY expiring June 30, 2002; c) approximately 133,000 square feet of sales office space in Edison, New Jersey expiring December 1, 1999 through April 30, 2002; d) approximately 180,000 square feet of administrative office space in Nashua, NH expiring May 31, 1999 through June 30, 2000; e) approximately 58,000 square feet of sales and administrative office space in Philadelphia, Pennsylvania expiring April 30, 2005; f) approximately 282,000 square feet of sales and administrative office space in White Plains, New York expiring November 30, 2000; g) approximately 352,000 square feet of administrative office space in Trumbull, CT expiring October 31, 1998 through April 30, 1999; h) approximately 121,000 square feet of administrative office space in Hooksett, New Hampshire expiring November 30, 2002; and i) approximately 61,000 square feet of administrative office space in Milford, Connecticut expiring December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not a party to any material pending legal proceedings. In the ordinary course of its business, the Company is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System under the symbol "OXHP." The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the NASDAQ National Market System. Prices have been adjusted to reflect the two-for-one stock splits in 1995 and 1996 effectuated by the distribution of dividends of one share of common stock for each share of common stock outstanding. See Item 8. "Financial Statements and Supplementary Data" - note 5 of notes to consolidated financial statements.

                             1996                      1995
                     ---------------------       -----------------
                       HIGH           LOW        HIGH         LOW
                       ----           ---        ----         ---
First Quarter        $   44.88       31.13       29.75       19.25
Second Quarter       $   55.25       37.38       29.75       19.25
Third Quarter        $   50.38       27.69       36.75       23.00
Fourth Quarter       $   62.25       41.00       41.88       29.88

    As of March 3, 1997, there were 571 shareholders of record of the Company's common stock.

    The Company has not paid any dividends on its common stock since its formation. The Company does not intend to pay any cash dividends in the foreseeable future; rather the Company intends to retain earnings to provide for the operation and expansion of its business. Additionally, the Company's ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See Item 1. "Business-Government Regulation."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The statement of earnings data and balance sheet data set forth below for each year in the five-year period ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company. The information below has been restated to reflect the merger in July 1995 with OakTree Health Plan, Inc. in a pooling of interests transaction (see note 8 to consolidated financial statements) and is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


                                                           1996           1995           1994           1993           1992
                                                        ----------     ----------     ----------     ----------     ----------
REVENUES AND EARNINGS:                                    (In thousands, except per share amounts and operating statistics)
    Operating revenues ..............................   $3,032,569      1,745,975        752,832        307,622        151,301
    Investment income, net ..........................       42,439         19,392          7,438          6,103          4,395
    Earnings before change in accounting principle ..       99,623         52,398         28,231         12,347          7,193
    Change in accounting principle (1) ..............         --             --             --             --            3,300
                                                        ----------     ----------     ----------     ----------     ----------
    Net earnings ....................................   $   99,623         52,398         28,231         12,347         10,493
                                                        ==========     ==========     ==========     ==========     ==========

FINANCIAL POSITION:
    Working capital .................................   $  451,957        103,448         71,731         63,192         51,857
    Total assets ....................................    1,346,739        608,776        330,160        170,130        107,496
    Long-term liabilities ...........................         --             --             --             --              270
    Common shareholders' equity (2) .................   $  598,170        220,033        132,394         94,655         67,427

PER COMMON AND COMMON EQUIVALENT SHARE (3):
    Primary:
       Earnings before change in accounting principle   $     1.24            .71            .40            .18            .11
       Change in accounting principle (1) ...........         --             --             --             --              .06
                                                        ----------     ----------     ----------     ----------     ----------
       Net earnings .................................   $     1.24            .71            .40            .18            .17
                                                        ==========     ==========     ==========     ==========     ==========

       Weighted average number of
           common shares outstanding ................       80,019         73,454         70,682         67,942         63,406

    Fully diluted:
       Earnings before change in accounting principle   $     1.24            .71            .40            .18            .11
       Change in accounting principle (1) ...........         --             --             --             --              .05
                                                        ----------     ----------     ----------     ----------     ----------
       Net earnings .................................   $     1.24            .71            .40            .18            .16
                                                        ==========     ==========     ==========     ==========     ==========

       Weighted average number of
           common shares outstanding ................       80,643         74,154         71,110         68,742         64,718

OPERATING STATISTICS:
    Enrollment ......................................    1,535,500      1,007,700        513,000        221,330        117,250
    Fully insured member months .....................   15,604,400      9,338,610      4,101,863      1,715,761        913,146
    Self-funded member months .......................      474,200        514,200        524,000        401,000        238,800
    Number of contracted physicians .................       37,700         29,900         21,000         11,500          5,700
    Medical-loss ratio (4) ..........................         80.1%          77.5%          74.1%          73.2%          74.9%

(1) Change in accounting principle is a credit relating to the implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

(2) The Company completed registered public offerings in April 1992 and April 1996. In 1992, the Company issued 553,273 shares of common stock from which the Company realized net proceeds of approximately $9.6 million. In 1996, the Company issued 5,227,272 shares of common stock from which the Company realized net proceeds of approximately $220.5 million.

(3) Per share amounts and weighted average number of common share amounts have been restated to reflect the two-for-one stock splits in 1993, 1995 and 1996. See note 5 to consolidated financial statements.

(4) Defined as health care services expense as a percentage of premiums earned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan and Liberty Plan, health maintenance organization ("HMO") and dental plan products, reimbursements under government contracts relating to its Medicare and Medicaid programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. See "Liquidity and Capital Resources."

    The Company has experienced substantial growth in membership and revenues since it began operations in 1986. The membership and revenue growth has been accompanied by increases in the cost of providing health care in New York, New Jersey, Pennsylvania, Connecticut and New Hampshire. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

    In July 1995, the Company merged with OakTree Health Plan, Inc. ("OakTree"), a Philadelphia-based HMO servicing primarily Medicaid beneficiaries. The merger was accounted for as a pooling of interests and, accordingly, all data in the paragraphs that follow have been restated to include the operations and accounts of OakTree for all periods prior to the merger.

    The following table provides certain statement of operations data expressed as a percentage of total revenues and the medical-loss ratio for the years indicated:

                                                        YEARS ENDED DECEMBER 31
                                                        -----------------------
REVENUES:                                        1996           1995           1994
                                                ------         ------         ------
    Premiums earned .....................         98.3%          98.2%          97.6%
    Third-party administration, net .....           .3             .7            1.4
    Investment income, net ..............          1.4            1.1            1.0
                                                ------         ------         ------
    Total revenues ......................        100.0          100.0          100.0
                                                ------         ------         ------

EXPENSES:
    Health care services ................         78.7           76.2           72.3
    Marketing, general and
     administrative......................         15.5           18.4           20.8
                                                ------         ------         ------
    Total expenses ......................         94.2           94.6           93.1
                                                ------         ------         ------

    Operating earnings ..................          5.8            5.4            6.9

    Other income (expense), net .........          (.1)           (.2)           (.3)
                                                ------         ------         ------

    Earnings before income taxes ........          5.7            5.2            6.6
    Provision for income taxes ..........          2.4            2.2            2.9
                                                ------         ------         ------
    Net earnings ........................          3.3%           3.0%           3.7%
                                                ======         ======         ======

MEDICAL-LOSS RATIO ......................         80.1%          77.5%          74.1%
                                                ======         ======         ======

RESULTS OF OPERATIONS

   Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

    Total premiums earned for the year ended December 31, 1996 increased 74.3% to $3.02 billion from $1.73 billion in 1995. This overall increase was primarily attributable to a 67.1% increase in member months for commercial and government programs. The substantial growth in membership reflected continued consumer acceptance of health care plans in the Company's markets in general, and the popularity of the products offered by the Company in particular.

    Commercial premium revenues increased $864.6 million to $2.17 billion in 1996 from $1.31 billion in 1995. Membership growth accounted for substantially all of the change as member months of the Freedom Plan increased 63.5% when compared with 1995, and member months of Oxford's traditional HMOs increased 65.9% over the prior year. Premium rates of commercial programs were slightly higher in 1996 than in 1995.

    Premium revenues of government programs increased $423.5 million to $850.7 million in 1996 from $427.3 million in 1995. Membership growth accounted for most of the change in Medicare as member months increased 123.7% when compared with the prior year. The increase in Medicaid revenues was attributable to a 61.6% increase in member months compared with 1995, offset in part by a 13.8% decrease in average premium rates during 1996. Premium rates of Medicare programs in 1996 were 8.5% higher than in 1995.

    The following tables show plan revenues earned and membership by product:

                                              YEARS ENDED
                                              DECEMBER 31
                                      ----------------------------      PERCENT
                                         1996             1995          INCREASE
                                      ----------       -----------     ----------
PLAN REVENUES:                               (In thousands)
Freedom Plan ..................       $1,849,167        1,113,432         66.1%
HMOs ..........................          322,288          193,404         66.6
Medicare ......................          599,824          247,090        142.8
Medicaid ......................          250,889          180,172         39.2
                                      ----------       ----------
 Total premium revenues .......        3,022,168        1,734,098         74.3
Third-party administration,
  net..........................           10,401           11,877        (12.4)
                                      ----------       ----------
 Total plan revenues ..........       $3,032,569        1,745,975         73.7%
                                      ==========       ==========      =========

                                            AS OF
                                         DECEMBER 31
                                  -------------------------
MEMBERSHIP:                          1996            1995
                                  ---------       ---------
    Freedom Plan ..........       1,015,100         680,400         49.2%
    HMOs ..................         192,300         112,000         71.7
    Medicare ..............         125,000          67,100         86.3
    Medicaid ..............         162,000         105,600         53.4
                                  ---------       ---------
     Total fully insured...       1,494,400         965,100         54.8
    Self-funded ...........          41,100          42,600         (3.5)
                                  ---------       ---------
     Total membership .....       1,535,500       1,007,700          52.4%
                                  =========       =========       ========

    The Company expects that premium rates for commercial business in 1997 will be slightly higher than in 1996. The Company's commercial rates are often higher than those charged by competitors and its ability to increase rates will be affected by competitive factors and the ability of employer groups to demand concessions from competing health plan providers. The Company believes that commercial premium pricing will continue to be highly competitive. The Company expects that premium rates for Medicare will be approximately 1.6% higher on average in 1997, based on the weighted-average premium rate approved by the Health Care Financing Administration ("HCFA") for the Company's Medicare risk contracts for the year 1997. HCFA has proposed legislation which would result in the Company receiving no increases in Medicare premiums in 1998 and 1999, a slight decrease in premiums in 2000 and slight increases in 2001 and 2002 in the counties where most of the Company's Medicare members reside. Passage of this legislation could cause the Company to reduce benefits or charge a premium under its Medicare plans or require renegotiation of provider arrangements. There is significant opposition to the proposed legislation, and the Company cannot predict the outcome of the legislative process or the impact of reform on the Company's results of operations. The Company currently expects a slight decrease in premium yields in its Medicaid business in 1997 as a consequence of lower enrollment of higher yielding disabled beneficiaries in its Pennsylvania Medicaid plan than was originally anticipated. See "Business-Government Regulation."

    Third-party administration revenues for the year ended December 31, 1996 declined to $10.4 million from $11.9 million in 1995, attributable to a 5.1% decrease in per member per month revenue and a 7.8% decrease in member months.

    Net investment income for the year ended December 31, 1996 increased to $42.4 million from $19.4 million in 1995. This was principally due to the increase in invested cash resulting from increased cash flow from operations during 1996 and approximately $220 million of net proceeds from the Company's public offering in April 1996.

    Health care services expense stated as a percentage of premiums earned (the "medical-loss ratio") was 80.1% for the year ended December 31, 1996 compared with 77.5% for the year ended December 31, 1995. The increase in the medical-loss ratio was attributable to a higher percent of membership in the Company's Medicare programs, greater than expected pharmacy costs, and decreased per member per month premium revenue in the Company's Medicaid programs. Overall per member per month revenue increased 4.3% to $193.67 in 1996 from $185.69 in 1995 while overall per member per month health care services expenses increased 7.8% to $155.16 in 1996 from $143.99 in 1995. Effective January 1, 1997, the New
York Health Care Reform Act of 1996 (the "Act") requires that the Company make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. As contemplated by the Act, the Company has substantially completed the negotiation of adjustments to rates paid to network hospitals in New York to reflect elimination of these surcharges. These adjustments are generally effective as of January 1, 1997, but they are not expected to result in savings equal to the cost of the surcharges. Accordingly, the Company has filed for increases of between 2% and 3.2% in certain of its commercial premium rates in New York in addition to normal trend increases in view of the increases in costs attributable to the Act. See "Government Regulation; Reimbursement."

    The Company's profitability is dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish acceptable compensation agreements with providers and numerous other factors may affect Oxford's ability to control such costs. The Company uses its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to the most cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

    Marketing, general and administrative expenses increased 46.6% to $477.4 million in 1996 from $325.6 million in 1995 which, as a percentage of operating revenues, was 15.7% in 1996 compared with 18.7% in 1995. The increase in marketing, general and administrative expenses was attributable to the Company's rapid membership growth and the costs associated with continuing development and expansion into new markets and the expansion of the Medicaid Healthy Start and Oxford Medicare Advantage programs. The other areas of increased expense were payroll and benefits expense, broker commissions, marketing expenses and depreciation. Payroll and benefits expense increased $74.4 million in 1996 primarily due to an increase in the size of the Company's work force to over 5,000 employees at the end of 1996 from approximately 4,000 employees at the end of 1995. The additional employees were hired primarily in the areas of marketing, management information systems, health services and member services. Broker commissions increased by $23.8 million in 1996 due to the increase in premiums earned. Marketing expenses other than payroll and benefits increased by $5.4 million in 1996, reflecting the Company's continuing commitment to aggressively market its products in a highly competitive environment. Depreciation expense was $18.5 million higher than in 1995 as a result of $48.3 million of capital expenditures during 1996.

    The Company's equity in the net loss of Health Partners, Inc. ("Health Partners") for 1996 was $4.6 million compared with a loss of $3.9 million in 1995. The increased losses for Health Partners relate primarily to lower per member per month premium revenue in Health Partners' Medicaid programs. The Company has a 47% interest in Health Partners, a company established to provide management and administrative services to physicians, medical groups and other providers of health care. The Company contracts with provider groups managed by Health Partners in the Company's service areas.

    The provision for income taxes for 1996 was $72.4 million, or 42.1% of the Company's pretax income in 1996, approximately the same as the 1995 tax rate.

   Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

    Total premium revenues for the year ended December 31, 1995 increased 133.7% to $1.73 billion from $741.9 million in 1994. This overall increase was primarily attributable to a 127.7% increase in member months for commercial and government programs. The substantial growth in membership reflected increasing consumer acceptance of health care plans in the Company's markets in general, and the popularity of the products offered by the Company in particular.

    Commercial premium revenues increased $702.6 million to $1.31 billion in 1995 from $604.3 million in 1994. Membership growth accounted for all of the change as member months of the Freedom Plan increased 133.5% when compared with 1994, and member months of Oxford's traditional HMOs increased 76.1% over the prior year. Premium rates of commercial programs were slightly lower in 1995 than in 1994.

    Premium revenues of government programs increased $289.6 million to $427.3 million in 1995 from $137.7 million in 1994. Membership growth accounted for substantially all of the change as member months of Medicare programs increased 386.6% when compared with the prior year, while member months of Medicaid programs increased 108.8% over the 1994 level. Premium rates of both Medicare and Medicaid programs were substantially unchanged from the prior year.

    The following tables show plan revenues earned and membership by product:

                                             YEARS ENDED
                                             DECEMBER 31
                                      ---------------------------         PERCENT
                                         1995            1994            INCREASE
                                      ----------       ----------       ----------
PLAN REVENUES:                               (In thousands)
Freedom Plan ..................       $1,113,432          491,692            126.4%
HMOs ..........................          193,404          112,560             71.8
Medicare ......................          247,090           50,314            391.1
Medicaid ......................          180,172           87,350            106.3
                                      ----------       ----------
 Total premium revenues .......        1,734,098          741,916            133.7
Third-party administration,
  net..........................           11,877           10,916              8.8
                                      ----------       ----------
 Total plan revenues ..........       $1,745,975          752,832            131.9%
                                      ==========       ==========       ==========

                                         AS OF
                                      DECEMBER 31
                              -------------------------
MEMBERSHIP:                      1995           1994
                              ---------       ---------
Freedom Plan ..........         680,400         318,500           113.6%
HMOs ..................         112,000          64,200            74.4
Medicare ..............          67,100          20,300           230.5
Medicaid ..............         105,600          63,500            66.3
                              ---------       ---------
 Total fully insured...         965,100         466,500           106.9
Self-funded ...........          42,600          46,500            (8.4)
                              ---------       ---------
 Total membership .....       1,007,700         513,000            96.4%
                              =========       =========       =========

    Third-party administration revenues for the year ended December 31, 1995 rose to $11.9 million from $10.9 million in 1994, attributable to a 10.9% increase in per member per month revenue, partially offset by a 1.9% decrease in member months.

    Net investment income for the year ended December 31, 1995 increased to $19.4 million from $7.4 million in 1994. This was principally due to the increase in invested cash resulting from increased cash flow from operations during 1995.


    The medical-loss ratio was 77.5% for the year ended December 31, 1995 compared with 74.1% for the year ended December 31, 1994. The increase in the medical-loss ratio was attributable to the fact that the Company's premium rates have increased at a lower rate than the rate of increase of health care services expenses, and to the higher medical-loss ratio associated with the significantly expanded Medicare program. Overall per member per month revenue increased 2.7% to $185.69 in 1995 from $180.87 in 1994 while overall per member per month health care services expenses increased 7.4% to $143.99 in 1995 from $134.06 in 1994.

    Marketing, general and administrative expenses increased 105.5% to $325.6 million in 1995 from $158.4 million in 1994 which, as a percentage of operating revenues, was 18.7% in 1995 compared with 21.0% in 1994. The increase in marketing, general and administrative expenses was attributable to the Company's rapid membership growth and the costs associated with continuing development and expansion into new markets and the expansion of the Medicaid Healthy Start and Oxford Medicare Advantage programs. Marketing and administrative expenses related to the Medicare and Medicaid programs increased $22.5 million in 1995 to $37.2 million compared with $14.7 million in 1994. The other areas of increased expense were payroll and benefits expense, broker commissions, marketing expenses and depreciation. Payroll and benefits expense increased $68.7 million primarily due to an increase in the size of the Company's work force to almost 4,000 employees at the end of 1995 from approximately 1,950 employees at the end of 1994. The additional employees were hired primarily in the areas of sales, marketing, management information systems, health services and member services. Broker commissions increased by $21.0 million due to the increase in premium revenues. Marketing expenses other than payroll and benefits increased by $16.1 million. Depreciation expense was $14.6 million higher than in 1994 as a result of $83.9 million of capital expenditures during 1995. Marketing, general and administrative expenses also increased due to costs incurred in connection with the advance hiring of customer service and medical management staff to serve the Company's rapidly growing membership.

    The Company's equity in the net loss of Health Partners for 1995 was $3.9 million compared with a loss of $2.1 million in 1994. The increased losses for Health Partners relate primarily to increased investment in physician practices and the start-up of additional centers in New York City and Northern Virginia.

    The provision for income taxes for 1995 was $39.1 million, or 42.7% of the Company's pretax income in 1995. The decrease in the Company's 1995 income tax rate compared with the prior year's rate of 43.5% was attributable to a reduction in the state rate due to a change in state apportionment factors and the composition of the Company's multi-jurisdictional business.

INFLATION

    Although the rate of inflation has remained relatively stable in recent years, health care costs have been rising at a higher rate than the consumer price index. The Company employs various means to reduce the negative effects of inflation. The Company has in prior years increased overall premium rates in order to maintain margins; nevertheless, these rate increases have tended to be below those of traditional indemnity health plans and comparable to competing health plans, thereby maintaining the Company's competitive position. The Company's cost control measures and risk-sharing arrangements with various health care providers also mitigate the effects of inflation on its operations. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations of $287.2 million and the receipt of approximately $220 million in April 1996 from the public offering of shares of the Company's common stock contributed to an increase in cash and cash equivalents and short-term investments to $839.5 million at December 31, 1996 from $368.6 million at December 31, 1995. The Company's cash flow from operations has increased substantially over the last five years primarily as the result of increased earnings from operations and increases in items related to growth in membership and revenues such as receipt of premium revenues before payment of associated health care services expenses.

    Cash amounts aggregating $610,000 have been segregated as restricted investments as required by the New York State Department of Insurance, the New Jersey Department of Insurance and the Pennsylvania Department of Insurance. In 1996, the Company made capital contributions of $70 million to its operating subsidiaries in order to increase reserves and meet state statutory requirements. In addition, the Company's subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent.

    Cash used for capital expenditures was $48.3 million during 1996. This amount was used primarily for computer equipment and software, reflecting the Company's ongoing commitment to upgrade and maintain its information systems to support its rapid growth. In addition, significant expenditures were incurred for leasehold improvements related to the Company's headquarters in Norwalk, Connecticut, and existing regional offices, and to expansion of regional offices in Trumbull, Connecticut; Milford, Connecticut; and White Plains, New York. The Company anticipates capital expenditures of approximately $64 million during 1997, a significant portion of which will be devoted to management information systems and leasehold improvements.

    The Company currently has no definitive commitments requiring cash in excess of currently available resources; however, management continually evaluates opportunities to expand the Company's health care services and health plan operations. The Company's expansion options may include acquisitions, investments and internal development of new markets, products and programs.

    Premiums receivable at December 31, 1996 increased to $315.1 million from $140.0 million at September 30, 1996 primarily as the result of delays in billings caused by conversion of certain of the Company's operations to a new computer system. The Company's medical costs payable, which includes reserves for IBNR, was $624.4 million (including $551.1 million of IBNR) as of December 31, 1996 and $300.5 million (including $297.0 million of IBNR) as of December 31, 1995. The relative increase in medical costs payable from the prior quarter resulted primarily from delays in claim payments caused by the computer system conversion referred to above. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The liability is also affected by shared risk arrangements under Private Practice Partnerships ("Partnership"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) and, in the case of Partnership providers subject to deficits, has established reserves to account for delays or other impediments to recovery of those deficits. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth affects the Company's ability to rely on historical information in making IBNR reserve estimates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Consolidated Financial Statements and Schedules on page
         24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Items 10 through 13 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 1996.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.   All financial statements - see index to financial statements and schedules on page 24.

       2. Financial statement schedules - see index to financial statements and schedules on page 24.

       3.   Exhibits - see exhibit index on page 41.

(b)    Reports on Form 8-K

In a report on Form 8-K dated November 6, 1996 and filed November 7, 1996, the Company reported under Item 5 "Other Events," its third quarter 1996 earnings press release.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 1997.

                                          OXFORD HEALTH PLANS, INC.

                                          By:  /s/STEPHEN F. WIGGINS
                                              --------------------------------
                                                  STEPHEN F. WIGGINS
                                          Chairman and Chief Executive officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on March 13, 1997.

          SIGNATURE                                    TITLE
          ---------                                    -----


/s/  STEPHEN F. WIGGINS                Principal Executive Officer and Director
----------------------------------
    STEPHEN F. WIGGINS


/s/  ANDREW B. CASSIDY                 Principal Financial Officer
----------------------------------
    ANDREW B. CASSIDY


/s/  BRENDAN R. SHANAHAN               Principal Accounting Officer
----------------------------------
    BRENDAN R. SHANAHAN


/s/  JAMES B. ADAMSON                  Director
----------------------------------
    JAMES B. ADAMSON


/s/ ROBERT B. MILLIGAN, JR             Director
----------------------------------
    ROBERT B. MILLIGAN, JR.


/s/ FRED F. NAZEM                      Director
----------------------------------
    FRED F. NAZEM


/s/ MARCIA J. RADOSEVICH               Director
----------------------------------
    MARCIA  J. RADOSEVICH, PH.D.


/s/ BENJAMIN H. SAFIRSTEIN, M.D.       Director
----------------------------------
    BENJAMIN H. SAFIRSTEIN, M.D.


/s/ THOMAS A. SCULLY                   Director
----------------------------------
    THOMAS A. SCULLY

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                PAGE
                                                                                                                ----
Independent Auditors' Report..............................................................................       25
Consolidated Balance Sheets as of December 31, 1996 and 1995..............................................       26
Consolidated Statements of Earnings for the years ended December 31, 1996, 1995 and
    1994..................................................................................................       27
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996,
    1995 and 1994.........................................................................................       28
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
    1994..................................................................................................       29
Notes to Consolidated Financial Statements................................................................       30

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

    We have audited the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                           KPMG Peat Marwick LLP

New York, New York
February 18, 1997

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

Current assets:                                                                        1996             1995
                                                                                   ----------       ----------
     Cash and cash equivalents .............................................       $   72,160       $   58,450
     Short-term investments - available-for-sale, at market value ..........          767,312          310,197
     Premiums receivable ...................................................          315,126           96,278
     Other receivables .....................................................           26,343           15,260
     Prepaid expenses and other current assets .............................            5,814            3,563
     Deferred income taxes .................................................           13,771            8,443
                                                                                   ----------       ----------
                     Total current assets ..................................        1,200,526          492,191
                                                                                   ----------       ----------

Property and equipment, at cost:
     Land and buildings ....................................................              226               41
     Furniture and fixtures ................................................           24,472           19,430
     Equipment .............................................................          104,902           78,835
     Leasehold improvements ................................................           45,093           29,182
                                                                                   ----------       ----------
                                                                                      174,693          127,488
     Less accumulated depreciation and amortization ........................           69,739           30,074
                                                                                   ----------       ----------
         Net property and equipment ........................................          104,954           97,414
                                                                                   ----------       ----------

Deferred income taxes ......................................................            5,700               --
Other noncurrent assets ....................................................           35,559           19,171
                                                                                   ==========       ==========
         Total assets ......................................................       $1,346,739       $  608,776
                                                                                   ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Medical costs payable .................................................       $  624,359       $  300,508
     Trade accounts payable and accrued expenses ...........................           51,160           36,396
     Income taxes payable ..................................................            9,902            1,428
     Unearned premiums .....................................................           63,052           50,299
     Other current liabilities .............................................               96              112
                                                                                   ----------       ----------
         Total current liabilities .........................................          748,569          388,743
                                                                                   ----------       ----------

Shareholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares ..........               --              --
     Common stock, $.01 par value, authorized 200,000,000 shares; issued and outstanding 77,376,282 shares in 1996 and
         34,390,401 shares in 1995 .........................................              774              343
     Additional paid-in capital ............................................          391,602          116,639
     Retained earnings .....................................................          195,790           96,167
     Unrealized net appreciation of investments ............................           10,004            6,884
                                                                                   ----------       ----------
         Total shareholders' equity ........................................          598,170          220,033
                                                                                   ----------       ----------
         Total liabilities and shareholders' equity ........................       $1,346,739       $  608,776
                                                                                   ==========       ==========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)







                                                                           1996               1995               1994
                                                                        -----------        -----------        -----------
Revenues:
   Premiums earned ..............................................       $ 3,022,168          1,734,098            741,916
   Third-party administration, net ..............................            10,401             11,877             10,916
   Investment income, net .......................................            42,439             19,392              7,438
                                                                        -----------        -----------        -----------
    Total revenues ..............................................         3,075,008          1,765,367            760,270
                                                                        -----------        -----------        -----------

Expenses:
   Health care services .........................................         2,421,167          1,344,669            549,896
   Marketing, general and administrative ........................           477,373            325,643            158,429
                                                                        -----------        -----------        -----------
    Total expenses ..............................................         2,898,540          1,670,312            708,325
                                                                        -----------        -----------        -----------

Operating earnings ..............................................           176,468             95,055             51,945

Equity in net loss of affiliate .................................            (4,600)            (3,873)            (2,060)
Other income, net ...............................................               181                319                 41
                                                                        -----------        -----------        -----------
Earnings before income taxes ....................................           172,049             91,501             49,926
Provision for income taxes ......................................            72,426             39,103             21,695
                                                                        -----------        -----------        -----------
Net earnings ....................................................       $    99,623             52,398             28,231
                                                                        ===========        ===========        ===========

Earnings per common and common equivalent share:
    Primary .....................................................       $      1.24                .71                .40
    Fully diluted ...............................................       $      1.24                .71                .40

Weighted average common and common equivalent shares outstanding:
    Primary .....................................................            80,019             73,454             70,682
    Fully diluted ...............................................            80,643             74,154             71,110


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)



                                                                   Common Stock                                            Equity
                                                              -----------------------      Additional                    Adjustment-
                                                               Number          Par          Paid-In         Retained     Short-term
                                                              of Shares       Value         Capital         Earnings     Investments
                                                              ---------      --------       --------        --------     -----------
Balance at January 1, 1994 ............................         16,153       $    162         78,954          15,538           --
                                                                                                                               --
Exercise of stock options .............................            335              3          4,853            --             --
Tax benefit realized upon exercise of stock options ...           --             --            5,030            --             --
Issuance of OakTree capital stock .....................             24           --            1,247            --             --
Net earnings ..........................................           --             --             --            28,231           --
Increase in value of available-for-sale securities,
   net of deferred income taxes .......................           --             --             --              --              661
Decline in value of available-for-sale securities,
   net of deferred income taxes .......................           --             --             --              --           (2,285)
                                                              --------       --------       --------        --------       --------
Balance at December 31, 1994 ..........................         16,512            165         90,084          43,769         (1,624)

Exercise of stock options .............................          1,240             12         10,529            --             --
Two-for-one stock split ...............................         16,638            166           (166)           --             --
Tax benefit realized upon exercise of stock options ...           --             --           16,192            --             --
Net earnings ..........................................           --             --             --            52,398           --
Appreciation in value of available-for-sale securities,
   net of deferred income taxes .......................           --             --             --              --            8,508
                                                              --------       --------       --------        --------       --------
Balance at December 31, 1995 ..........................         34,390            343        116,639          96,167          6,884

Exercise of stock options .............................          2,965             30         21,200            --             --
Proceeds from public offering, net ....................          5,227             53        220,487            --             --
Two-for-one stock split ...............................         34,794            348           (348)           --             --
Tax benefit realized upon exercise of stock options ...           --             --           33,624            --             --
Net earnings ..........................................           --             --             --            99,623           --
Appreciation in value of available-for-sale securities,
   net of deferred income taxes .......................           --             --             --              --            3,120
                                                              --------       --------       --------        --------       --------
Balance at December 31, 1996 ..........................         77,376       $    774        391,602         195,790         10,004
                                                              ========       ========       ========        ========       ========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                                    1996             1995             1994
                                                                                 ---------        ---------        ---------
Cash flows from operating activities:
   Net earnings ..........................................................       $  99,623           52,398           28,231
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
      Depreciation and amortization ......................................          42,886           23,014            8,255
      Deferred income taxes ..............................................         (13,196)          (6,123)          (2,365)
      Equity in net loss of affiliate ....................................           4,600            3,873            2,060
      Net realized losses (gains) on sale of short-term investments ......          (4,734)          (3,365)             984
      Other, net .........................................................             480              274               99
      Changes in assets and liabilities:
        Premiums receivable ..............................................        (218,848)         (47,256)         (35,678)
        Other receivables ................................................         (11,083)          (9,894)            (378)
        Other noncurrent assets ..........................................          (3,747)          (3,610)            (649)
        Medical costs payable ............................................         323,851          134,854          100,109
        Trade accounts payable and accrued expenses ......................          14,764           19,325            9,484
        Income taxes payable .............................................          42,098           14,216           10,937
        Unearned premiums ................................................          12,753           38,894            8,977
        Other, net .......................................................          (2,251)          (2,157)            (732)
                                                                                 ---------        ---------        ---------
          Net cash provided by operating activities ......................         287,196          214,443          129,334
                                                                                 ---------        ---------        ---------

Cash flows from investing activities:
   Capital expenditures ..................................................         (48,348)         (83,946)         (31,173)
   Purchases of available-for-sale securities ............................        (794,099)        (255,841)        (110,313)
   Sales of available-for-sale securities ................................         311,783           96,182           23,780
   Maturities of available-for-sale securities ...........................          33,298           36,340           19,900
   Additions to long-term investment .....................................            --               --             (1,015)
   Maturities of long-term investment ....................................            --             13,505            2,204
   Acquisitions and other investments ....................................         (18,597)          (8,243)          (8,875)
   Other, net ............................................................             723              175             (154)
                                                                                 ---------        ---------        ---------
          Net cash used by investing activities ..........................        (515,240)        (201,828)        (105,646)
                                                                                 ---------        ---------        ---------

Cash flows from financing activities:
   Proceeds from public offerings, net ...................................         220,539             --              1,250
   Proceeds from exercise of stock options ...............................          21,215           10,491            4,808
                                                                                 ---------        ---------        ---------
          Net cash provided by financing activities ......................         241,754           10,491            6,058
                                                                                 ---------        ---------        ---------

Net increase in cash and cash equivalents ................................          13,710           23,106           29,746
Cash and cash equivalents at beginning of year ...........................          58,450           35,344            5,598
                                                                                 ---------        ---------        ---------
Cash and cash equivalents at end of year .................................       $  72,160           58,450           35,344
                                                                                 =========        =========        =========

Supplemental cash flow information - cash paid for income taxes ..........       $  51,931           35,132           14,140
Supplemental schedule of noncash investing and financing activities:
   Tax benefit realized on exercise of stock options .....................          33,624           16,192            5,030
   Unrealized appreciation (depreciation) of available-for-sale securities           5,288           14,547           (2,879)
   One-for-one stock dividend ............................................       $     348              166             --


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION

    Oxford Health Plans, Inc. ("Oxford") is a regional health care company providing health care services in New York, New Jersey, Connecticut, New Hampshire and Pennsylvania. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates five health maintenance organizations ("HMOs"), three of which are federally qualified as Competitive Medical Plans, and an accident and health insurance company, and offers a health benefits administrative service.

    Oxford's five HMOs, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ"), Oxford Health Plans (CT), Inc. ("Oxford CT"), Oxford Health Plans (NH), Inc. ("Oxford NH") and Oxford Health Plans (PA), Inc. ("Oxford PA"), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford's accident and health insurance company, Oxford Health Insurance, Inc. ("OHI"), has been granted a license to operate as an accident and health insurance company by the Department of Insurance in the states of New York, New Jersey, Connecticut, Florida and New Hampshire and in the Commonwealth of Pennsylvania.

    Oxford maintains a health care network of physicians and ancillary health care providers who have entered into formal contracts with Oxford. These contracts set reimbursement at fixed levels or under certain risk-sharing agreements and require adherence to Oxford's policies and procedures for quality and cost-effective treatment.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of consolidation. The consolidated financial statements include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries ("the Company"). All intercompany balances have been eliminated in consolidation. In July 1995, the Company completed a merger with OakTree Health Plan, Inc. ("OakTree") whereby OakTree was merged into a subsidiary of the Company. The merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated as if the merger took place at the beginning of such periods (see note
8). The investment in Health Partners, Inc. is accounted for using the equity method (see note 9).

    (b) Premium revenue. Membership contracts are generally on a yearly basis subject to cancelation by the employer group upon 30 days written notice. Premiums are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members.

    (c) Medical costs payable. Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported claims. The Company estimates the amount of the provision for incurred but not reported claims using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The estimates for submitted claims and incurred but not reported claims are made on an accrual basis and adjusted in future periods as required.

    (d) Health care services cost recognition. The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing agreements. As part of a cost control incentive program, the Company, until March 1, 1996, retained up to 20 percent of the fee-for-service reimbursement as a risk-sharing fund. Amounts retained under this arrangement were payable to the physicians at the discretion of the Company and were included in medical costs payable in the accompanying consolidated balance sheets. Effective March 1, 1996, the Company shifted to a modified fee schedule under which withholds were eliminated for most participating physicians. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements through Private Practice Partnerships.

    (e) Reinsurance. Reinsurance premiums are reported as health care services expense, while related reinsurance recoveries are reported as deductions from health care services expense.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (f) Cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    (g) Financial instruments. The Company has determined that the marketable equity and fixed income securities included in short-term investments might be sold prior to maturity to support its investment strategies. Accordingly, such investments have been classified as available-for-sale and are carried at market value based on quotations obtained from brokers for those or similar instruments, and the unrealized appreciation or depreciation, net of deferred income taxes, has been charged to a separate component of shareholders' equity.

    The carrying amount of other financial instruments approximates fair value generally due to the short-term nature of these instruments.

    (h) Property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets.

    (i) Intangible assets. Intangible assets resulting from business acquisitions are carried at cost and currently amortized over a period of five years. At each balance sheet date, the Company evaluates the realizability of acquisition-related intangible assets based on expectations of nondiscounted cash flows of the acquired entity. Based upon its most recent analysis, the Company believes that no impairment of acquisition-related intangible assets exists at December 31, 1996. Intangible assets are included in other noncurrent assets in the accompanying consolidated balance sheets.

    (j) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    (k) Impairment of long-lived assets and assets to be disposed of. The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have any impact on the Company's financial position, results of operations or liquidity.

    (l) Earnings per share. Earnings per share is based on the weighted average number of common shares and common share equivalents resulting from options outstanding during the periods, after giving retroactive effect to the two-for-one stock splits in 1993, 1995 and 1996 (see note 5) and to the merger with OakTree in July 1995 (see note 8).

    (m) Stock option plans. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 6).

    (n) Marketing costs. Marketing costs associated with the acquisition of plan member contracts are expensed as incurred.

    (o) Use of estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    (p) Reclassifications. Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1996 presentation.

(3)    FINANCIAL INSTRUMENTS

    Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities have been classified as available-for-sale and recorded at fair value, with unrealized gains and losses, net of income taxes, reported in a separate component of shareholders' equity. Realized gains and losses are included in results of operations.

    The methods and assumptions used to estimate the fair value of each class of financial instruments are described in note 2. The following is a summary of available-for-sale securities as of December 31, 1996 and 1995:

                                                             Gross        Gross
                                          Amortized        Unrealized   Unrealized       Fair
                                            Cost             Gains        Losses         Value
                                            ----             -----        ------         -----
                                                                (In thousands)
  December 31, 1996:
     U.S. government obligations ..       $357,944          1,739            741        358,942
     Corporate obligations ........        150,662            782            574        150,870
     Municipal tax-exempt bonds ...        188,441          1,561            115        189,887
                                          --------       --------       --------       --------
       Total debt securities ......        697,047          4,082          1,430        699,699
     Equity securities ............         53,309         15,360          1,056         67,613
                                          --------       --------       --------       --------
       Total short-term
          investments..............       $750,356         19,442          2,486        767,312
                                          ========       ========       ========       ========
                                                             Gross        Gross
                                          Amortized        Unrealized   Unrealized       Fair
                                            Cost             Gains        Losses         Value
                                            ----             -----        ------         -----
                                                                (In thousands)
   December 31, 1995:
     U.S. government obligations ..       $102,891          1,917            260        104,548
     Corporate obligations ........        101,536          1,487            180        102,843
     Municipal tax-exempt bonds ...         56,638            592             28         57,202
                                          --------       --------       --------       --------
       Total debt securities ......        261,065          3,996            468        264,593
     Equity securities ............         37,464          9,457          1,317         45,604
                                          --------       --------       --------       --------
       Total short-term
        investments................       $298,529         13,453          1,785        310,197
                                          ========       ========       ========       ========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                               Amortized        Fair
                                                 Cost           Value
                                                 ----           -----
                                                    (In thousands)
Due in one year or less .................       $ 60,752         60,913
Due after one year through five years....        605,726        608,039
Due after five years through ten years...         30,569         30,747
                                                --------       --------
                                                $697,047        699,699
                                                ========       ========

    Included in investment income are net recognized gains on disposals of available-for-sale securities of $4,734,000 in 1996 and $3,365,000 in 1995, and net recognized losses of $984,000 in 1994. The cost of securities sold is determined on a specific identification basis. Proceeds from the sale or maturity of available-for-sale securities aggregated $345,081,000 in 1996, resulting in gross recognized gains of $9,036,000 and gross recognized losses of $4,302,000. Proceeds from the sale or maturity of available-for-sale securities aggregated $132,522,000 in 1995, resulting in gross recognized gains of $5,654,000 and gross recognized losses of $2,289,000. Proceeds from the sale or maturity of available-for-sale maturities aggregated $43,680,000 in 1994, resulting in gross realized gains of $1,001,000 and gross unrealized losses of $1,985,000. The change in the net unrealized gains on available-for-sale securities included in the separate component of shareholders' equity during 1996 totaled $5,288,000 before deferred income taxes of $2,168,000; during 1995, net unrealized gains totaled $14,547,000 before deferred income taxes of $6,039,000; and during 1994, net unrealized losses totaled $4,039,000 before a deferred income tax benefit of $1,754,000.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(4)    INCOME TAXES

    Income tax expense consists of:

                                                    Current       Deferred        Total
                                                    -------       --------        -----
                                                               (In thousands)
                Year ended December 31, 1996:
                    U.S. Federal ............       $64,358       (10,093)        54,265
                    State and local .........        21,264        (3,103)        18,161
                                                    -------       -------        -------
                      Total .................       $85,622       (13,196)        72,426
                                                    =======       =======        =======

                Year ended December 31, 1995:
                    U.S. Federal ............       $34,672        (4,743)        29,929
                    State and local .........        10,554        (1,380)         9,174
                                                    -------       -------        -------
                      Total .................       $45,226        (6,123)        39,103
                                                    =======       =======        =======

                Year ended December 31, 1994:
                    U.S. Federal ............       $16,828        (1,294)        15,534
                    State and local .........         7,232        (1,071)         6,161
                                                    -------       -------        -------
                      Total .................       $24,060        (2,365)        21,695
                                                    =======       =======        =======


     Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                                       1996          1995          1994
                                                                     --------      --------      --------
                                                                                (In thousands)
            Income taxes at statutory tax rate....................   $ 60,217       32,025         17,474
            State and local income taxes, net
               of Federal income tax benefit......................     11,805        5,963          4,005
            Equity in net loss of affiliate  .....................      1,610        1,356            721
            Tax-exempt interest on municipal bonds................     (1,630)        (726)          (505)
            Other, net............................................        424          485              -
                                                                     --------      -------       --------
            Actual tax provision..................................   $ 72,426       39,103         21,695
                                                                     ========       ======       ========

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                                                 1996                1995
                                                                                -------            --------
                                                                                       (In thousands)
                  Deferred tax assets:
                     Medical costs payable ................................      $11,467              6,906
                     Unearned premiums ....................................        5,790              4,694
                     Trade accounts payable and accrued expenses...........        5,073              1,248
                     Losses of unconsolidated affiliate ...................        4,837              2,768
                     Property and equipment................................        3,593                405
                     Other ................................................        3,206              2,347
                                                                                --------           --------
                          Total gross deferred tax assets                         33,966             18,368
                     Valuation allowance ..................................       (4,837)            (2,768)
                                                                                --------           --------
                         Total deferred tax assets ........................       29,129             15,600
                                                                                --------           --------

                  Deferred tax liabilities:
                     Unrealized appreciation of short-term
                      investments..........................................        6,952              4,784
                     Other.................................................        2,706              2,373
                                                                                --------           --------
                         Total deferred tax liabilities....................        9,658              7,157
                                                                                --------           --------
                         Net deferred tax assets ..........................      $19,471              8,443
                                                                                ========           ========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The valuation allowance as of December 31, 1996 and 1995 relates to the Company's equity in the cumulative losses of an unconsolidated affiliate. At December 31, 1996, 1995 and 1994, there were no other valuation allowances associated with the deferred tax assets as management believes that future operations will generate sufficient taxable income to realize the unreserved deferred tax assets.

(5)    CAPITAL STOCK

    On March 15, 1996, Oxford's Board of Directors approved a two-for-one split of the Company's common stock to be effected by distribution of a dividend of one share of common stock for each share of common stock outstanding, payable to shareholders of record on March 25, 1996. A total of 34,793,720 shares of common stock were issued in connection with the split. The stated par value of $0.01 was not changed and the amount of $347,937 was reclassified from additional paid-in capital to common stock.

    On October 28, 1994, Oxford's Board of Directors unanimously adopted a resolution authorizing an amendment to Oxford's certificate of incorporation to increase the number of authorized shares of common stock from 25,000,000 shares to 200,000,000 shares, subject to shareholder approval. On March 3, 1995, the Company's shareholders approved such amendment. On the same date, the Board of Directors approved a two-for-one split of the Company's common stock effected by distribution of a dividend of one share of common stock for each share of common stock outstanding on March 6, 1995. The two-for-one split was effectuated on March 27, 1995. A total of 16,638,339 shares of common stock were issued in connection with the split. The stated par value of $0.01 was not changed and the amount of $166,383 was reclassified from additional paid-in capital to common stock.

    On July 30, 1993, Oxford's Board of Directors unanimously adopted a resolution authorizing an amendment to Oxford's certificate of incorporation to increase the number of authorized shares of common stock from 13,000,000 shares to 25,000,000 shares, subject to shareholder approval. On September 17, 1993, the Company's shareholders approved such amendment. On the same date, the Board of Directors approved a two-for-one split of the Company's common stock effected by distribution of a dividend of one share of common stock for each share of common stock outstanding on October 8, 1993. The two-for-one split was effectuated on October 27, 1993. A total of 8,015,677 shares of common stock were issued in connection with the split. The stated par value of $0.01 was not changed and the amount of $80,157 was reclassified from additional paid-in capital to common stock. All appropriate share, weighted-average share and earnings per share amounts in the consolidated financial statements were restated to retroactively reflect the stock splits.

(6)    STOCK OPTION PLANS

     The Company grants fixed stock options under its 1991 Stock Option Plan, as amended, to certain key employees and consultants and under its Nonemployee Directors' Stock Option Plan, as amended, to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

    The employee plan provides for granting of nonqualified stock options and incentive stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from date of grant. The employee plan is administered by a committee consisting of three members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the option price and the duration of each award. The Company's previous nonqualified employee stock option plan terminated in 1991, except as to options theretofore granted.

    The nonemployee plan provides for granting of nonqualified stock options to eligible nonemployee directors of the Company. The Plan provides that each year on the first Friday following the Company's annual meeting of stockholders, each individual elected, reelected or continuing as a nonemployee director will automatically receive a nonqualified stock option for 5,000 shares of common stock. The plan further provides that one-fourth of the

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

options granted under the plan vest on each of the date of grant and the Friday prior to the second, third and fourth annual meeting of stockholders following the date of such grant.

     Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

                                                           Weighted-Average
                                           Shares          Exercise Prices
                                          ----------       ----------------
Outstanding at January 1, 1994.....       10,087,668        $      4.29
    Granted .......................        3,216,300              15.01
    Exercised .....................       (1,339,444)              3.59
    Canceled ......................          (68,164)              6.62
                                          -----------        -----------
Outstanding at December 31, 1994...       11,896,360               7.25
    Granted .......................        2,521,104              23.84
    Exercised .....................       (2,734,050)              3.84
    Canceled ......................         (133,978)              9.82
                                          -----------        -----------
Outstanding at December 31, 1995...       11,549,436              11.65
    Granted .......................        1,518,176              42.58
    Exercised .....................       (3,368,208)              6.30
    Canceled ......................         (407,592)             20.51
                                          -----------        -----------
Outstanding at December 31, 1996...        9,291,812        $     18.25
                                          ===========        ===========


    Information about fixed stock options outstanding at December 31, 1996, is summarized as follows:


                                                                            Weighted-Average
                  Range of                Number          Weighted-Average      Remaining
              Exercise Prices           Outstanding        Exercise Price    Contractual Life
           --------------------         -----------        --------------    ----------------
           $  0.32    -   10.32           3,466,264          $   5.72          1.8 Years
             10.66    -   19.82           2,280,622             16.25          3.1 Years
             21.22    -   29.25           2,031,428             23.88          3.7 Years
             32.88    -   57.63           1,513,498             42.44          4.6 Years
                                          ---------             -----
           $  0.32    -   57.63           9,291,812          $  18.25          3.0 Years
                                          =========             =====

    Information about fixed stock options exercisable at December 31, 1996, is summarized as follows:


                  Range of                 Number        Weighted-Average
              Exercise Prices           Exercisable       Exercise Price
           --------------------         -----------       --------------
           $  0.32    -   10.32           2,453,281          $  5.15
             10.66    -   19.82             957,286            16.19
             21.22    -   29.25             421,260            23.92
             32.88    -   57.63              21,379            40.43
                                          ---------          -------
           $  0.32    -   57.63           3,853,206          $ 10.14
                                          =========          =======


    The Company applies APB Opinion 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for grants under this plan consistent with the methodology of SFAS 123, the Company's net earnings and earnings per share for the

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

years ended December 31, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

                                                                                              1996           1995
                                                                                             ------         -----
         Net earnings (000)                          As reported.......................    $ 99,623         52,398
                                                     Pro forma.........................    $ 90,011         49,416

         Primary earnings per share                  As reported.......................    $   1.24            .71
                                                     Pro forma.........................    $   1.12            .67

         Fully diluted earnings per share            As reported.......................    $   1.24            .71
                                                     Pro forma.........................    $   1.12            .67

    The per share weighted-average fair value of stock options granted during 1996 and 1995 was $19.58 and $10.70, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for both years; expected volatility of 48.99% in 1996 and 50.25% in 1995, risk-free interest rates of 6.5% in 1996 and 6.3% in 1995; and expected lives of four years for both years.

    Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

    As of December 31, 1996, there were 10,158,995 shares reserved for issuance under the plans, including 867,183 shares reserved for future grant.

(7)    LEASES

    Oxford leases office space and equipment under operating leases. Rent expense for the years ended December 31, 1996, 1995 and 1994 was $18,546,000, $13,792,000 and $6,623,000, respectively. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1996 were as follows:

                                                                                  (In thousands)
         1997...................................................................     $   21,154
         1998...................................................................         21,904
         1999...................................................................         18,030
         2000...................................................................         12,582
         2001...................................................................          4,769
         Thereafter.............................................................          4,846
                                                                                     ----------
         Total minimum future rental payments...................................     $   83,285
                                                                                     ==========

(8)    ACQUISITIONS

    On July 3, 1995, the Company issued 1,177,047 shares of its common stock in connection with the merger of a wholly-owned subsidiary of the Company with OakTree Health Plan, Inc., the holding company for a Philadelphia- based HMO. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of OakTree for all periods prior to the merger.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    Separate operating revenues, net earnings and other changes in shareholders' equity for all periods prior to the merger are as follows:

                                            Six Months
                                              Ended          Year Ended
                                             June 30,        December 31,
                                               1995             1994
                                             ---------       ------------
                                                   (In thousands)
Operating revenues:
    Oxford ...........................       $ 697,623          713,577
    OakTree ..........................          42,535           39,255
                                             ---------        ---------
    Combined .........................       $ 740,158          752,832
                                             =========        =========

Net earnings (loss):
    Oxford ...........................       $  22,329           27,916
    OakTree ..........................            (608)             315
                                             ---------        ---------
    Combined .........................       $  21,721           28,231
                                             =========        =========


Other changes in shareholders' equity:
    Oxford ...........................       $  16,680            8,262
    OakTree ..........................              (1)           1,247
                                             ---------        ---------
    Combined .........................       $  16,679            9,509
                                             =========        =========

    In connection with the merger, approximately $1,500,000 of merger costs and expenses ($865,000 after taxes, or $.01 per share) were incurred and charged to expense in the second and third quarters of 1995. These costs and expenses consisted of merger-related legal, accounting and investment banking fees.

    In December 1994, the Company completed the acquisition for $2,017,000 in cash of a company that operates smoking cessation programs. The acquisition has been accounted for as a purchase and the excess of the purchase price over the value of net assets acquired was approximately $1,685,000.

(9)    RELATED PARTY TRANSACTIONS

    As of December 31, 1996, the Company had invested approximately $24,947,000, representing a 47% interest, in Health Partners, Inc. ("Health Partners"), a company established to provide management and administrative services to physicians, medical groups and other providers of health care. The investment has been accounted for using the equity method since April 1994 when the Company's share of Health Partners increased from 16% to 47%. Under this method, the Company recognized losses of $4,600,000 in 1996, $3,873,000 in 1995 and $2,060,000 in 1994. The remaining net investment of $14,414,000 is included in other noncurrent assets. As of December 31, 1996, the Company has fulfilled its commitment to invest up to a total of $25,000,000 in Health Partners. The Company contracts with provider groups managed by Health Partners in the Company's service areas.

(10)     DEFINED CONTRIBUTION PLAN

       Effective October 1, 1990, the Company adopted a qualified defined contribution plan ("the Savings Plan"). The Savings Plan covers all employees with six months of service and at least a part-time employment status as defined. The Savings Plan also provides that the Company make matching contributions, up to certain limits, of the salary contributions made by the participants. The Company's contributions to the Savings Plan were approximately $1,798,000 in 1996, $901,000 in 1995 and $402,000 in 1994.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)     REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

   Certain restricted investments at December 31, 1996 and 1995 are held on deposit with various financial institutions to comply with federal, New York, New Jersey and Pennsylvania regulatory requirements. With respect to Oxford NY, the amount of cash required to be available in addition to restricted investments is based on a formula established by the State of New York. These additional cash requirements amounted to approximately $106,200,000 and $58,500,000 at December 31, 1996 and 1995, respectively, and are included in short-term investments.

    In addition to the foregoing requirements, Oxford NY, Oxford NJ, Oxford CT, Oxford NH, Oxford PA and OHI are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to Oxford. Such restrictions limit the use of any cash generated by the operations of Oxford NY, Oxford NJ, Oxford CT, Oxford NH, Oxford PA and OHI to pay obligations of Oxford and limit the Company's ability to declare and pay dividends.

(12)     CONCENTRATIONS OF CREDIT RISK

    Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1996 and 1995, the Company had no significant concentrations of credit risk. Financial instruments which potentially subject the Company to concentrations of such credit risk consist primarily of short-term investments in equity securities, obligations of certain state governmental entities, the United States government and high-grade corporate bonds and notes. These short-term investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria.

(13)     CONTINGENCIES

    The Company is involved in legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. The Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(14) QUARTERLY INFORMATION (UNAUDITED)

      Tabulated below are certain data for each quarter of 1996 and 1995.

                                                                                  Quarters Ended
                                                          --------------------------------------------------------------
                                                            Mar. 31          Jun. 30           Sep. 30         Dec. 31
                                                          ----------        ----------       ----------       ----------
                                                              (In thousands, except membership and per share amounts)
Year ended December 31, 1996:
   Net operating revenues .........................       $  651,364          715,114          800,006          866,085
   Operating expenses .............................          624,976          685,569          763,471          824,524
   Net earnings ...................................           18,517           22,458           26,650           31,998

   Earnings per common and common equivalent share:
      Primary .....................................       $      .25              .28              .33              .39
      Fully diluted ...............................       $      .25              .28              .33              .39

   Membership at quarter-end ......................        1,200,400        1,321,100        1,442,200        1,535,500

Year ended December 31, 1995:
   Net operating revenues .........................       $  331,055          409,103          474,872          530,945
   Operating expenses .............................          315,381          392,303          453,825          508,803
   Net earnings ...................................           10,373           11,348           15,093           15,584

   Earnings per common and common equivalent share:
      Primary .....................................       $      .14              .16              .21              .21
      Fully diluted ...............................       $      .14              .16              .20              .21

   Membership at quarter-end ......................          671,100          807,000          918,000        1,007,700

   Net operating revenues include premiums earned and third-party administration, net. Operating expenses include health care services and marketing, general and administrative expenses.

   The amounts shown for the first two quarters of 1995 differ from that reported on Form 10-Q for those periods. This difference is attributable to the acquisition of OakTree Health Plan, Inc. in a pooling of interests transaction in July 1995.

                                  EXHIBIT INDEX
EXHIBIT NO.                   DESCRIPTION OF DOCUMENT                                  PAGE
                                                                                       ----
         2        --Agreement of Plan and Merger, dated as of March 30, 1995, by and among Oxford Health Plans, Inc., OHP Acquisition
                           Corporation and OakTree Health Plan, Inc.,
                           incorporated by reference to Registrant's
                           Registration Statement on Form S-3 (File No.
                           33-92006)

         3(i)     --Second Amended and Restated Certificate of Incorporation, as
                           amended, of the Registrant, incorporated by reference
                           to Exhibit 3(a) of the Registrant's Annual Report on
                           Form 10-K for the year ended December 31, 1994 (File
                           No. 0-19442)

         3(ii)    --Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b)(ii) of the Registrant's
                           Registration Statement on Form S-1 (File No.
                           33-40539)

         4        --Form of Stock Certificate**

         10(a)    --Class A Convertible Preferred Stock Purchase Agreement dated
                           June 11, 1990, as amended**

         10(b)    --Registration Rights Agreement, dated June 11, 1990**

         10(c)    --Stockholders Agreement, dated as of June 11, 1990**

         10(d)    --Notice of Conversion and Agreement to Amend, dated as of
                           June 20, 1991**

         10(e)    --Stock Subscription Warrant issued on June 11, 1990 to
                           Donaldson, Lufkin & Jenrette Securities Corporation**

         10(f)    --Employment Agreement, dated August 14, 1996, between the
                           Registrant and Stephen F. Wiggins, incorporated by
                           reference to Exhibit 10(a) of Registrant's Form 10-Q
                           for the quarterly period ended September 30, 1996
                           (File No. 0-19442)

         10(g)    --Employment Agreement, dated August 14, 1996, between the
                           Registrant and William M. Sullivan, incorporated by
                           reference to Exhibit 10(b) of Registrant's Form 10-Q
                           for the quarterly period ended September 30, 1996
                           (File No. 0-19442)

         10(h)    --Employment Agreement, dated August 14, 1996, between the
                           Registrant and Jeffery H. Boyd, incorporated by
                           reference to Exhibit 10(c) of Registrant's Form10-Q
                           for the quarterly period ended September 30, 1996
                           (File No. 0-19442)

         10(i)    --Employment Agreement, dated August 14, 1996, between the
                           Registrant and Robert M. Smoler, incorporated by
                           reference to Exhibit 10(e) of Registrant's Form 10-Q
                           for the quarterly period ended September 30, 1996
                           (File No. 0-19442)

         10(j)    --Employment Agreement, dated August 14, 1996, between the
                           Registrant and David B. Snow, Jr., incorporated by
                           reference to Exhibit 10(f) of Registrant's Form 10-Q
                           for the quarterly period ended September 30, 1996
                           (File No. 0-19442)

         10(k)    --Employment Agreement, dated August 14, 1996 between the
                           Registrant and Andrew B. Cassidy, incorporated by
                           reference to Exhibit 10(d) of Registrant's Form 10-Q
                           for the quarterly period ended September 30, 1996
                           (File No. 0-19442)

         10(l)    --1991 Stock Option Plan, as amended, incorporated by
                           reference to Exhibit 10(h) of Registrant's Annual
                           Report on Form 10-K for the year ended December 31,
                           1995 (File No. 0-19442)

         10(m)    --Letter Agreement, dated April 13, 1990, between the
                           Registrant and Lincoln National Administrative
                           Services Corporation, incorporated by reference to
                           Exhibit 10(p) of the Registrant's Registration
                           Statement on Form S-1 (File No. 33-40539)


         10(n)    --Incentive Compensation Plan, adopted June 7, 1991**

         10(o)    --Oxford Health Plans, Inc. 401(k) Plan, as amended,
                           incorporated by reference to Exhibit 10(k) of
                           Registrant's Annual Report on Form 10-K for the year
                           ended December 31, 1995 (File No. 0-19442)

         10(p)    --Non-Employee Directors Stock Option Plan, as amended,
                           incorporated by reference to Exhibit 10(l)(ii) of the
                           Registrant's Annual Report on Form 10-K for the year
                           ended December 31, 1994 (File No. 0-19442)

         10(q)    --Letter Agreement, dated April 18, 1990, between the
                           Registrant and Phoenix Mutual Life Insurance Company,
                           incorporated by reference to Exhibit 10(q) of the
                           Registrant's Registration Statement on Form S-1 (File
                           No. 33-40539)

         10(r)    --Securities Purchase Agreement among Health Partners, Inc.,
                           Foxfield Ventures, Inc., the Registrant and certain
                           management investors, dated May 18, 1994,
                           incorporated by reference to Exhibit 10 of the
                           Registrant's Form 10-Q for the quarterly period ended
                           June 30, 1994 (File No. 0-19442)

         11       --Statements re Computation of Per Share Earnings*                   42

         21       --Subsidiaries of the Registrant*                                    43

         23       --Consent of KPMG Peat Marwick LLP*                                  44

         ----------
         *        Filed herewith.

         ** Incorporated by reference to the same exhibit in the Registrant's Registration Statement on Form S-1 (File No.
                  33-40539).

                                       41