Form 10-Q
period 1997-03-31
OXFORD HEALTH PLANS INC
filed 1997-05-08
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                to
                               -------------      ------------------

Commission File Number:                         0-19442
                                     --------------------------

                            OXFORD HEALTH PLANS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                06-1118515
-------------------------------                                -----------------
(State or other jurisdiction of                                (IRS Employer
  incorporation or organization)                             Identification No.)


800 Connecticut Avenue, Norwalk, Connecticut                         06854
---------------------------------------------                      ----------
(Address of principal executive offices)                           (Zip Code)


                                 (203) 852-1442
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X     No
                                ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on May 5, 1997 was 78,104,477.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                        PAGE

    ITEM 1      Financial Statements

                Consolidated Balance Sheets at March 31, 1997 and
                    December 31, 1996 ..............................................................    3


                Consolidated Statements of Earnings for the Three Months Ended
                   March 31, 1997 and 1996 .........................................................    4

                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1997 and 1996 ...................................................    5

                Notes to Condensed Consolidated Financial Statements ...............................    6


    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .......................................................    7

PART II - OTHER INFORMATION

    ITEM 4      Submission of Matters to a Vote of Security Holders ................................    10


    ITEM 5      Other Information ..................................................................    10


    ITEM 6      Exhibits and Reports on Form 8-K ...................................................    11


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                Mar. 31,           Dec. 31,
                                       ASSETS                                                    1997                1996
                                                                                      -------------------------------------
Current assets:                                                                              (Unaudited)
   Cash and cash equivalents                                                                  $    4,280             72,160
   Short-term investments - available-for-sale, at market value                                  786,141            767,312
   Premiums receivable                                                                           388,228            315,126
   Other receivables                                                                              23,860             26,343
   Prepaid expenses and other current assets                                                       6,893              5,814
   Deferred income taxes                                                                          14,458             13,771
---------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                   1,223,860          1,200,526

Property and equipment, at cost, net of accumulated depreciation and
   amortization of $81,832 in 1997 and $69,739 in 1996                                           114,963            104,954
Deferred income taxes                                                                              6,520              5,700
Other noncurrent assets                                                                           37,372             35,559
---------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                          $1,382,715          1,346,739
===========================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Medical costs payable                                                                      $  657,825            624,359
   Trade accounts payable and accrued expenses                                                    61,851             51,256
   Income taxes payable                                                                           21,878              9,902
   Unearned premiums                                                                               1,995             63,052
---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                743,549            748,569
---------------------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares                                    -                -
   Common stock, $.01 par value, authorized 400,000,000
      shares; issued and outstanding 78,053,972 in 1997
      and 77,376,282 in 1996                                                                         781                774
   Additional paid-in capital                                                                    405,294            391,602
   Retained earnings                                                                             230,169            195,790
   Unrealized net appreciation of investments                                                      2,922             10,004
---------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                               639,166            598,170
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                            $1,382,715          1,346,739
===========================================================================================================================


See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)






Revenues:                                                                 1997         1996
                                                                          ----         ----

   Premiums earned                                                    $ 970,115       648,182
   Third-party administration, net                                        3,076         3,182
   Investment and other income, net                                      14,124         6,776
---------------------------------------------------------------------------------------------
      Total revenues                                                    987,315       658,140
---------------------------------------------------------------------------------------------

Expenses:
   Health care services                                                 777,736       518,216
   Marketing, general and administrative                                149,784       106,760
---------------------------------------------------------------------------------------------
      Total expenses                                                    927,520       624,976
---------------------------------------------------------------------------------------------

Operating earnings                                                       59,795        33,164

Equity in net loss of affiliate                                            (900)       (1,050)
---------------------------------------------------------------------------------------------
Earnings before income taxes                                             58,895        32,114
Provision for income taxes                                               24,516        13,597
---------------------------------------------------------------------------------------------
Net earnings                                                          $  34,379        18,517
=============================================================================================

Earnings per common and common equivalent share:
      Primary                                                         $     .42           .25
      Fully diluted                                                   $     .42           .25

Weighted average common and common equivalent shares outstanding:
      Primary                                                            82,337        75,080
      Fully diluted                                                      82,390        75,374




See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)


Cash flows from operating activities:                                       1997         1996
                                                                         ---------     --------
   Net earnings                                                          $  34,379       18,517
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                       13,112        9,675
        Deferred income taxes                                                3,415       (2,327)
        Equity in net loss of affiliate                                        900        1,050
        Realized gains on sale of marketable securities                     (2,336)      (1,727)
        Other, net                                                             120          120
        Changes in assets and liabilities:
          Premiums receivable                                              (73,102)     (38,446)
          Other receivables                                                  2,483         (419)
          Prepaid expenses and other current assets                         (1,079)        (261)
          Other noncurrent assets                                           (2,455)        (717)
          Medical costs payable                                             33,466       65,459
          Trade accounts payable and accrued expenses                       10,595       (1,068)
          Income taxes payable                                              18,538       14,447
          Unearned premiums                                                (61,057)     (44,117)
-----------------------------------------------------------------------------------------------
             Net cash provided (used) by operating activities              (23,021)      20,186
-----------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                    (22,402)     (18,196)
   Purchases of available-for-sale securities                             (156,489)     (75,810)
   Sales and maturities of available-for-sale securities                   127,352       43,676
   Investment in unconsolidated affiliates                                    (534)      (2,695)
   Other, net                                                                   77          153
-----------------------------------------------------------------------------------------------
             Net cash used by investing activities                         (51,996)     (52,872)
-----------------------------------------------------------------------------------------------

Cash flows from financing activities - proceeds
   from exercise of stock options                                            7,137        5,094
-----------------------------------------------------------------------------------------------


Net decrease in cash and cash equivalents                                  (67,880)     (27,592)
Cash and cash equivalents at beginning of period                            72,160       58,450
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $   4,280       30,858
===============================================================================================

Supplemental cash flow information - cash paid for income taxes          $   5,309        3,164
Supplemental schedule of noncash investing and financing activities:
   Unrealized depreciation of short-term investments                        12,004        2,702
   Tax benefit realized on exercise of stock options                     $   6,562        5,297



See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    BASIS OF PRESENTATION

       The interim condensed consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and Subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1996, included in the Company's Form 10-K filed with the SEC in March 1997.

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

(2)    CAPITAL STOCK

       On March 17, 1997, the Board of Directors unanimously adopted a resolution, subject to shareholder approval, proposing an amendment to the Company's Second Restated and Amended Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's common stock from 200 million shares to 400 million shares. On April 22, 1997, the Company's shareholders approved such amendment.

(3)    EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which must be adopted for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share. Adoption for any period prior to December 15, 1997 is not permitted, although pro forma disclosure of earnings per share amounts computed under the statement in periods prior to the required adoption is permitted. Had this standard been adopted for the three months ended March 31, 1997 and 1996, basic earnings per share and diluted earnings per share would have been $.44 and $.42, respectively, for the 1997 period and $.27 and $.25, respectively, for the 1996 period.

(4)    RECLASSIFICATIONS

       Certain reclassifications have been made to the prior year's financial statement amounts to conform to the current year's financial statement presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



The following table shows membership by product:

                                                        As of March 31                Increase
                                              ---------------------------------------- -----------------
Membership:                                        1997              1996         Amount          %
                                              ---------------  -------------- ------------- ------------
   Freedom Plan                                    1,143,500         806,600       336,900       41.8%
   HMO                                               224,300         151,100        73,200       48.4%
   Medicare                                          134,600          80,800        53,800       66.6%
   Medicaid                                          189,900         123,500        66,400       53.8%
   ----------------------------------------------------------------------------------------
      Total fully insured                          1,692,300       1,162,000       530,300       45.6%
   Third-party administration, net                    46,500          38,400         8,100       21.1%
   ----------------------------------------------------------------------------------------
      Total membership                             1,738,800       1,200,400       538,400       44.9%
   ========================================================================================


The following table provides certain statement of earnings data expressed as a percentage of total revenues for the three months ended March 31, 1997 and 1996:




                                                                   Three Months
                                                                  Ended March 31
                                                           --------------------------
Revenues:                                                   1997                 1996
                                                           --------------------------
   Premiums earned                                         98.3%                 98.5%
   Third-party administration, net                          0.3%                  0.5%
   Investment and other income, net                         1.4%                  1.0%
-------------------------------------------------------------------------------------
      Total revenues                                      100.0%                100.0%
-------------------------------------------------------------------------------------

Expenses:
   Health care services                                    78.7%                 78.7%
   Marketing, general and administrative                   15.2%                 16.2%
-------------------------------------------------------------------------------------
      Total expenses                                       93.9%                 94.9%
-------------------------------------------------------------------------------------

Operating earnings                                          6.1%                  5.1%

Equity in loss of affiliate                                (0.1%)                (0.2%)
-------------------------------------------------------------------------------------
Earnings before income taxes                                6.0%                  4.9%
Provision for income taxes                                  2.5%                  2.1%
-------------------------------------------------------------------------------------
Net earnings                                                3.5%                  2.8%
=====================================================================================

                              RESULTS OF OPERATIONS

The three months ended March 31, 1997 compared with the three months ended March 31, 1996

       Total revenues for the quarter ended March 31, 1997 were $987.3 million, up 50% from $658.1 million during the same period in the prior year. Net earnings for the first quarter of 1997 totaled $34.4 million, or 42 cents per share, compared with $18.5 million, or 25 cents per share, for the first quarter of 1996.

       Total commercial premiums earned for the three months ended March 31, 1997 increased 47% to $691.8 million compared with $471.7 million in the same period in the prior year. This increase is attributable to a 44% increase in member months in the Company's commercial health care programs, including a 43% member months increase in the Freedom Plan. Premium rates of commercial programs were slightly higher than in the first quarter of 1996.

        Premiums earned from government programs increased 58% to $278.3 million in the first quarter of 1997 compared with $176.5 million in the first quarter of 1996. Membership growth accounted for most of the change as member months of Medicare programs increased 73% when compared with the prior year first quarter, while member months of Medicaid programs increased by 49% over the level of the prior year first quarter. The Clinton Administration and Congressional leadership have reached an agreement in principle on legislation aimed at balancing the Federal budget, which includes provisions for $115 billion in savings from Medicare programs over five years. Details of the legislation are being worked out. The Health Care Financing Administration's most recent proposal, which is currently not part of the agreement, would result in the Company receiving no increases in Medicare premiums in 1998 and 1999, a slight decrease in premiums in 2000 and slight increases in 2001 and 2002 in the counties where most of the Company's Medicare members reside. Passage of this legislation could cause the Company to reduce benefits or charge a premium under its Medicare plans or require renegotiation of provider arrangements. The Company cannot predict the outcome of the legislative process or the impact of reform on the Company's results of operations.

       Net investment income for the three months ended March 31, 1997 increased 113% to $14.3 million from $6.7 million for the same period last year due to the increase in invested cash generated by cash flow from operations and approximately $220 million of proceeds from the Company's public offering in April 1996.

       The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 80.2% for the first quarter of 1997 compared with 79.9% for the first quarter of 1996 and 80.1% for the full year 1996. The increase is attributable to increased pharmacy costs and higher hospital reimbursement costs in New York due to the enactment of the Health Care Reform Act of 1996.

       Marketing, general and administrative expenses totaled $149.8 million in the first quarter of 1997 compared with $106.8 million in the first quarter of 1996 and $133.5 million in the fourth quarter of 1996. The increase over the first quarter of 1996 is primarily attributable to a $15.3 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 15.4% during the first quarter of 1997 compared with 16.4% during the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's capital expenditures for the first three months of 1997 totaled $22.4 million. Such funds were used primarily for management information systems and leasehold improvements related to business expansion. Except for anticipated capital expenditures, the Company currently has no definitive commitments for use of material cash resources, however, management continually evaluates opportunities to expand the Company's managed care services and health plan operations.

       Premiums receivable at March 31, 1997 increased to $388.2 million from $315.1 million at December 31, 1996 and $140.0 million at September 30, 1996 primarily as the result of delays in billings caused by conversion of certain of the Company's operations to a new computer system. Cash flow used by operations aggregated $23.0 million in the first quarter of 1997 compared with cash flow provided by operations of $20.2 million in the first quarter of 1996, primarily as a consequence of these billing delays.

       The Company's medical costs payable, which includes reserves for incurred but not reported claims ("IBNR"), was $657.8 million as of March 31, 1997, $624.4 million as of December 31, 1996 and $525.9 million as of September 30, 1996. The relative increase in medical costs payable during the last three months of 1996 resulted primarily from delays in claims payments also caused by the computer system conversion referred to above. Delays in claims payments have continued during the first quarter of 1997, but the increase in medical costs payable has been mitigated by progress in paying backlogged claims and advance payments to providers which aggregated $89.4 million as of March 31, 1997. Such advance payments have been applied against medical costs payable in the accompanying balance sheet. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth affects the Company's ability to rely on historical information in making IBNR reserve estimates.

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements, including those concerning Medicare premium rates, and Item 5 - "Other Information" contains forward-looking statements concerning the Company's information system conversion. Actual results could differ materially from those discussed. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained in the Company's Annual Report on Form 10-K under the caption "Business-Cautionary Statement Regarding Forward-Looking Statements."

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders of the Company was held on April 22, 1997 in connection with which proxies were solicited pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended. At the meeting stockholders were asked to consider and vote upon the following proposals: (a) election of three directors; (b) amendment of the Company's Second Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company's Common Stock from 200,000,000 shares to 400,000,000 shares; and (c) amendment of the Company's 1991 Stock Option Plan, as amended (the "Plan"), to increase the number of shares that can be issued under the Plan from 17,080,000 shares to 21,580,000 shares. At the meeting, Stephen F. Wiggins, Robert B. Milligan, Jr. and Marcia Radosevich, Ph.D. were each elected a director of the Company for a term to expire in 2000. Continuing directors whose terms expire in 1999 are Fred F. Nazem and Thomas A. Scully. Continuing directors whose terms expire in 1998 are Benjamin A. Safirstein, M.D. and James B. Adamson. A total of 65,252,081 votes were cast in favor of, and 381,298 votes were cast to withhold authority for Mr. Wiggins' election. A total of 65,300,116 were cast in favor of, and 333,263 votes were cast to withhold authority for Mr. Milligan's election. A total of 65,300,098 were cast in favor of, and 333,281 votes were cast to withhold authority for Dr. Radosevich's election. The amendment to the Company's Second Amended and Restated Certificate of Incorporation, as amended, was adopted with 59,292,354 votes cast for, and 6,282,390 votes cast against the proposal. In addition, there were 58,635 votes abstaining related to the proposal. The amendment to the Plan was adopted with 48,760,599 votes cast for, and 8,862,544 votes cast against the proposal. In addition, there were 312,486 votes abstaining and 7,697,750 broker nonvotes related to the proposal.

ITEM 5.    OTHER INFORMATION

Information System Conversion

    In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford over the last four years. During the conversion, unanticipated software and hardware issues created a slow-down in the Company's claims payment, billing functions and telephone service. As a result, the Company's premiums receivable and liability for medical costs payable at December 31, 1996 and March 31, 1997 increased significantly from the end of the third quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes it has addressed the problems principally responsible for the delays in claims payments and billing and continues to aggressively pursue solutions to remaining system and data issues and resolution of billing and claims payment issues raised by customers and providers. The Company has informed state regulatory authorities of the status of its claims payments, including the New York State Attorney General, who has expressed concern over the possible impact of delays in claims payments on providers and members. The Company expects to periodically update regulatory authorities on progress made in resolving remaining claims payment issues.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)   Exhibits

                      Exhibit No.   Description of Document
                      -----------   -----------------------

                          11        Computation of Net Earnings Per Share of
                                    Common Stock

                          27        Financial Data Schedule


                (b)   Reports on Form 8-K

                      In a report on Form 8-K dated February 18, 1997, and filed March 3, 1997, the Company reported, under Item 5. "Other Events," its fourth quarter 1996 earnings press release.

                      In a report on Form 8-K dated April 8, 1997, and filed April 10, 1997, the Company reported, under Item 5. "Other Events," its press release concerning its agreement to acquire a less than ten percent interest in Compass PPA, Incorporated, the parent company of a commercial health plan in Chicago, Illinois.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         OXFORD HEALTH PLANS, INC.
                                -------------------------------------------
                                              (REGISTRANT)


    May 7, 1997                           /s/ STEPHEN F. WIGGINS
------------------------        --------------------------------------------
       Date                            STEPHEN F. WIGGINS, CHAIRMAN
                                        AND CHIEF EXECUTIVE OFFICER


    May 7, 1997                           /s/ ANDREW B. CASSIDY
------------------------        -------------------------------------------
       Date                     ANDREW B. CASSIDY, EXECUTIVE VICE PRESIDENT
                                        AND CHIEF FINANCIAL OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit
Number          Description of Document
------          -----------------------

  11            Computation of Net Earnings Per Share of Common Stock

  27            Financial Data Schedule