Form 10-Q
period 1997-06-30
OXFORD HEALTH PLANS INC
filed 1997-08-05
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               -------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------
Commission File Number:                 0-19442
                       ---------------------------------------------------------

                            OXFORD HEALTH PLANS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  06-1118515
--------------------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                   Identification No.)

  800 Connecticut Avenue - Norwalk, Connecticut            06854
--------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

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

                             Yes   X       No
                                -------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 1, 1997 was 78,802,389.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

   ITEM 1 Financial Statements
                                                                          PAGE
          Consolidated Balance Sheets at June 30, 1997 and
              December 31, 1996                                              3

          Consolidated Statements of Earnings for the Three
             Months and Six Months Ended June 30, 1997 and 1996              4

          Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 1997 and 1996                             5

          Notes to Condensed Consolidated Financial Statements               6


   ITEM 2 Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             7


PART II - OTHER INFORMATION

   ITEM 4 Submission of Matters to a Vote of Security Holders               11

   ITEM 5 Other Information                                                 11

   ITEM 6 Exhibits and Reports on Form 8-K                                  11


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           June 30,    Dec. 31,
                                ASSETS                                       1997        1996
                                                                          ----------   ---------
Current assets:                                                           (Unaudited)
     Cash and cash equivalents                                            $   23,809      72,160
     Short-term investments - available-for-sale, at market value            664,846     767,312
     Premiums receivable                                                     421,828     315,126
     Other receivables                                                        19,323      26,343
     Prepaid expenses and other current assets                                 5,076       5,814
     Deferred income taxes                                                     7,127      13,771
                                                                          ----------   ---------
               Total current assets                                        1,142,009   1,200,526

Property and equipment, at cost, net of accumulated depreciation and
     amortization of $95,838 in 1997 and $69,739 in 1996                     121,279     104,954
Deferred income taxes                                                          7,320       5,700
Other noncurrent assets                                                       58,647      35,559
                                                                          ----------   ---------
               Total assets                                               $1,329,255   1,346,739
                                                                          ==========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Medical costs payable                                                $  532,237     624,359
     Trade accounts payable and accrued expenses                              71,491      51,256
     Income taxes payable                                                     19,000       9,902
     Unearned premiums                                                        16,480      63,052
                                                                          ----------   ---------
               Total current liabilities                                     639,208     748,569
                                                                          ----------   ---------

Shareholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares                -           -
     Common stock, $.01 par value, authorized 400,000,000
          shares; issued and outstanding 78,284,932 in 1997
          and 77,376,282 in 1996                                                 783         774
     Additional paid-in capital                                              410,247     391,602
     Retained earnings                                                       267,344     195,790
     Unrealized net appreciation of investments                               11,673      10,004
                                                                          ----------   ---------
               Total shareholders' equity                                    690,047     598,170
                                                                          ----------   ---------
               Total liabilities and shareholders' equity                 $1,329,255   1,346,739
                                                                          ==========   =========

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three Months                 Six Months
                                                            Ended June 30               Ended June 30
                                                      -----------------------     -----------------------
                                                          1997         1996          1997          1996
Revenues:                                             -----------     -------     ---------     ---------
     Premiums earned                                  $ 1,044,510     712,768     2,014,625     1,360,950
     Third-party administration, net                        3,040       2,346         6,116         5,528
     Investment and other income, net                      14,374      10,214        28,498        16,990
                                                      -----------     -------     ---------     ---------
          Total revenues                                1,061,924     725,328     2,049,239     1,383,468
                                                      -----------     -------     ---------     ---------
Expenses:
     Health care services                                 832,790     572,016     1,610,526     1,090,232
     Marketing, general and administrative                165,922     113,553       315,706       220,313
                                                      -----------     -------     ---------     ---------
          Total expenses                                  998,712     685,569     1,926,232     1,310,545
                                                      -----------     -------     ---------     ---------
Operating profit                                           63,212      39,759       123,007        72,923

Equity in net loss of affiliate                              (120)     (1,000)       (1,020)       (2,050)
                                                      -----------     -------     ---------     ---------
Earnings before income taxes                               63,092      38,759       121,987        70,873
Provision for income taxes                                 25,917      16,301        50,433        29,898
                                                      -----------     -------     ---------     ---------
Net earnings                                          $    37,175      22,458        71,554        40,975
                                                      ===========     =======     =========     =========

Earnings per common and common equivalent
share:
     Primary                                          $       .45         .28           .87           .53
     Fully diluted                                    $       .45         .28           .87           .53

Weighted average shares of common stock and
common stock equivalents
     outstanding:
          Primary                                          82,674      80,791        82,513        77,988
          Fully diluted                                    82,818      80,791        82,683        77,988

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            1997          1996
                                                                         ---------      --------
Cash flows from operating activities:
  Net earnings                                                           $  71,554        40,975
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                         27,491        20,124
      Deferred income taxes                                                  3,865           180
      Realized gain on sale of investments                                  (7,477)       (2,655)
      Equity in net loss of affiliate                                        1,020         2,050
      Other, net                                                               240           240
      Changes in assets and liabilities:
        Premiums receivable                                               (106,702)      (26,941)
        Other receivables                                                    7,020        (3,351)
        Prepaid expenses and other current assets                              738        (1,056)
        Medical costs payable                                              (92,122)      126,975
        Trade accounts payable and accrued expenses                         20,235         9,553
        Income taxes payable                                                17,500        14,772
        Unearned premiums                                                  (46,572)      (41,277)
        Other, net                                                          (4,041)         (402)
                                                                         ---------      --------
          Net cash provided (used) by operating activities                (107,251)      139,187
                                                                         ---------      --------

Cash flows from investing activities:
  Capital expenditures                                                     (42,730)      (29,896)
  Purchases of available-for-sale securities                              (304,867)     (446,373)
  Sales and maturities of available-for-sale securities                    416,415       166,399
  Investments in unconsolidated affiliates                                 (20,564)       (6,305)
  Other, net                                                                   394           115
                                                                         ---------      --------
          Net cash provided (used) by investing activities                  48,648      (316,060)
                                                                         ---------      --------

Cash flows from financing activities - proceeds
  Proceeds from issuance of common stock                                      --         220,541
  Proceeds from exercise of stock options                                   10,252         6,243
                                                                         ---------      --------
          Net cash provided by financing activities                         10,252       226,784
                                                                         ---------      --------

Net increase (decrease) in cash and cash equivalents                       (48,351)       49,911
Cash and cash equivalents at beginning of period                            72,160        58,450
                                                                         ---------      --------
Cash and cash equivalents at end of period                               $  23,809       108,361
                                                                         =========      ========

Supplemental cash flow information - cash paid for income taxes          $  35,000        18,640

Supplemental schedule of noncash investing and financing activities:
  Unrealized appreciation (depreciation) of short-term investments           2,828        (3,508)
  Tax benefit realized on exercise of stock options                          8,402         5,766
  One-for-one stock dividend                                             $     -             348

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

(3)    EARNINGS PER SHARE

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which must be adopted for both interim and annual periods ending after December 15, 1997. This statement specifies the computation, presentation and disclosure requirements for earnings per share. Adoption for any period prior to December 15, 1997 is not permitted, although pro forma disclosure of earnings per share amounts computed under the statement in periods prior to the required adoption is permitted. Had this standard been adopted for the three months ended June 30, 1997 and 1996, basic earnings per share and diluted earnings per share would have been $.48 and $.45, respectively, for the 1997 period and $.30 and $.28, respectively, for the 1996 period. For the six months ended June 30, 1997 and 1996, basic earnings per share and diluted earnings per share would have been $.92 and $.87, respectively, for the 1997 period and $.57 and $.53, respectively, for the 1996 period.

(4)    SALE OF EQUITY INVESTMENT

        The Company has entered into an agreement whereby FPA Medical Management, Inc. ("FPA") will acquire Oxford's interest in Health Partners, Inc. ("HPI") in a pooling of interests transaction. The Company will receive shares of FPA common stock with a market value of approximately $50 million. As a result of the transaction, the Company will recognize an after tax gain of approximately $26 million. Completion of the transaction is subject to the satisfaction of a number of conditions, including the approval of HPI's shareholders.

(5)    RECLASSIFICATIONS

       Certain reclassifications have been made to the prior year's financial statement amounts to conform to the current year's financial statement presentation.

                          NOTES TO FINANCIAL STATEMENTS

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                     As of June 30                          Increase
                                              --------------------------           --------------------------
Membership:                                      1997             1996              Amount                %
                                              ---------        ---------           -------             ------
 Freedom Plan                                 1,218,300          882,000           336,300              38.1%
 HMO                                            235,900          165,500            70,400              42.5%
 Medicare                                       145,600           98,000            47,600              48.6%
 Medicaid                                       187,600          136,000            51,600              37.9%
                                              ---------        ---------           -------             ------
   Total fully insured                        1,787,400        1,281,500           505,900              39.5%
 Self-funded                                     46,100           39,600             6,500              16.4%
                                              ---------        ---------           -------             ------
   Total membership                           1,833,500        1,321,100           512,400              38.8%
                                              =========        =========           =======             ======

The following table provides certain statement of earnings data expressed as a percentage of total revenues for the three months and six months ended June 30, 1997 and 1996:

                                                     Three Months                          Six Months
                                                    Ended June 30                         Ended June 30
                                               --------------------------           -------------------------
Revenues:                                        1997             1996               1997               1996
                                               ---------        ---------           -------            ------
  Premiums earned                                  98.3%            98.3%             98.3%             98.4%
  Third-party administration, net                   0.3%             0.3%              0.3%              0.4%
  Investment and other income, net                  1.4%             1.4%              1.4%              1.2%
                                               ---------        ---------           -------            ------
   Total revenues                                 100.0%           100.0%            100.0%            100.0%
                                               ---------        ---------           -------            ------
Expenses:
  Health care services                             78.4%            78.9%             78.6%             78.8%
  Marketing, general and administrative            15.6%            15.7%             15.4%             15.9%
                                               ---------        ---------           -------            ------
   Total expenses                                  94.0%            94.6%             94.0%             94.7%
                                               ---------        ---------           -------            ------
Operating earnings                                  6.0%             5.4%              6.0%              5.3%

Equity in net loss of affiliate                     -               (0.1%)            (0.1%)            (0.2%)
                                               ---------        ---------           -------            ------
Earnings before income taxes                        6.0%             5.3%              5.9%              5.1%
Provision for income taxes                          2.4%             2.2%              2.5%              2.2%
                                               ---------        ---------           -------            ------
Net earnings                                        3.6%             3.1%              3.4%              2.9%
                                               =========        =========           =======            ======
Medical-loss ratio                                 79.7%            80.3%             79.9%             80.1%
                                               =========        =========           =======            ======
Administrative expense as a percentage
     of operating revenue                          15.8%            15.9%             15.6%             16.1%
                                               =========        =========           =======            ======

RESULTS OF OPERATIONS

The three months ended June 30, 1997 compared with the three months ended June 30, 1996

         Total revenues for the quarter ended June 30, 1997 were $1.06 billion, up 46% from $725.3 million during the same period in the prior year. Net earnings for the second quarter of 1997 totaled $37.2 million, or 45 cents per share, compared with $22.5 million, or 28 cents per share, for the second quarter of 1996.

         Total commercial premiums earned for the three months ended June 30, 1997 increased 44% to $746.2 million from $516.7 million in the same period in the prior year. This increase is attributable to a 41% increase in member months in the Company's commercial health care programs, primarily due to a 40% member months increase in the Freedom Plan. Premium rates of commercial programs were 2.5% higher than in the second quarter of 1996.

         Premiums earned from government programs increased 53% to $298.3 million in the second quarter of 1997 compared with $195.2 million in the second quarter of 1996. Membership growth accounted for most of the change as member months of Medicare programs increased 53% when compared with the prior year second quarter, while member months of Medicaid programs increased by 41% over the level of the prior year second quarter. The Clinton Administration and Congressional leadership have reached an agreement on legislation aimed at balancing the Federal budget, which includes provisions for $115 billion in savings from Medicare programs over the next five years. The legislation changes the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes would have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas; however, the legislation includes provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial enrollee for each Medicare or Medicaid enrollee. These changes could have the effect of increasing competition in the Medicare market, but would also facilitate the expansion of the Company's Medicare business in markets where it lacks large commercial enrollment.

         Net third-party administration revenues for the three months ended June 30, 1997 increased 30% to $3.0 million from $2.3 million for the same period in the prior year, attributable to a 19.5% increase in member months and an 8.4% increase in per member per month revenue.

         Net investment income for the three months ended June 30, 1997 increased 39% to $14.1 million from $10.2 million for the same period in 1996 due to an increase in invested cash compared with the prior year's period.

         The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 79.7% for the second quarter of 1997 compared with 80.3% for the second quarter of 1996, as a 2.8% overall increase in medical cost per member per month was offset by a 3.5% overall increase in premium revenue per member per month.

         Marketing, general and administrative expenses totaled $165.9 million in the second quarter of 1997 compared with $113.6 million in the second quarter of 1996. The increase over the second quarter of 1996 is primarily attributable to an $22.5 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 15.8% during the second quarter of 1997 compared with 15.9% during the second quarter of 1996.

         The Company's profitability is dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish acceptable compensation agreements with providers and numerous other external influences may affect Oxford's ability to control such costs. The Company uses its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to the most cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above listed or other factors. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends.

The six months ended June 30, 1997 compared with the six months ended June 30, 1996

         Total revenues for the six months ended June 30, 1997 were $2.05 billion, up 48% from $1.38 billion during the same period in the prior year. Net earnings for the first six months of 1997 totaled $71.6 million, or 87 cents per share, compared with $41.0 million, or 53 cents per share, for the first six months of 1996.

         Total commercial premiums earned for the six months ended June 30, 1997 increased 45% to $1.44 billion from the same period in the prior year. This increase is attributable to a 42% increase in member months in the Company's commercial health care programs, including a 41% member months increase in the Freedom Plan.

         Premiums earned from government programs increased 55% to $576.6 million in the first six months of 1997 compared with $371.7 million in the first six months of 1996. Membership growth accounted for most of the change as member months of Medicare programs increased 62% when compared with the prior year second quarter, while member months of Medicaid programs increased by 45% over the level of the prior year second quarter.

         Net third-party administration revenues for the six months ended June 30, 1997 increased 10.6% to $6.1 million from $5.5 million for the same period in the prior year, attributable to a 20.3% increase in member months, partially offset by an 8.1% decrease in per member per month revenue.

         Net investment income for the six months ended June 30, 1997 increased 68% to $28.4 million from $16.9 million for the same period last year due to the increase in invested cash generated by cash flow from operations and approximately $220 million of net proceeds from the Company's public offering in April 1997.

         The medical-loss ratio was 79.9% for the first six months of 1997 compared with 80.1% for the first six months of 1996, as a 2.6% overall increase in medical cost per member per month was offset by a 2.8% overall increase in premium revenue per member per month.

         Marketing, general and administrative expenses totaled $315.7 million in the first six months of 1997 compared with $220.3 million in the first six months of 1996. The increase over the first six months of 1996 is primarily attributable to a $37.9 million rise in payroll and benefits due to increased staffing, increased costs associated with the growth in membership in the Company's plans, higher broker commissions attributable to the increase in premiums earned, and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 15.6% during the first six months of 1997 compared with 16.1% during the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital expenditures for the first six months of 1997 totaled $42.7 million. Such funds were used primarily for management information systems and leasehold improvements related to business expansion. Except for anticipated capital expenditures in the ordinary course of business, the Company currently has no definitive commitments for use of material cash resources, however, management continually evaluates opportunities to expand the Company's managed care services and health plan operations.

         Premiums receivable at June 30, 1997 increased to $421.8 million from $315.1 at December 31, 1996 and $388.2 million at March 31, 1997 primarily as the result of delays earlier this year in billing caused by conversion of certain of the Company's operations to a new computer system, but receivables have decreased slightly, measured by days in operating revenues outstanding, as the Company's billing has returned to normal cycles. Cash flow used by operations aggregated $107.3 million in the first six months of 1997 compared with cash flow provided by operations of $139.2 million in the first six months of 1996, primarily as a consequence of the prior billing delays as well as claims advances to providers as described below.

         The Company's medical costs payable, which includes reserves for incurred but not reported claims ("IBNR"), was $532.2 million as of June 30, 1997, $657.8 million as of March 31, 1997, $624.4 million as of December 31, 1996 and $525.9 million as of September 30, 1996. The relative increase in medical costs payable during the last three months of 1996 and the first three months of 1997 resulted primarily from delays in claims payments also caused by the computer system conversion referred to above. Delays in claims payments continued during the first quarter of 1997, but the increase in medical costs payable was mitigated by progress in paying backlogged claims and advance payments to providers which aggregated approximately $89 million as of March 31, 1997. During the second quarter of 1997, the Company made significant progress in paying current and backlogged claims and continued to make claims advances to providers. Such advances aggregated approximately $271 million at June 30, 1997. Such advance payments have been applied against medical costs payable in the accompanying balance sheet. As a result, the Company's medical costs payable declined by $125.6 million during the second quarter of 1997. The Company believes that it will be able to recover outstanding advance payments, but any failure to recover funds advanced would adversely affect earnings. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth affects the Company's ability to rely on historical information in making IBNR reserve estimates.

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains certain forward-looking statements including those related to pending regulatory changes. Actual results could differ materially from those discussed. Additional information concerning factors that could cause actual results to differ materially from those in such forward-looking statements is contained in the Company Annual Report on Form 10-K under the caption "Business-Cautionary Statement Regarding Forward-Looking Statements," incorporated herein by reference.

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

ITEM 5. OTHER INFORMATION

The information contained in "Item 5. Other Events" included in the Company's Current Report on Form 8-K dated and filed on July 31, 1997 is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit No.   Description of Document

                 11         Computation of Net Earnings Per Share of Common
                              Stock

                99(a)       Annual Report on Form 10-K of the Company for the
                              fiscal year ended December 31, 1996 (Commission File No. 0-19442), incorporated herein by reference

                99(b)       Current Report on Form 8-K, dated July 31, 1997
                              (Commission File No. 0-19442), incorporated herein by reference

        (b)   Reports on Form 8-K

        In a report on Form 8-K dated April 8, 1997, and filed April 11, 1997, the Company reported, under Item 5. "Other Events," its press release concerning its agreement to acquire a less than ten percent interest in Compass PPA, Incorporated, the parent company of a commercial health plan in Chicago, Illinois.

        In a report on Form 8-K dated May 6, 1997, and filed May 7, 1997, the Company reported, under Item 5. "Other Events," its first quarter 1997 earnings press release.

         In a report on Form 8-K dated July 31, 1997, and filed July 31, 1997, the Company reported, under Item 5. "Other Events," the details of an agreement with the New York State Attorney General concerning the payment of interest on unpaid claims.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OXFORD HEALTH PLANS, INC.
                                           -------------------------
                                                 (Registrant)


      August 5, 1997                       /s/ WILLIAM M. SULLIVAN
--------------------------                 -------------------------
          Date                               WILLIAM M. SULLIVAN
                                           Chief Executive Officer


      August 5, 1997                        /s/ ANDREW B. CASSIDY
-------------------------------             ------------------------
          Date                              ANDREW B. CASSIDY, Executive
                                             Vice President and Chief
                                             Financial Officer

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Number                    Description of Document                        Number

   11         Computation of Net Earnings Per Share of Common Stock         14

99(a) Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1996 (Commission File No. 0-19442), incorporated herein by reference

99(b) Current Report on Form 8-K, dated July 31, 1997 (Commission File No. 0-19442), incorporated herein by reference