Form 10-Q
period 1997-09-30
OXFORD HEALTH PLANS INC
filed 1997-11-14
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September  30, 1997
                               --------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from ______________ to ___________________

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

                             Yes     X         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 10, 1997 was 79,418,237.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I -        FINANCIAL INFORMATION


    ITEM 1      Financial Statements
                                                                                                            PAGE
                                                                                                            ----
                Consolidated Balance Sheets at September 30, 1997 and
                    December 31, 1996   ................................................................      3

                Consolidated Statements of Earnings for the Three Months and Nine
                   Months Ended September 30, 1997 and 1996  ...........................................      4

                Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 1997 and 1996 .........................................................      5

                Notes to Condensed Consolidated Financial Statements ...................................      6


    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...........................................................      7



PART II -       OTHER INFORMATION

    ITEM 5      Other Information  .....................................................................     12

    ITEM 6      Exhibits and Reports on Form 8-K .......................................................     12


Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                Sep. 30,            Dec. 31,
                                     ASSETS                                       1997                1996
                                                                                  ----                ----
                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $    7,072           72,160
   Short-term investments - available-for-sale, at market value                    652,684          767,312
   Premiums receivable, net                                                        354,091          315,126
   Other receivables                                                                37,782           26,343
   Prepaid expenses and other current assets                                         8,503            5,814
   Refundable income taxes                                                          83,181                -
   Deferred income taxes                                                             5,223           13,771
------------------------------------------------------------------------------------------------------------
        Total current assets                                                     1,148,536        1,200,526

Property and equipment, at cost, net of accumulated depreciation and
   amortization of $110,652 in 1997 and $69,739 in 1996                            120,478          104,954
Deferred income taxes                                                                8,100            5,700
Other noncurrent assets                                                             70,010           35,559
------------------------------------------------------------------------------------------------------------
        Total assets                                                            $1,347,124        1,346,739
============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Medical costs payable                                                        $  567,834          624,359
   Trade accounts payable and accrued expenses                                      97,386           51,256
   Income taxes payable                                                                  -            9,902
   Unearned premiums                                                                36,312           63,052
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                  701,532          748,569
------------------------------------------------------------------------------------------------------------

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares                          -                -
   Common stock, $.01 par value, authorized 400,000,000
      shares; issued and outstanding 79,298,190 in 1997
      and 77,376,282 in 1996                                                           793              774
   Additional paid-in capital                                                      438,800          391,602
   Retained earnings                                                               189,187          195,790
   Unrealized net appreciation of investments                                       16,812           10,004
------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                 645,592          598,170
------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                              $1,347,124        1,346,739
============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)






                                                                                   Three Months                Nine Months
                                                                                 Ended September 30          Ended September 30
                                                                                  1997         1996         1997         1996
                                                                                  ----         ----         ----         ----
Revenues:
   Premiums earned                                                             $1,045,185     797,623     3,059,810     2,158,573
   Third-party administration, net                                                  3,975       2,347        10,091         7,875
   Investment and other income, net                                                14,854      11,213        43,352        28,203
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                            1,064,014     811,183     3,113,253     2,194,651
----------------------------------------------------------------------------------------------------------------------------------

Expenses:
   Health care services                                                         1,019,557     639,917     2,630,083     1,730,149
   Marketing, general and administrative                                          176,641     123,554       492,347       343,867
----------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                            1,196,198     763,471     3,122,430     2,074,016
----------------------------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                                                        (132,184)     47,712        (9,177)      120,635

Equity in net loss of affiliate                                                      (120)     (1,500)       (1,140)       (3,550)
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                              (132,304)     46,212       (10,317)      117,085
Provision (credit) for income taxes                                               (54,147)     19,562        (3,714)       49,460
----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                            $  (78,157)     26,650        (6,603)       67,625
==================================================================================================================================

Earnings (loss) per common and common equivalent share:
      Primary                                                                  $     (.99)        .33          (.08)          .86
      Fully diluted                                                            $     (.99)        .33          (.08)          .85

Weighted average common stock and common stock equivalents outstanding:
      Primary                                                                      79,059      80,880        78,363        79,089
      Fully diluted                                                                79,059      81,362        78,363        79,459

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       1997             1996
                                                                                       ----             ----
Cash flows from operating activities:
   Net earnings (loss)                                                              $  (6,603)          67,625
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                                   42,997           31,220
        Deferred income taxes                                                            1,417            1,617
        Realized gain on sale of investments                                           (11,137)          (3,081)
        Equity in net loss of affiliate                                                  1,140            3,550
        Other, net                                                                         245              360
        Changes in assets and liabilities:
          Premiums receivable                                                          (38,723)         (45,301)
          Other receivables                                                            (10,704)          (7,320)
          Prepaid expenses and other current assets                                     (2,553)          (2,731)
          Other noncurrent assets                                                       (7,251)          (1,406)
          Medical costs payable                                                        (63,489)         225,362
          Trade accounts payable and accrued expenses                                   35,739           24,291
          Income taxes payable                                                         (64,834)          19,855
          Unearned premiums                                                            (26,740)         (31,515)
----------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by operating activities                         (150,496)         282,526
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                                (58,730)         (38,607)
   Purchases of available-for-sale securities                                         (417,241)        (650,087)
   Sales and maturities of available-for-sale securities                               552,821          235,949
   Investments in unconsolidated affiliates                                            (13,815)         (11,729)
   Other, net                                                                            3,405              251
----------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by investing activities                           66,440         (464,223)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock                                                    -          220,541
   Proceeds from exercise of stock options                                              18,968           12,913
----------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                  18,968          233,454
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                   (65,088)          51,757
Cash and cash equivalents at beginning of period                                        72,160           58,450
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $   7,072          110,207
================================================================================================================

Supplemental cash flow information - cash paid for income taxes                      $  66,367           38,632

Supplemental schedule of noncash investing and financing activities:
   Unrealized appreciation (depreciation) of short-term investments                     11,539             (159)
   Tax benefit realized on exercise of stock options                                    28,249           14,583
   One-for-one stock dividend                                                        $       -              348

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

       In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company with respect to the interim condensed consolidated financial statements have been made. See note 3 below. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

(3) THIRD QUARTER 1997 CHARGES

       During the third quarter of 1997, premiums earned were reduced due to accounts receivable write-offs resulting from clean-ups of delayed group bills and terminations of nonpaying individual and group customers. Additions were also made to accounts receivable reserves. These accounts receivable write-offs and additons to reserves resulted in an after tax charge of $42.2 million, or 53 cents per share, and are a consequence of information obtained from a review and reconciliation of previously delayed premium bills. The Company also increased reserves for medical costs payable, recognizing an after tax charge of $51.9 million, or 66 cents per share, for the quarter, as the process of reviewing and reconciling previously delayed claims revealed payment obligations which exceeded the Company's original estimates.

(4) SALE OF EQUITY INVESTMENT

       On October 13, 1997, the Company completed the sale of its interest in Health Partners, Inc. to FPA Medical Management, Inc. ("FPA") in a pooling of interests transaction. The Company received 2,090,109 shares of FPA common stock with a market value of approximately $76.4 million. As a result of the transaction, the Company will recognize an after tax gain of more than $40 million in the fourth quarter of 1997.

(5) RECLASSIFICATIONS

       Certain reclassifications have been made to the prior year's financial statement amounts to conform to the current year's financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                                                        As of September 30           Increase
Membership:                                                                            1997         1996       Amount         %
-----------                                                                            ----         ----       ------         -
Freedom Plan                                                                         1,286,600      958,300    328,300      34.3%
HMO                                                                                    256,600      181,800     74,800      41.1%
Medicare                                                                               154,800      113,400     41,400      36.5%
Medicaid                                                                               187,900      147,600     40,300      27.3%
-----------------------------------------------------------------------------------------------------------------------
   Total fully insured                                                               1,885,900    1,401,100    484,800      34.6%
Self-funded                                                                             56,700       41,100     15,600      38.0%
-----------------------------------------------------------------------------------------------------------------------
   Total membership                                                                  1,942,600    1,442,200    500,400      34.7%
=======================================================================================================================

     Increases in membership in the third quarter of 1997 include 20,300 fully insured and 9,400 self-funded members added in connection with the acquisition of a small Chicago-based HMO during the third quarter of 1997.

     The following table provides certain statement of earnings data expressed as a percentage of total revenues for the three months and nine months ended September 30, 1997 and 1996:

                                                                     Three Months          Nine Months
                                                                   Ended September 30    Ended September 30
Revenues:                                                             1997      1996        1997      1996
                                                                      ----      ----        ----      ----
   Premiums earned                                                   98.2%      98.3%      98.3%      98.4%
   Third-party administration, net                                    0.4%       0.3%       0.3%       0.4%
   Investment and other income, net                                   1.4%       1.4%       1.4%       1.2%
-----------------------------------------------------------------------------------------------------------
      Total revenues                                                100.0%     100.0%     100.0%     100.0%
-----------------------------------------------------------------------------------------------------------

Expenses:
   Health care services                                              95.8%      78.9%      84.5%      78.8%
   Marketing, general and administrative                             16.6%      15.2%      15.8%      15.7%
-----------------------------------------------------------------------------------------------------------
      Total expenses                                                112.4%      94.1%     100.3%      94.5%
-----------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                           (12.4%)      5.9%      (0.3%)      5.5%

Equity in net loss of affiliate                                         -       (0.2%)        -       (0.2%)
-----------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                 (12.4%)      5.7%      (0.3%)      5.3%
Provision (credit) for income taxes                                  (5.1%)      2.4%      (0.1%)      2.3%
-----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                  (7.3%)      3.3%      (0.2%)      3.0%
===========================================================================================================

Medical-loss ratio                                                   97.5%      80.2%      86.0%      80.2%
===========================================================================================================

Administrative expense as a percentage
   of operating revenue                                              16.8%      15.4%      16.0%      15.9%
===========================================================================================================

Results of Operations

The three months ended September 30, 1997 compared with the three months ended September 30, 1996

         Total revenues for the quarter ended September 30, 1997 were $1.06 billion, up 31% from $811.2 million during the same period in the prior year. However, the Company experienced a net loss for the third quarter of 1997 totaling $78.2 million, or 99 cents per share, compared with net earnings of $26.7 million, or 33 cents per share, for the third quarter of 1996. The net loss was primarily due to several factors attributable to delays in the Company's billing of customers and delays in the Company's payment of claims to providers as a result of software and hardware problems which arose in the conversion of the Company's computer operating system. Third quarter 1997 results reflect reduced premiums earned due to accounts receivable write-offs resulting from clean-ups of delayed group bills and terminations of nonpaying individual and group customers. Additions were also made to accounts receivable reserves. These accounts receivable write-offs and additions to reserves resulted in an after tax charge of $42.2 million, or 53 cents per share, and are a consequence of information obtained from a review and reconciliation of previously delayed premium bills. The Company also increased reserves for medical costs payable, recognizing an after tax charge of $51.9 million, or 66 cents per share, for the quarter, as the process of reviewing and reconciling previously delayed claims revealed payment obligations which exceeded the Company's original estimates. For additional information regarding the Company's reserves for medical costs payable, see "Liquidity and Capital Resources" below.

         Total commercial premiums earned for the three months ended September 30, 1997 increased 27% to $719.9 million from $568.3 million in the same period in the prior year. This increase is attributable to a 36% increase in member months in the Company's commercial health care programs, primarily due to a 35% member months increase in the Freedom Plan. Premium rates of commercial programs on average were 2.6% higher than in the third quarter of 1996.

         Premiums earned from government programs increased 42% to $325.2 million in the third quarter of 1997 compared with $229.3 million in the third quarter of 1996. Membership growth accounted for most of the change as member months of Medicare programs increased 39% when compared with the prior year third quarter, while member months of Medicaid programs increased by 29% over the level of the prior year third quarter. Legislation to reform the federal Medicare program was passed by Congress on July 31, 1997 and was signed into law. The legislation changes the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas; however, the legislation includes provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial enrollee for each Medicare or Medicaid enrollee and the immediate removal of Medicaid enrollees from the rule. These changes could have the effect of increasing competition in the Medicare and Medicaid markets. The legislation also requires Medicare plans to pay a fee which would finance the costs incurred by the Department of Health and Human Services to inform Medicare beneficiaries of new enrollment/disenrollment rules and managed care options. The manner of charging this fee to plans has not been specified and amendments to this provision have been proposed in Congress. The Company is not able at this time to determine the ultimate impact of the fee eventually imposed.

         Net third-party administration revenues for the three months ended September 30, 1997 increased 67% to $4.0 million from $2.4 million for the same period in the prior year, attributable to a 34% increase in member months and an 24% increase in per member per month revenue. The increase in member months is due, in part, to the acquisition of a small Chicago-based HMO during the third quarter. In the absence of such acquisition, member months would have increased by 18% while per member per month revenue would have increased by 32%.

         Net investment income for the three months ended September 30, 1997 increased 40% to $15.8 million from $11.3 million for the same period in 1996 due to higher realized capital gains.

         The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 97.5% for the third quarter of 1997 compared with 80.2% for the third quarter of 1996. The increase is attributable to the reduction in premiums earned and the increase in medical costs described above. As previously reported, the Company expects that future results will be affected by higher expenses in its Medicare business. The Company also expects that future results will be affected by higher expenses in its Medicaid business. The Company continues to reconcile delayed claims and pay down backlogged claims. Information gained as the process continues may result in future changes to the Company's estimates of its medical costs and expected cost trends.

         Marketing, general and administrative expenses totaled $176.6 million in the third quarter of 1997 compared with $123.6 million in the third quarter of 1996. The increase over the third quarter of 1996 is primarily attributable to a $25.2 million rise in payroll and benefits due to increased staffing, an $8.5 million increase in broker commissions attributable to the increase in premiums earned, as well as to the increased costs associated with the growth in membership in the Company's plans and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 16.8% during the third quarter of 1997 compared with 15.4% during the third quarter of 1996. The increase is primarily attributable to increases in administrative spending and lower than expected operating revenue for the third quarter of 1997, as described above. As previously reported, the Company has increased its planned administrative expenditures in order to strengthen operations. Such additional expenditures will include the cost of independent consultants, additional internal staff and system enhancements.

         The Company's profitability is dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish favorable compensation agreements with providers and numerous other external influences may affect Oxford's ability to control such costs. The Company uses its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to the most cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above listed or other factors. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. The Company is unable to predict what effect, if any, the recent events described herein (including any adverse publicity) may have on future enrollment in the Company's health benefit plans.

The nine months ended September 30, 1997 compared with the nine months ended September 30, 1996

         Total revenues for the nine months ended September 30, 1997 were $3.11 billion, up 42% from $2.19 billion during the same period in the prior year. The net loss for the first nine months of 1997 totaled $6.6 million, or 8 cents per share, compared with net earnings of $67.6 million, or 86 cents per share, for the first nine months of 1996.

         Total commercial premiums earned for the nine months ended September 30, 1997 increased 39% to $2.16 billion from $1.56 billion in the same period in the prior year. This increase is attributable to a 40% increase in member months in the Company's commercial health care programs, including a 39% member months increase in the Freedom Plan.

         Premiums earned from government programs increased 50% to $901.9 million in the first nine months of 1997 compared with $601.0 million in the first nine months of 1996. Membership growth accounted for most of the change as member months of Medicare programs increased 53% when compared with the first nine months of 1996, while member months of Medicaid programs increased by 39% over the first nine months of 1996.

         Net third-party administration revenues for the nine months ended September 30, 1997 increased 28% to $10.1 million from $7.9 million for the same period in the prior year, attributable to a 25% increase in member months and a 2% increase in per member per month revenue. In the absence of the previously mentioned acquisition, member months would have increased by 20% while per member per month revenue would have increased by 4%.

         Net investment income for the nine months ended September 30, 1997 increased 57% to $44.3 million from $28.2 million for the same period last year due to higher realized capital gains and an increase in the average balance of invested cash compared with the prior year's period.

         The medical-loss ratio was 86.0% for the first nine months of 1997 compared with 80.2% for the first nine months of 1996. The increase is attributable to the reduction in premiums earned and the increase in medical costs described previously.

         Marketing, general and administrative expenses totaled $492.3 million in the first nine months of 1997 compared with $343.9 million in the first nine months of 1996. The increase over the first nine months of 1996 is primarily attributable to a $63.0 million rise in payroll and benefits due to increased staffing, a $28.9 million increase in broker commissions attributable to the increase in premiums earned, as well as to the increased costs associated with the growth in membership in the Company's plans and expenses related to enhancements to management information systems necessary to accommodate increased transaction volume. These expenses as a percent of operating revenue were 16.0% during the first nine months of 1997 compared with 15.9% during the first nine months of 1996.

Liquidity and Capital Resources

         The Company's capital expenditures for the first nine months of 1997 totaled $58.7 million. Such funds were used primarily for management information systems and leasehold improvements related to business expansion. Except for the increased administrative expenditures discussed above and anticipated capital expenditures in the ordinary course of business, the Company currently has no definitive commitments for use of material cash resources.

         Cash flow used by operations aggregated $150.5 million in the first nine months of 1997 compared with cash flow provided by operations of $282.5 million in the first nine months of 1996, primarily as a consequence of the operating loss for the first nine months of 1997 and the reduction of medical claims payable resulting from progress in paying backlogged claims and payment of advances to providers as described below. Included in cash outflows were payments for income taxes of approximately $66.4 million.

         Premiums receivable at September 30, 1997 decreased to $354.1 million from $421.8 at June 30, 1997 due to the accounts receivable write-offs and reserve adjustments previously discussed.

         Refundable income taxes at September 30, 1997 aggregated approximately $83.2 million primarily as the result of payments of $66.4 million during the first nine months of 1997. Such payments were made prior to the recognition of the third quarter loss previously discussed. In addition, the Company is entitled to a tax benefit of approximately $28.2 million for stock option exercises through September 30, 1997.

         The Company's medical costs payable, which includes reserves for incurred but not reported claims, was $567.8 million as of September
30, 1997, $532.3 million as of June 30, 1997, $657.8 million as of March 31, 1997, $624.4 million as of December 31, 1996 and $525.9 million as of September 30, 1996. The relative increase in medical costs payable during the last three months of 1996 and the first three months of 1997 resulted primarily from delays in claims payments caused by the computer system conversion referred to above. Delays in claims payments continued during the first quarter of 1997, but the increase in medical costs payable was mitigated by progress in paying backlogged claims and advance payments to providers which aggregated approximately $89 million as of March 31, 1997. During the second and third quarters of 1997, the Company made significant progress in paying current and backlogged claims and continued to make claims advances to providers. Such advances aggregated approximately $271 million at June 30, 1997 and $247 million at September 30, 1997. Such advance payments have been applied against medical costs payable in the accompanying balance sheet. The Company believes that it will be able to recover outstanding advance payments, but any failure to recover funds advanced would adversely affect earnings. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid, expected medical cost inflation, seasonality patterns and increases in membership. The Company believes that its reserves are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth, delays in paying claims and changing speed of payment affect the Company's ability to rely on historical information in making reserve estimates.

         As previously reported, the New York State Insurance Department is currently examining the Company's New York HMO and insurance subsidiaries. The Insurance Department has raised various issues, including concerns relating to reserves for medical costs payable and premiums earned. The Company is currently unable to predict the outcome of the Insurance Department's examination. As also previously reported, KPMG Peat Marwick LLP is auditing the Company's New York HMO and insurance subsidiaries' financial statements as of September 30, 1997. Such audit, which is expected to be completed by December 3, 1997, may result in adjustments to the unaudited condensed consolidated financial statements included in this report.

         As discussed above, the Company expects that future results will be affected by higher expenses in its Medicare and Medicaid businesses. As also discussed above, information gained as the Company continues to reconcile delayed claims and pay down backlogged claims may result in future changes to the Company's estimate of its medical costs and expected cost trends. These and other factors could adversely affect future results of operations or financial condition.

            Cautionary Statement Regarding Forward-Looking Statements

         Certain statements in this report, such as statements concerning the Company's future results of operations or financial condition, future health care costs and administrative costs, future premium rates and medical-loss ratio levels for commercial, Medicare and Medicaid business, operations matters, and the effect of government regulation, and other statements regarding matters that are not historical facts, are forward-looking statements (as defined in the Securities Exchange Act of 1934, as amended); and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

1. Changes in federal or state regulation relating to health care and health benefit plans.

2. Rising medical costs or higher utilization of medical services, including higher out-of-network utilization under point-of-service plans.

3. Competition from health benefit plan providers and competitive pressure on pricing Oxford products.

4. High administrative costs in operating the Company's business, the Company's ability to develop processes and systems to support its growing operations and the cost and impact on service of changing technologies.

5. The effect, if any, of the recent events described in this report (including any adverse publicity) on future enrollment in the Company's health benefit plans.

6. Any changes in the Company's estimates of its medical costs and expected cost trends as a result of information gained in the process of continuing to reconcile delayed claims and to pay down backlogged claims.

7. The impact of litigation (including purported class actions recently filed against the Company and certain officers and directors), regulatory proceedings and other governmental action (including the current examination, investigation and review by the New York State Insurance Department and the recent inquiry by the New York State Attorney General).

8. Those factors included in the Company's 1996 Annual Report on Form 10-K under the caption "Business--Cautionary Statement Regarding Forward-Looking Statements," incorporated herein by reference.

                           Part II - Other Information

Item 5.  Other Information

         The following information is incorporated herein by reference: the information contained in "Item 5. Other Events" of the Company's Current Report on Form 8-K dated July 31, 1997; the information contained in "Item 5. Other Events" of the Company's Current Report on Form 8-K dated October 30, 1997; the information contained in the first paragraph of "Item 5. Other Events" of the Company's Current Report on Form 8-K dated November 4, 1997, and in Exhibit 99(b) to such report; and the information contained or incorporated by reference in "Item 5. Other Events" of the Company's Current Report on Form 8-K dated November 6, 1997.

         The Cautionary Statement Regarding Forward-Looking Statements in Item 2 of this report is incorporated herein by reference.

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

                99(c) Current Report on Form 8-K, dated October 30, 1997 (Commission File No. 0-19442), incorporated herein by reference

                99(d) Current Report on Form 8-K, dated November 4, 1997 (Commission File No. 0-19442), incorporated herein by reference

                99(e) Current Report on Form 8-K, dated November 6, 1997 (Commission File No. 0-19442), incorporated herein by reference

         (b)   Reports on Form 8-K

               In a report on Form 8-K dated July 31, 1997, and filed July 31, 1997, the Company reported, under Item 5. "Other Events," the details of an agreement with the New York State Attorney General concerning the payment of interest on unpaid claims.

               In a report on Form 8-K dated August 5, 1997, and filed August 5, 1997, the Company reported, under Item 5. "Other Events," its second quarter 1997 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              OXFORD HEALTH PLANS, INC.
                                          --------------------------------------
                                                    (Registrant)


     November 13, 1997                          /s/ WILLIAM M. SULLIVAN
---------------------------------         --------------------------------------
         Date                                       William M. Sullivan
                                           President and Chief Executive Officer


     November 13, 1997                        /s/ ANDREW B. CASSIDY
---------------------------------           ------------------------------------
         Date                                       Andrew B. Cassidy
                                               Executive Vice President and
                                                  Chief Financial Officer

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                Index to Exhibits


Exhibit                                                                               Page
Number          Description of Document                                                   Number
------          -----------------------                                                   ------

 11             Computation of Net Earnings Per Share of Common Stock                       15

 99(a)          Annual Report on Form 10-K of the Company for the fiscal year ended
                December 31, 1996 (Commission File No. 0-19442), incorporated herein by reference

 99(b)          Current Report on Form 8-K, dated July 31, 1997 (Commission File
                No. 0-19442), incorporated herein by reference

 99(c)          Current Report on Form 8-K, dated October 30, 1997 (Commission File
                No. 0-19442), incorporated herein by reference

 99(d)          Current Report on Form 8-K, dated November 4, 1997 (Commission File
                No. 0-19442), incorporated herein by reference

 99(e)          Current Report on Form 8-K, dated November 6, 1997 (Commission File
                No. 0-19442), incorporated herein by reference