Form 10-K
period 1997-12-31
OXFORD HEALTH PLANS INC
filed 1998-03-31
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission File Number: 0-19442

                            OXFORD HEALTH PLANS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       06-1118515
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

800 Connecticut Avenue, Norwalk, Connecticut                06854
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  |X|     No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1998, there were 79,507,439 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,228,350,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
            Portions of Registrant's definitive Proxy Statement to be
                  filed pursuant to Regulation 14A (Part III)

                                     PART I

Item 1. BUSINESS

General

      Oxford Health Plans, Inc. ("Oxford" or the "Company"), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company providing health benefit plans in New York, New Jersey, Pennsylvania, Connecticut, New Hampshire, Florida, and Illinois. The Company's product line includes its point-of-service plans, the Freedom Plan and the Liberty Plan, traditional health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), Medicare and Medicaid plans, third-party administration of employer-funded benefit plans ("self-funded health plans") and dental plans. The Company's principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854, and its telephone number is (203) 852-1442. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

      In July 1995, a wholly-owned subsidiary of the Company merged with OakTree Health Plan, Inc. ("OakTree"), a Philadelphia-based HMO. The merger was accounted for as a pooling of interests, and accordingly, all data in the paragraphs that follow have been restated to include the operations and accounts of OakTree for all periods prior to the merger.

      The Company offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ"), Oxford Health Plans (CT), Inc. ("Oxford CT"), Oxford Health Plans (NH), Inc. ("Oxford NH"), Oxford Health Plans (PA), Inc. ("Oxford PA"), Oxford Health Plans (FL), Inc. ("Oxford FL"), and through Oxford Health Insurance, Inc. ("OHI") and Oxford Health Plans (IL), Inc. ("Oxford IL"), the Company's health insurance subsidiaries. OHI has been granted a license to operate as an accident and health insurance company by the Departments of Insurance of New York, New Jersey, Connecticut, New Hampshire, Florida and Pennsylvania. Oxford IL is licensed by the Illinois Department of Insurance as an accident and health insurance company with authority to offer HMO products. The Company is not dependent on any single employer or group of employers, as the largest employer group contributed less than 1% of total premiums earned during 1997 and the ten largest employer groups contributed 4.4% of total premiums earned during 1997. The Company's business is managed through regional management structures in New York, New Jersey, Connecticut, New Hampshire, Florida, Illinois and Pennsylvania (including southern New Jersey counties in the Philadelphia metropolitan area).

Recent Developments

      Net Losses

      As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company incurred a net loss of $291 million in 1997 and expects to incur additional losses in 1998, the extent of which cannot be predicted at this time. As a result of its losses in 1997, the Company has had to make capital contributions to certain of its HMO and insurance subsidiaries and expects that additional capital contributions will be required in 1998.

      Financings

      On February 6, 1998, the Company issued a $100 million senior secured increasing rate note due February 6, 1999 ("Bridge Note") and on March 30, 1998, issued an additional $100 million Bridge Note, pursuant to a Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), as amended on March 30, 1998 (the "Bridge Agreement"). The Company used the proceeds of the Bridge Notes to make capital contributions to certain of its HMO subsidiaries, to pay expenses in connection with the issuance and for general corporate purposes. For a description of terms of the Bridge Notes, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". The Company intends to retire the Bridge Notes with a portion of the proceeds of the Proposed Financing referred to below.

      The Company and TPG Oxford LLC ("TPG"), an affiliate of Texas Pacific Group, have entered into an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), pursuant to which TPG is to make a $350 million investment in Oxford. Such investment will consist of ten-year Preferred Stock and Warrants to purchase up to 22,530,000 shares of the Company's common stock. For additional information regarding the Preferred Stock and the Warrants, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources". This financing is subject to various conditions, including receipt of regulatory approvals, absence of a Material Adverse Effect (as defined) and completion of debt financing in the amount of $350 million.

      In connection with the debt financing required as a condition to the investment under the Investment Agreement, the Company has engaged DLJ to act as arranger for a senior secured term loan and as placement agent for a senior unsecured financing, in the aggregate amount of $350 million. These transactions are subject to the negotiation and execution of definitive agreements, which are expected to contain various conditions, including, among others, receipt of regulatory approvals and absence of material adverse change, and the senior unsecured financing is also subject to placement of the financing with investors. The terms of these transactions will depend on market conditions and other factors beyond the Company's control. There can be no assurance that definitive agreements will be executed or, if such agreements are executed, that the conditions specified therein will be satisfied.

      The investment under the Investment Agreement and the debt financings described in the preceding paragraph are herein collectively called the "Proposed Financing". See "Cautionary Statement Regarding Forward-Looking Statements-Proposed Financing".

      Management Changes

      Dr. Norman C. Payson has agreed to become Chief Executive Officer of the Company upon consummation of the Proposed Financing. Prior to closing, Dr. Payson is working as a consultant to the Company. At the closing, Dr. Payson will purchase 643,915 shares of the Company's common stock for an aggregate purchase price of $10 million. Dr. Payson was formerly a founder and the President and Chief Executive Officer of Healthsource, Inc. Upon consummation of the Proposed Financing, William M. Sullivan will serve as President of the Company. On March 30, 1998, Marv Rich agreed to become Chief Administrative Officer of the Company.

      In February 1998, Fred F. Nazem, a director and formerly Chairman of the Executive Committee of the Company's Board of Directors, was elected non-executive Chairman of the Board, and the Executive Committee was disbanded. Stephen F. Wiggins, founder and formerly Chairman of the Board, continues to serve as a director. On March 30, 1998, Marv Rich agreed to become Chief Administrative Officer of the Company. Mr. Rich was previously an Executive Vice President at K-Mart, Inc. and was an Executive Vice President at Wellpoint Heaalth Networks, Inc. in charge of specialty companies and financial and information services.

      Upon consummation of the Proposed Financing, the number of directors will be increased to twelve, Dr. Payson will become a director, and TPG will be entitled to nominate four directors.

      Status of Information Systems

      In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford over several years. Unanticipated software and hardware problems arising from the conversion created significant delays in the Company's claims payment, delayed billing functions and telephone service and adversely affected the Company's claims payment and billing. For information regarding the Company's plans with respect to its information systems, see "Business - Status of Information Systems".

      Turnaround Plan

      The Company intends to focus its resources on employer group products in the Northeast and particularly the New York Metropolitan Tri-State area. The Company intends to attempt to improve operating margins for these products over the next few years by, among other things, strengthening commercial underwriting, reducing administrative and medical costs and, where appropriate, refining benefit plans and increasing premiums.

      The Company further intends to attempt to reduce losses in its Medicare and Medicaid lines of business and in the New York mandated individual HMO and point of service plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has withdrawn from the Connecticut and New Jersey Medicaid programs effective April 1, 1998 and July 1, 1998, respectively. In its Pennsylvania Medicaid program, the Company has entered into an agreement to transfer the medical risk in that program to a third party. The Company has filed with the New York State Insurance Department proposed rate increases of 50% and 64% for its New York mandated individual HMO and point of service plans, respectively, as a result of rapidly rising medical costs in those plans. In the Medicare line of business, the Company does not intend to promote growth at the level of prior years as a consequence of significant operating losses in those programs in certain geographic areas. The Company is also actively pursuing certain provider contracts pursuant to which a significant portion of the medical cost risk of some of the Company's Medicare enrollment will be transferred to network providers.

      In 1997, the Company entered new markets in Florida and Illinois with the acquisitions of Riscorp Health Plans, Inc. and Compass PPA, Incorporated, respectively. The Company is evaluating its expansion efforts in all markets and intends to reduce the level of its future investment in the Florida and Illinois subsidiaries. The Company has scaled back its plans to offer dental HMO and life insurance products and is evaluating its financial commitment to certain ongoing initiatives.

      The Company may, in certain cases, attempt to improve its contracts with some of its largest vendors and providers and may implement certain medical management programs in an effort to reduce medical costs. The Company is also studying its administrative cost structure and currently intends to attempt to reduce administrative costs as a percentage of operating revenue over the long term through operating efficiencies and reduction in employment levels associated with scaled-back initiatives and operations. The Company expects, however, that administrative costs will remain high during the foreseeable future as the result of consulting and other expenses associated with strengthening the Company's operations.

      There can be no assurance that the Company will be successful in implementing the foregoing measures, in receiving the New York State Insurance Department's approval for premium increases for the mandated individual product, in implementing medical cost control measures and provider contracting initiatives, or in reducing administrative costs. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's operations and financial results, including ongoing financial losses. See "Management's Discussion and Analysis and Results of Operations-Liquidity and Capital Resources."

      Legal Proceedings

      See "Legal Proceedings" for a description of litigation, and regulatory investigations and examinations involving the Company and certain of its directors and officers.

Products

      Freedom Plan

      Oxford's Freedom Plan is a point-of-service health care plan that combines the benefits of Oxford's HMOs with some of those of conventional indemnity health insurance. Oxford's Freedom Plan gives members the option at any time of using Oxford's HMO plan or exercising their freedom to choose physicians not affiliated with Oxford. The Freedom Plan, first offered in January 1988 in New York, has grown to approximately 1,333,500 members at December 31, 1997 compared with 1,015,100 at the end of 1996. As a percentage of total premiums earned, Freedom Plan premiums were 59.2% in 1997, 61.2% in 1996 and 64.2% in 1995. The flexibility of this program has enabled Oxford to market successfully health care coverage to employer groups who have not previously offered HMO products. The largest employer group offering the Freedom Plan accounted for approximately 1.4% of Freedom Plan premiums earned during 1997, and the ten largest employer groups offering the Freedom Plan accounted for 6.5% of Freedom Plan premiums earned in 1997.

      Oxford has targeted small to medium-size employers (10 to 1,500 employees) for this product. New York Freedom Plan enrollment accounts for almost 80% of all Freedom Plan enrollment. In New York and Pennsylvania, each Freedom Plan member receives two forms of coverage - HMO coverage through the appropriate Oxford HMO and conventional insurance through OHI. In New Jersey and Connecticut, each member receives Freedom Plan coverage through one contract. For Freedom Plan coverage, employers receive one monthly bill and have both the in-network and out-of-network coverage centrally administered by Oxford.

      The New Jersey Freedom Plan was introduced in New Jersey in January 1991. During 1992, the Company introduced the Connecticut Freedom Plan which, until 1993, was underwritten by an independent insurer and marketed and administered by Oxford, with Oxford retaining substantially all of the profits or losses arising from the product. In 1993, the Company received a license to directly offer its Freedom Plan and HMO products in Connecticut and now fully markets its products in such state. The Company commenced offering its Freedom Plan in Pennsylvania in December 1995 and in Florida in 1997.

      HMOs

      Oxford offers HMO plans in each of the states in which it operates. The largest HMO commercial employer group accounted for 4.6% of total HMO premiums earned during 1997, while the ten largest HMO groups accounted for 22.0% of total HMO premiums earned in 1997. Commercial HMO membership approximated 270,400 members at December 31, 1997 compared with 192,300 members at the end of 1996. As a percentage of total premiums earned, HMO revenues were 11.1 % in 1997, 10.7% in 1996 and 11.2% in 1995.

      Liberty Plan

      In response to demand for more economical health plans, the Company introduced the Liberty Plan, a point-of-service plan, in late 1993. This plan offers savings of up to 17% over the standard Freedom Plan and HMO plans by allowing member groups to choose from a smaller network of highly qualified providers. The Liberty Plan provider network, while smaller than the Freedom Plan network, is competitive in size and quality with networks of certain other health plans in the New York metropolitan area. Liberty Plan premiums earned represented less than 5% of total premiums earned in 1997.

      Other Products

      The Company currently offers preferred provider organization products in Pennsylvania, New Jersey, and New Hampshire and anticipates offering similar products in New York and Illinois in the coming year.

      Medicare and Medicaid

      The Company offers the Oxford Medicare Advantage plan to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries. Under risk contracts with the federal Health Care Financing Administration ("HCFA"), Oxford is paid a fixed per member per month capitation amount by HCFA based upon a formula of the projected medical expense of each Medicare member. The Company bears the risk that the actual costs of health care services may exceed the per member per month capitation amount received by the Company.

      Medicare risk contracts provide revenues which are generally higher per member than those for non-Medicare members, and thus provide an opportunity for increased profits and cash flow. Such risk contracts, however, also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as the result of marketing to individuals rather than to groups. The Company has developed a network of physicians and other providers to serve its Medicare enrollees. At December 31, 1997, the Company had approximately 161,000 members enrolled in its Medicare plans compared with 125,000 members at the end of 1996. Medicare premiums accounted for approximately 22.0% of total premiums earned for the year ended December 31, 1997 compared with 19.8% in 1996 and 14.2% in 1995. See "Management's Discussion and Analysis of Financial Conditions and Results of

Operations" for a description of operating losses incurred in the Company's Medicare program and "Legal Proceedings" for a description of a recent site visit by HCFA.

      Oxford also offers a Medicaid Healthy Start plan to individuals eligible for Medicaid benefits in New York, New Jersey, Metropolitan Philadelphia, and Connecticut. The Company receives fixed monthly premiums per member under a risk contract with the respective state agencies administering the Medicaid program. The Company bears the risk that the actual costs of health care exceed the per member per month capitation amounts received by the Company. Medicaid plans also involve the risk of reduced or insufficient government reimbursement and higher marketing and advertising costs per member as a result of marketing to individuals rather than to groups. At December 31, 1997, approximately 189,600 members were enrolled in the Company's Medicaid plans compared with 162,000 members at the end of 1996. Medicaid premiums accounted for approximately 7.7% of total premiums earned for the year ended December 31, 1997 compared with 8.3% in 1996 and 10.4% in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of operating losses incurred in the Company's Medicaid programs. The Company has withdrawn from the Medicaid program in New Jersey and Connecticut, effective July 1, 1998 and April 1, 1998, respectively. In its Pennsylvania Medicaid program, the Company has entered into an agreement to transfer the medical risk in that program to a third party.

      See "Cautionary Statement Regarding Forward-Looking Statements."

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

      Specialty Care Management

      In 1996, the Company formed Oxford Specialty Holdings, Inc. as a majority-owned subsidiary (taken together with its subsidiaries, "Specialty Holdings") which was established to manage specialty medical costs in distinct specialties, such as cardiology, oncology and orthopedics. Specialty Holdings provides the Company with advisory services from panels of expert specialists, case rate reimbursement contracts for diseases and cases in particular medical specialties, and services related to the management of individual diseases and conditions. Expert panels provide advice as to appropriate diagnoses and treatment at the disease or specialty level and also provide certain case management services. With the assistance of each expert panel, Specialty Holdings develops case rate contracts with physicians and other providers, which cover the full spectrum of treatment for a specific case or disease for a fixed "case rate." The Company has contracted with Specialty Holdings for advisory services and procures care for its members at case rates from Specialty Holdings in an effort to reduce the medical costs associated with each specialty.

      Other Investments

      In October 1997, the Company disposed of its interest in Health Partners, Inc., a company established to provide management and administrative services to physicians, medical groups and other providers of health care, recognizing a pretax gain of approximately $25,168,000 ($20,463,000 after taxes, or $.26 per share).

      On November 7, 1995, Oxford completed the acquisition of a 19% equity interest in St. Augustine Health Care, Inc. ("St. Augustine"), a health maintenance organization offering health benefit plans to Medicaid beneficiaries in eleven counties in Florida. During 1996, St. Augustine received approval of its application to offer commercial programs and began offering such programs in 1997. Under the terms of the securities purchase agreement, Oxford has provided $14.3 million in equity and debt financing to St. Augustine and has the right to make future equity investments in St. Augustine. As part of the Company's decision to reduce the level of its future investment in expansion markets, the Company reduced by $14.3 million the carrying value of its investment in St. Augustine as of December 31, 1997.

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

      Independent Insurance Agents and Brokers

      The primary distribution system for the group health insurance industry in the Company's service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 7,300 independent insurance agents and brokers (compared with 4,500 at the end of 1996) who are paid a commission on sales. Independent insurance agents and brokers have been responsible for a significant portion of Oxford's Freedom Plan enrollment growth over the past four years, and the Company expects to continue using independent insurance agents and brokers in its marketing system over the next several years. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region.

Physician Network

      The Company's HMO and point of service health care programs are designed around "primary care" physicians, who assume overall responsibility for the care of members, and determine or recommend the nature and extent of services provided to any given member. Primary care physicians provide preventive and routine medical care and are also responsible for making referrals to contracted specialist physicians, hospitals and other providers. Medical care provided directly by primary care physicians includes the treatment of illnesses not requiring referrals, as well as periodic physical examinations, routine immunizations, maternity and well child care and other preventive health services. Oxford also offers products which do not require referrals from primary care physicians.

      Oxford maintains a network of approximately 65,000 individual physicians, with approximately 23,100 in New York, 10,700 in New Jersey, 6,500 in Pennsylvania, 6,300 in Connecticut, 9,000 in Illinois, 7,500 in Florida and 1,900 in New Hampshire. The majority of Oxford's physicians have contracted individually and directly with Oxford, although Oxford also has contracts with management service organizations, individual practice associations and physician groups.

      Private Practice Partnerships; Risk Sharing Groups

      The Company's Private Practice Partnership program (the "Partnerships"), was first introduced in 1993 to organize physicians into groups which promote efficient, quality care. The Partnerships initiative organizes private practice physicians within a community into small medical groups, in an effort to promote the efficiencies and quality control of much larger medical groups, while remaining in their own private offices. These groups also allow the Company to introduce new forms of payment to physicians that encourage more efficient patient care. These forms of payment vary among the Partnerships and include risk sharing and incentive payments which reward the provision of quality, cost effective care. Each Partnership is responsible for establishing a management committee to oversee the operation of the group. The Company attempts to provide utilization information to the Partnerships in order to promote cost-effective, quality care and allow the Partnerships to measure performance. The Company's goal in developing the Partnerships is to enable physicians to achieve optimal cost and quality performance, while giving them greater authority and responsibility for a patient's full range of health care needs. By the end of 1997, a total of 225 Partnerships with approximately 4,700 primary care physicians and 4,800 specialists had been established. Effective January 1, 1997, the Company reduced the number of risk sharing Partnerships from 30 to 15, primarily as a consequence of adverse experience for certain partnerships, difficulties experienced by the Company in providing timely utilization and other data to risk sharing Partnerships and new government regulations. These operational challenges, as well as limitations on certain Partnerships' ability to manage medical cost risk, will limit the Company's ability to expand the number of risk sharing Partnerships.

      In an effort to control increasing medical costs in its Medicare and Medicaid lines of business, the Company is actively pursuing provider contracts pursuant to which a significant portion of the medical cost risk of some of the Company's Medicare and Medicaid enrollment will be transferred to network providers or other risk sharing groups. The Company has entered into a contract transferring medical cost risk for its Pennsylvania Medicaid program to a third party. There can be no assurance that the Company will be successful in procuring such contracts and the operational difficulties experienced with risk sharing Partnerships described above could limit or delay the implementation of these contracts. There are also risks inherent in risk transfer arrangements, including the risk of nonperformance or insolvency of the party assuming risk and the risk that member satisfaction is negatively impacted. Further, the implementation of these contracts may require regulatory approval, and there can be no assurance such approval will be received without delay or the imposition of burdensome conditions.

      Physician Compensation

      Exclusive of the Partnerships and risk sharing groups and case rate reimbursement for specialty care, Oxford currently compensates its participating physicians based upon a fixed, discounted fee schedule, under which physicians receive payment for specific procedures and services. The Company's discounted, fee-for-service reimbursement program for participating physicians was designed to achieve delivery of cost-effective, quality health care by its physician network. Prior to March 1, 1996, the Company generally withheld 20% of agreed compensation to primary care physicians, and 15% of agreed compensation to specialist physicians. The Company returned to the physicians a portion of such withhold, at its discretion, based upon system-wide and individual physician medical costs compared to actuarially budgeted expenditures. In March 1996, Oxford shifted to a modified fee schedule under which withholds were eliminated for most participating physicians.

      Certain of Oxford's Partnerships and risk sharing groups are compensated based on global budgeting and risk sharing for serving enrollees in Oxford's commercial, Medicare and Medicaid plans receiving care through Partnerships or risk sharing groups. For Partnerships that meet the Company's requirements for risk sharing and for risk sharing groups, these agreements allocate a fixed, periodic sum on a per member per month basis, adjusted for certain demographics, or percentage of the premium received by the Company without regard to the amount or scope of the services rendered. Such agreements shift a portion of the Company's health cost risks to these Partnerships and risk sharing groups, recognizing the providers' role and capabilities in the area of cost containment. These arrangements are subject to compliance with new risk sharing regulations adopted by HCFA, which require disclosure and reinsurance for specified levels of risk sharing, and proposed state regulation which could affect physician risk sharing. The Company has also developed an incentive program for non-risk sharing Partnerships based on quality and efficiency measures, and a large number of Partnerships are currently operating under this program.

      The Company, through Specialty Holdings, is also working with specialists who provide comprehensive treatment for specific diseases or cases at a predetermined case rate. These providers will be responsible for care from the initial diagnosis through post-treatment procedures and will establish contracts with hospitals, specialists, and ancillary providers involved in each case.

      Delays in payment of provider claims and claims payment errors by the Company have created a significant number of provider complaints and a backlog in responding to such complaints. In addition, several medical societies have filed or stated that they intend to file purported "mass arbitrations" against the Company to resolve claims related issues of members physicians. See "Legal Proceedings." The Company is presently pursuing resolution of these issues but is unable to predict whether these developments or adverse publicity concerning the Company will have an adverse effect on its relations with its network providers, or cause provider disenrollment. For a description of advances made by the Company to certain network providers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Control of Health Care Costs

      Oxford's medical review program attempts to measure and, in some cases, influence utilization of certain out-patient services, elective surgeries and hospitalizations provided to Oxford members. Under the medical review program, for most of Oxford's plans, physicians and members are obligated to contact Oxford prior to providing or receiving specified treatments. Utilizing standardized protocols on a procedure-specific basis, Oxford's staff of registered nurses and physicians may review the proposed treatment for consistency with established norms and standards.

      Oxford's out-patient cost control program is based on the primary care system of health care coordination, which promotes consistency and continuity in the delivery of health care. For most plans sold, each person who enrolls in an Oxford plan must select a participating primary care physician who serves as the manager of the member's total health care needs. Members generally see their primary care physician for routine and preventive medical services. The primary care physician either provides necessary services directly or authorizes referrals for specialist physicians, diagnostic tests and hospitalizations. Except in life-threatening situations, all elective hospitalizations and surgical procedures must be authorized in advance by a member's primary care physician and, in order to receive the highest level of benefits, must be delivered by providers who have contracted with Oxford. For out-of-network services, the member must obtain approval directly from Oxford.

      In connection with its review of certain claims, the Company may compare the services rendered by its participating physicians to an independently developed pattern of treatment standards. This pattern of treatment analysis may allow the Company to identify procedures that were not consistent with a patient's diagnoses, as well as billing abuses. Separate claims auditing systems are utilized for certain hospital diagnosis related group payments and other surgical payments. Oxford utilizes a hospital bill audit program which has yielded significant savings with respect to hospital claims, through pricing reviews, medical chart audits and on-site hospital reviews. Oxford's claim auditing program includes a computer program that also seeks to identify aberrant physician billing practices, and helps isolate specific physicians who are not practicing and billing in a manner consistent with Oxford's health care philosophy. In addition, the Company maintains management information systems which help identify aberrant medical care costs. Not all cost control procedures are applied to all claims, depending on the size and type of claim, existing claim backlogs and other factors.

Status of Information Systems

      In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford known as "Pulse". From September 1996, most business functions at the Company were operated on the Pulse system, with the exception of the processing of claims, which continued to operate on the previous system, known as "Pick". Since the conversion, the Company must transmit claims, provider, membership and other data from Pulse to Pick in order to process claims, and processed claims data is transmitted from Pick to Pulse where checks are prepared. This transmission of data between systems is known as "backbridging".

      Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company implemented a number of systems and operational improvements during 1996 and 1997 which had the effect of improving claims turnaround times, and reducing claims backlogs and claims and billing errors. However, the backbridging process continues to create issues relating to transfer of data, which continues to cause delays for certain claims, and there have been delays in delivering all needed functionality under the Pulse system. The Company is continuing to seek improvements in the process referred to above and to add needed functionality.

      The Company has undertaken a thorough review of its information systems needs and capabilities with the assistance of independent experts. As a result of this review, the Company has decided not to continue the development of claims processing functionality in Pulse because of the risks associated with the development, integration and support of this functionality. The Company has also determined that significant risks would be involved in integrating other claims processing systems available from third parties with the existing Pulse system.

        Accordingly, the Company has decided to pursue a strategy of evaluating alternative information system approaches, including an outsourcing of certain system functions to a third party or a complete replacement of the Pulse and Pick operating systems with a system or systems available on the market from third party vendors. The Company currently believes that it will take between 12 and 18 months to identify and implement alternative systems solutions. Accordingly, the Company's resources are currently focused on making improvements to the Pulse and Pick systems to improve performance and provide additional needed functionality during this time period.

      There can be no assurance that the Company will be successful in mitigating the existing system problems that have resulted in payment delays and claims processing errors. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. There can also be no assurance that the process of identifying information systems alternatives and improving existing systems will not be delayed or that additional systems issues will not arise in the future.

      For information as to the "Year 2000" date conversion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Year 2000 Date Conversion".

Quality Management

      The majority of Oxford's physicians in its commercial and Medicare rosters are board certified in his or her specialty (by passing certifying examinations in his or her specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. Board certification is one of the few objective measures of a physician's expertise. Additionally, Oxford has a credentialing procedure that consists of: primary verification of all credentials; query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges; and on-site office evaluation to determine compliance with Oxford standards. Oxford also biennially recredentials all providers. The recredentialing review consists of repeating the initial credentialing process as well as a review of the provider's practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the provider, utilization patterns and the provider's compliance with Oxford's administrative protocols.

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

      The Company seeks to evaluate the quality and appropriateness of medical services provided to its members by performing member and physician satisfaction studies. The Company conducts on-site review of medical records at physician offices facilitating retrieval of statistical information which allows for problem resolution in the event of member or physician complaints and for retrieval of data when conducting focused studies.

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

Government Regulation

      The Company's HMO subsidiaries in New York, New Jersey, Pennsylvania, Connecticut, Florida and New Hampshire are each subject to substantial federal and state government regulation. The Company's New York domiciled insurance subsidiary, OHI, is subject to regulation by the New York State Insurance Department. In addition, OHI is subject to regulation as a foreign insurer by New Jersey, Pennsylvania, Connecticut, Florida and New Hampshire. The Company's Illinois domiciled insurance subsidiary, Oxford IL, is subject to regulation by the Illinois Department of Insurance.

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

      The Company's health plans that have Medicare risk contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit health plans operating under Medicare risk contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's Medicare members. Health plans that offer a Medicare risk product must also comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare members. PRO requirements relate to quality assurance and utilization review procedures. For a description of a recent site examination by HCFA, see "Legal Proceedings".

      The Company's health plans that have Medicaid contracts, Oxford NY, Oxford NJ, Oxford PA and Oxford CT, are subject to both federal and state regulation regarding services to be provided to Medicaid enrollees, payment for those services and other aspects of the Medicaid program.

      State Regulation

      Oxford's HMO subsidiaries are licensed to operate as HMOs by the insurance departments, and, in some cases, health departments, in the states in which they operate. Applicable state statutes and regulations require Oxford's HMO subsidiaries to file periodic reports with the relevant state agencies and contain requirements relating to the operation of their HMOs, the rates and benefits applicable to their products and their financial condition and practices. In addition, state regulations require the subsidiaries to maintain restricted cash or available cash reserves and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company. For a description of regulatory capital requirements, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Liquidity and
Capital Resources." State regulatory authorities exercise oversight regarding the Company's HMOs' provider networks, medical care delivery and quality assurance programs, form contracts and financial condition. The Company's HMOs are also subject to periodic examination by the relevant state regulatory authorities. For a description of recent examinations, see "Legal Proceedings".

      OHI is an accident and health insurance company licensed by the New York State Insurance Department and licensed as a foreign insurer by the insurance departments of New Jersey, Pennsylvania, Connecticut, Florida, and New Hampshire. Oxford IL is an accident and health insurance company licensed by the Illinois Department of Insurance with authority to offer HMO products. Applicable state laws and regulations contain requirements relating to OHI's and Oxford IL's financial condition, reserve requirements, premium rates, form contracts, and the periodic filing of reports with the applicable insurance departments. OHI's and Oxford IL's affairs and operations are also subject to periodic examination by the applicable departments. For a description of recent examinations, see "Legal Proceedings".

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

      Applicable New York statutes and regulations require the prior approval of the New York State Commissioner of Health and the New York State Superintendent of Insurance for any change of control of Oxford NY or the Company and the prior approval of the New York State Superintendent of Insurance for any change of control of OHI or the Company. Similar laws in New Jersey, Pennsylvania, Connecticut, Florida, Illinois and New Hampshire require insurance department approval of any change in control of the Company or the relevant subsidiary.
For purposes of these statutes and regulations, generally "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity. Therefore, prior approval is required for any person to acquire the power to vote 10% or more of the voting securities of the Company. Applications for approval of TPG's investment in the Company have been filed with the appropriate regulatory authorities in New York, New Jersey, Connecticut, Pennsylvania, New Hampshire, Florida and Illinois, which may approve or disapprove, or impose conditions on, consummation of the investment.

      Recent Regulatory Developments

        State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford's HMO subsidiaries, OHI and Oxford IL. The Federal Health Insurance Portability and Accountability Act of 1996: (i) insures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantees availability of health insurance to employees in the small group market and (iii) prevents exclusion of individuals from coverage under group plans based on health status. The act also permits offering Medical Savings Account plans on a pilot basis and includes programs targeting fraud and abuse. The provisions were effective beginning July 1, 1997. Similar state law provisions in New York limit preexisting condition exclusions for new group and individual enrollees who had continuous prior coverage and require issuance of group coverage to small group employers.

      In 1997, the Clinton Administration and Congressional leadership reached an agreement on legislation aimed at balancing the Federal budget, which includes provisions for $115 billion in savings from Medicare programs over the next five years. This agreement was enacted into law as the Balanced Budget Act of 1997 (the "1997 Act"). The legislation changes the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas; however, the legislation includes provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial enrollee for each Medicare or Medicaid enrollee. This legislation also requires that health plans serving Medicare beneficiaries make medically necessary care available 24 hours a day, provide emergency coverage a "prudent lay person" would deem necessary and provide grievance and appeal procedures and prohibits such plans from restricting providers' advice concerning medical care. These changes could have the effect of increasing competition in the Medicare market.

      In 1998, the Company will receive a 2% increase in Medicare premiums, minus the user fee assessment of .428% of the Company's gross monthly Medicare premium. The user fee is applied to all Medicare risk contractors by HCFA to cover HCFA's costs relating to beneficiary enrollment, dissemination of information and certain counseling and assistance programs. On March 2, 1998, HCFA announced a 2% increase in premiums in 1999 for all plans in the Company's service areas. However, the user fee for 1999 has not been determined and may increase since the Clinton Administration is seeking legislation authorizing it to collect additional funds. Under the authority provided by the 1997 Act, HCFA has begun to collect hospital encounter data from Medicare risk contractors. The data will be used to develop and implement a new risk adjustment mechanism by January 1, 2000. Given the relatively high Medicare risk premium levels in the Company's market areas, the Company is in significant jeopardy that the new risk adjustment mechanism to be developed could significantly and adversely affect the Company's Medicare premium rate going forward.

      President Clinton has proposed expanding Medicare coverage to individuals between the ages of 55 and 64. There is significant opposition to his proposal, and the Company cannot predict the outcome of the legislative process or the impact of the proposal on the Company's results of operations. In addition, long-term structural changes to the Medicare program are currently being considered by a National Bipartisan Commission on the Future of Medicare. This Commission is required to submit a report to the President and Congress by March 1, 1999.

      The Newborns' and Mothers' Health Protection Act of 1996 ("NMHPA") was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and becomes effective for plan years beginning on or after January 1, 1998. Consistent with many state law requirements, NMHPA prohibits group health plans and health insurance issuers from restricting benefits for a mother's or newborn child's hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery and for less than 96 hours for a cesarean section. Authorization and precertification requirements cannot be imposed for these mandatory minimum hospital stays. Federal regulations implementing NMHPA have not yet been promulgated.

      The Mental Health Parity Act of 1996 ("MPHA") was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and becomes effective for plan years beginning on or after January 1, 1998. MPHA prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. MPHA's requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements.

      In 1996, HCFA promulgated regulations which prohibit HMOs with Medicare or Medicaid contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to Medicare beneficiaries and Medicaid recipients. These regulations impose reinsurance, disclosure and other requirements relating to physician incentive plans that place physicians participating in a Medicare or Medicaid HMO plan at substantial financial risk.

      Effective January 22, 1998, New York implemented prompt payment requirements which require health plans to pay interest on delayed claims at a rate of 12% per annum commencing on the forty-sixth day after a clean claim is received by the plan. Effective January 1, 1998, New York passed legislation mandating coverage of chiropractic benefits. The New York legislature also recently passed legislation related to operation of managed care plans, which contains provisions relating to, among other things, utilization review, consumer disclosure and right of hearing on termination of physicians from health plan networks.

      In 1997, New Jersey updated its HMO regulations and passed the Health Care Quality Act which, among other things, require health plans to make certain disclosures to members, to establish certain policies governing removal of providers from the network and appeals processes for both providers and members and to offer a point of service plans in commercial group markets.

      In 1997, Connecticut passed an Act Concerning Managed Care which, among other things, established legislation concerning consumer disclosure, utilization review, provider contract requirements and certain mandated coverage for biologically based mental health conditions.

      Many states in which Oxford operates are currently considering regulations or legislation relating to mandatory benefits, provider compensation arrangements, health plan liability to members who do not receive appropriate care, disclosure and composition of physician networks, and Congress is considering significant changes to both the Medicare and Medicaid programs, including changes which would significantly reduce reimbursement to HMOs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Over the past year, bills have been introduced in the legislature in New York, New Jersey, Connecticut, Illinois, Florida and Pennsylvania including some form of the so-called "Any Willing Provider" initiative which would require HMOs such as the Company's HMO subsidiaries to allow any physician meeting their credentialing criteria to join their physician network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, impose health plan liability to members who do not receive appropriate care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage) and limit the ability to manage care. If enacted, certain of these proposals could have an adverse effect on the Company.

      Recently enacted legislation and the proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses, and reductions could be made in Medicare and Medicaid reimbursement rates. See "Cautionary Statement Regarding Forward-Looking Statements-Government Regulation; Reimbursement".

Competition

      HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, preferred provider organizations ("PPOs"), and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York and United Health Care, each of which has significant enrollment in the New York metropolitan area and, in the case of the latter, greater financial resources than the Company. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as The Prudential Insurance Company, The New York Life Insurance Company, Aetna U.S. Healthcare Inc. and Blue Cross/Blue Shield. Aetna U.S. Healthcare, Inc. has announced an agreement to acquire the health plan business of The New York Life Insurance Company, and additional consolidation of competitors is likely. Additional competitors may enter the Company's markets in the future. The Company believes the size and quality of its physician network are an important competitive factor. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of Oxford's competitors have set premium rates at levels below Oxford's rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive. Recent developments concerning the Company may also adversely affect the Company's ability to compete for commercial group business.

      To address rising health care costs, some large employer groups have consolidated their health benefits programs and have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include traditional indemnity insurance plans, HMOs, point-of-service plans, and PPO plans, may be provided by third parties or may be self-funded by the employer. Point-of-service plans have gained favor with some employer groups because they allow for the consolidation of health benefit programs. The Company believes that employers will seek to offer health plans, similar to the Company's Freedom and Liberty Plans, that provide for "in plan" and "out-of-plan" options while encouraging members to use the most cost-effective form of health care services through increased copayments, deductibles and coinsurance. Although the Company's point-of-service products, the Freedom Plan and Liberty Plan, offer this alternative to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

      The Company also competes with other health plans to contract with physicians and other providers. Recent developments concerning the Company may adversly affect its ability to compete for such contracts.

Employees

      At December 31, 1997, the Company had approximately 7,200 employees, none of whom is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Cautionary Statement Regarding Forward-Looking Statements

        Certain statements contained in "Business" or "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future premium rates for commercial, Medicare and Medicaid business, future medical-loss ratio levels, the Company's ability to control health care costs, the Proposed Financing, the Turnaround Plan, the Company's information systems, proposed efforts to control health care and administrative costs, government regulation and the future of the health care industry, and the impact on the Company of recent events, legal proceedings, and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

      Proposed Financing

      Implementation of the Company's Turnaround Plan depends on its ability to complete the Proposed Financing or an alternative financing, or to implement measures to reduce its medical and administrative costs below existing levels. The Company currently believes that, in the event such financing could not be completed on a timely basis, it has the ability and intent to reduce certain costs, including those specified in the Turnaround Plan and others, and otherwise to generate funds to enable it to support its operations through 1998. Although the Company currently expects to complete the Proposed Financing, there can be no assurance that all relevant conditions will be satisfied. If the Proposed Financing cannot be completed, the Company's ability to obtain other financing, and the timing, form and terms thereof, would depend on a number of factors beyond the Company's control, including, among others, general economic and market conditions and the possible need for regulatory approvals.

      Control Over and Predictability of Health Care Costs

      Oxford's future results of operations depend, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing arrangements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, major epidemics, inability to establish acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and numerous other factors may affect Oxford's ability to control such costs. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

      Medical costs payable in Oxford's financial statements include reserves for incurred but not reported claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and increases in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment affect the Company's ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

      Administrative Costs

        The Company expects that results will continue to be adversely affected by high administrative costs, including substantial consulting and other costs associated with the Company's efforts to strengthen its operations. However, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond.

      Government Regulation; Reimbursement

      The health care industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulation relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. Oxford's ability to declare and pay dividends is limited by state regulations (although Oxford has not paid cash dividends in the past and does not anticipate paying cash dividends in the foreseeable future). In 1996, and 1997 significant federal and state legislation affecting the Company's business was enacted. See "Business-Government Regulation-Recent Regulatory Developments." Moreover, state and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulation relating to mandatory benefits, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks which would apply to the Company. In addition, Congress is considering significant changes to Medicare and Medicaid legislation and has in the past considered, and may in the future consider, proposals relating to health care reform. Changes in federal and state laws or regulations, if enacted, could increase health care costs and administrative expenses and reductions could be made in Medicare and Medicaid reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations but such legislation and regulations, particularly in New York, could have a material adverse impact on the Company's operations, financial condition and prospects. See "Business-Government Regulation."

      Premiums for Oxford's Medicare and Medicaid programs are determined through formulas established by HCFA for Oxford's Medicare contracts and by state government agencies in the case of Medicaid. Medicaid premiums in New York were significantly reduced in 1996, and federal legislation enacted in 1997 provides for future adjustment of Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium reductions or premium rate increases in a particular region which are lower than the rate of increase in health care service expenses for Oxford's Medicare or Medicaid members in such region, could adversely affect Oxford's results of operations. Oxford's Medicare programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare and Medicaid programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups.

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

      Recent Events and Related Publicity

      Recent events at the Company in the last several months have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network and future enrollment in the Company's health benefit plans.

      Litigation and Governmental Proceedings

        The Company is a defendant in a large number of purported securities class action lawsuits and shareholder derivative lawsuits which have been filed after the substantial decline in the price of the Company's common stock on October 27, 1997. Such lawsuits may adversely affect the Company's results of operations. The Company is also the subject of examinations, investigations and inquiries by several governmental agencies, including the New York State Insurance Department, the New York State Attorney General, the federal Health Care Financing Administration and the Securities and Exchange Commission, and other state departments of insurance. These governmental inquiries could adversely affect the Company's result of operations. For additional information, see "Legal Proceedings".

      As a result of the investigations of the Company by various regulators, the National Committee for Quality Assurance ("NCQA") has advised that it will conduct a discretionary review of the Company.

      Management of Growth

      Over the past five years the Company has experienced rapid growth in its business and in its staff and the Company will be affected by its ability to manage growth effectively, including its ability to continue to develop processes and systems to support its growing operations. See "Business-Status of Information Systems." The Company does not intend to promote growth at the level of prior years because the Company's priority in 1998 will be to strengthen its service and systems infrastructure. However, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond.

Item 2. PROPERTIES

      Oxford occupies as its principal executive offices approximately 210,000 square feet of office space at 800 Connecticut Avenue, Norwalk, Connecticut under two long-term leases expiring February 28, 1999 through February 28, 2001. Additionally, the Company has long-term leases to occupy (a) approximately 115,000 square feet of sales and administrative office space at 1133 Avenue of the Americas in New York City expiring July 31, 2009; (b) approximately 39,000 square feet of sales office space in Melville, Long Island, New York expiring June 30, 2002; (c) approximately 127,000 square feet of sales office space in Edison, New Jersey expiring December 1, 1999 through March 31, 2002; (d) approximately 180,000 square feet of administrative office space in two locations in Nashua, New Hampshire expiring May 31, 2003 through June 30, 2004;
(e) approximately 58,000 square feet of sales and administrative office space in Philadelphia, Pennsylvania expiring April 30, 2009; (f) approximately 363,000 square feet of sales and administrative office space in White Plains, New York expiring November 30, 2004; (g) approximately 352,000 square feet of administrative office space in two locations in Trumbull, Connecticut expiring February 28, 2003 through May 31, 2003; (h) approximately 121,000 square feet of administrative office space in Hooksett, New Hampshire expiring November 30, 2002; (i) approximately 183,000 square feet of administrative office space in Milford, Connecticut expiring January 31, 2006; (j) approximately 22,000 square feet of office space in Mullingar, Ireland expiring September 30, 2006; (k) approximately 76,000 square feet of office space in Hidden River, Florida expiring January 12, 2008; (l) approximately 31,000 square feet of office space in Rosemont, Illinois, expiring April 30, 2004; (m) approximately 43,000 square feet of office space in Woodbridge, New Jersey, expiring March 31, 2006; (n) approximately 46,000 square feet of office and warehouse space in Edison, New Jersey, expiring April 30, 2005; and (o) approximately 13,000 square feet of sales and administrative office space in Chicago, Illinois, expiring December 31, 2000.

Item 3. LEGAL PROCEEDINGS

      Securities Class Action Litigation

      As previously reported by the Company, following the October 27, 1997 decline in the price per share of the Company's common stock, purported securities class action lawsuits were filed on October 28, 29, and 30, 1997 against the Company and certain of its officers in the United States District Courts for the Eastern District of New York, the Southern District of New York and the District of Connecticut. Since that time, plaintiffs have filed additional securities class actions (see below) against Oxford and certain of its directors and officers in the United States District Courts for the Southern District of New York, the Eastern District of New York, the Eastern District of Arkansas, and the District of Connecticut.

      The complaints in these lawsuits purport to be class actions on behalf of purchasers of Oxford's securities during varying periods beginning on February 6, 1996 through December 9, 1997. The complaints generally allege that defendants violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in Oxford's computer system, and the Company's membership enrollment, revenues, medical expenses, and ability to collect on its accounts receivable. Certain of the complaints also assert claims against the individual defendants alleging violations of Section 20(a) of the Exchange Act and claims against all of the defendants for negligent misrepresentation. The complaints also allege that certain of the individual defendants disposed of Oxford's common stock while the price of that stock was artificially inflated by allegedly false and misleading statements and omissions. The complaints seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

      The complaints filed in the United States District Court for the Southern District of New York are Metro Services, Inc., et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 08023 (filed Oct. 29, 1997); Worldco, LLC, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 8494 (filed Nov. 14, 1997); Jerovsek, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 8882 (filed Dec. 2, 1997); North River Trading Co., LLC v. Oxford Health Plans, Inc., et al., No. 97 Civ. 9372 (filed Dec. 22, 1997); National Industry Pension Fund v. Oxford Health Plans, Inc., et al., No. 97 Civ. 9566 (filed Dec. 31, 1997); Scheinfeld v. Oxford Health Plans, Inc., et al., No. 98 Civ. 1399 (originally filed Dec. 31, 1997 in the United States District Court for the District of Connecticut and transferred); and Paskowitz v. Oxford Health Plans, Inc., et al., No. 98 Civ. 1991 (filed March 19, 1998).

      The complaints filed in the United States District Court for the Eastern District of New York are Koenig v. Oxford Health Plans, et al., No. 97 Civ. 6188 (filed Oct. 29, 1997); Wolper v. Oxford Health Plans, Inc., et al., No. 97 Civ. 6299 (filed Oct. 29, 1997); Tawil v. Oxford Health Plans, Inc., et al., No. 97 Civ. 7289 (filed Dec. 11, 1997); and Winters, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 7449 (filed Dec. 18, 1997).

      The complaints filed in the United States District Court for the District of Connecticut are Heller v. Oxford Health Plans, Inc., et al., No. 397 CV 02295 (filed Oct. 28, 1997); Fanning v. Oxford Health Plans, Inc., et al., No. 397 CV 02300 (filed Oct. 29, 1997); Lowrie, IRA v. Oxford Health Plans, Inc., et al., No. 397 CV 02299 (filed Oct. 29, 1997); Barton v. Oxford Health Plans, Inc., et al., No. 397 CV 02306 (filed Oct. 30, 1997); Sager v. Oxford Health Plans, Inc., et al., No. 397 CV 02310 (filed Oct. 30, 1997); Cohen v. Oxford Health Plans, Inc., et al., No. 397 CV 02316 (filed Oct. 31, 1997); Katzman v. Oxford Health Plans, Inc., et al., No. 397 CV 02317 (filed Oct. 31, 1997); Shapiro v. Oxford Health Plans, Inc., et al., No. 397 CV 02324 (filed Oct. 31, 1997); Willis v. Oxford Health Plans, Inc., et al., No. 397 CV 02326 (filed Oct. 31, 1997); Saura
v. Oxford Health Plans, Inc., et al., No. 397 CV 02329 (filed Nov. 3, 1997); Selig v. Oxford Health Plans, Inc., et al., No. 397 CV 02337 (filed Nov. 4,
1997); Brandes v. Oxford Health Plans, Inc., et al., No. 397 CV 02343 (filed Nov. 4, 1997); Ross v. Oxford Health Plans, Inc., et al., No. 397 CV 02344 (filed Nov. 4, 1997); Sole v. Oxford Health Plans, Inc., et al., No. 397 CV 02345 (filed Nov. 4, 1997); Henricks v. Wiggins, et al., No. 397 CV 02346 (filed Nov. 4 1997); Williams v. Oxford Health Plans, Inc., et al., No. 397 CV 02348 (filed Nov. 5, 1997); Direct Marketing Day in New York, Inc. v. Oxford Health Plans, Inc., et al., No. 397 CV 02349 (filed Nov. 5, 1997); Howard Vogel Retirement Plans, Inc., et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02325 (filed Oct. 31, 1997 and amended Dec. 17, 1997); Serbin v. Oxford Health Plans, Inc., et al., No. 397 CV 02426 (filed Nov. 18, 1997); Hoffman v. Oxford Health Plans, Inc., et al., No. 397 CV 02458 (filed Nov. 24, 1997); Armstrong v. Oxford Health Plans, Inc., et al., No. 397 CV 02470 (filed Nov. 25, 1997); Roeder, et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02496 (filed Nov. 26, 1997); Braun v. Oxford Health Plans, Inc., et al., No. 397 CV 02510 (filed Dec. 1, 1997); Blauvelt, et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02512 (filed Dec. 2, 1997); Hobler et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02535 (filed Dec. 3, 1997); Bergman v. Oxford Health Plans, Inc., et al., No. 397 CV 02564 (filed Dec. 8, 1997); Pasternak v. Oxford Health Plans, Inc., et al., No. 397 CV 02567 (filed Dec. 8, 1997); Perkins Partners I, Ltd. v. Oxford Health Plans, Inc., et al., No. 397 CV 02573 (filed Dec. 9,
1997); N.I.D.D., Ltd. v. Oxford Health Plans, Inc., et al., No. 397 CV 02584 (filed Dec. 9, 1997); Burch v. Oxford Health Plans, Inc., et al., No. 397 CV 02585 (filed Dec. 9, 1997); Mark v. Oxford Health Plans, Inc., et al., No. 397 CV 02594 (filed Dec. 11, 1997); Ross, et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02613 (filed Dec. 12, 1997); Lerchbacker v. Oxford Health Plans, Inc., et al., No. 397 CV 02670 (filed Dec. 22, 1997); State Board of Administration of Florida v. Oxford Health Plans, Inc., et al., No. 397 CV 02709 (filed Dec. 29, 1997) (the complaint, although purportedly not brought on behalf of a class of shareholders, invites similarly situated persons to join as plaintiffs); and Ceisler v. Oxford Health Plans, Inc., et al., No. 397 CV 02729 (filed Dec. 31, 1997).

      The complaint filed in the United States District Court for the Eastern District of Arkansas is Rudish v. Oxford Health Plans, Inc., et al., No. LR-C-97-1053 (filed Dec. 29, 1997).

      The Company anticipates that additional class action complaints containing similar allegations may be filed in the future.

      On January 6, 1998, certain plaintiffs filed an application with the Judicial Panel on Multidistrict Litigation ("JPML") to transfer most of these actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. The Oxford defendants subsequently filed a similar application with the JPML seeking the transfer of all of these actions for consolidated or coordinated pretrial proceedings, together with the shareholder derivative actions discussed below, before Judge Brieant. The JPML heard argument on the applications on March 27, 1998. As these applications are not opposed in any material respect, the Company anticipates that these actions will be transferred for consolidated or coordinated pretrial proceedings before Judge Brieant.

      The outcomes of these actions cannot be predicted at this time, although the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

Shareholder Derivative Litigation

        As previously reported by the Company, in December, 1997, purported shareholder derivative actions were filed on behalf of the Company in Connecticut Superior Court against the Company's directors and certain of its officers (and the Company itself as a nominal defendant). Several additional purported shareholder derivative actions (see below) subsequently were filed on behalf of Oxford in Connecticut Superior Court and in the United States District Courts for the Southern District of New York and the District of Connecticut against the Company's directors and certain of its officers (and the Company itself as a nominal defendant).

      These derivative complaints generally allege that defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes in Oxford's computer system, by failing to design and to implement adequate financial controls and information systems for the Company, and by making misrepresentations concerning Oxford's membership enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The complaints further allege that certain of the defendants breached their fiduciary obligations to the Company by disposing of Oxford common stock while the price of that common stock was artificially inflated by their alleged misstatements and omissions. The complaints seek unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. None of the plaintiffs has made a demand on the Company's Board of Directors that Oxford pursue the causes of action alleged in the complaint. Each complaint alleges that plaintiff's duty to make such a demand was excused by the directors' alleged conflict of interest with respect to the matters alleged therein.

      The complaints filed in Connecticut Superior Court are Reich v. Wiggins, et al., No. CV 97-485145 (filed on or about Dec. 12, 1997); Gorelkin v. Wiggins, et al., No. CV-98-0163665 S (filed on or about Dec. 24, 1997); and Kellmer v. Wiggins, et al., No. CV 98-0163664 S HAS (filed on or about Jan. 28, 1998).

      The complaints filed in the United States District Court for the Southern District of New York are Roth v. Wiggins, et al., No. 98 Civ. 0153 (filed Jan. 12, 1998); Plevy v. Wiggins, et al., No. 98 Civ. 0165 (filed Jan. 12, 1998);
Mosson v. Wiggins, et al., No. 98 Civ. 0219 (filed Jan. 13, 1998); Boyd, et al.
v. Wiggins, et al., No. 98 Civ. 0277 (filed Jan. 16, 1998); and Glick v. Wiggins, et al., No. 98 Civ. 0345 (filed Jan. 21, 1998).

      The complaints filed in the United States District Court for the District of Connecticut are Mosson v. Wiggins, et al., No. 397 CV 02651 (filed Dec. 22,
1997), and Fisher, et al. v. Wiggins, et al., No. 397 CV 02742 (filed Dec. 31,
1997).

      The Company anticipates that additional purported shareholder derivative actions containing similar allegations may be filed. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints. On March 16, 1998, Oxford and certain of the individual defendants filed a motion to dismiss or, alternatively, to stay two of the purported derivative actions pending in Connecticut Superior Court. On March 23, 1998, Oxford and certain of the individual defendants filed a motion to dismiss or, alternatively, to stay the third purported derivative action pending in Connecticut Superior Court. On January 27, 1998, defendants filed an application with the JPML to transfer the federal derivative actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the Southern District of New York. The JPML heard argument on the application on March 27, 1998. As these applications are not opposed in any material respect, the Company anticipates that the federal purported derivative actions will be transferred for consolidated or coordinated pretrial proceedings before Judge Brieant. New York State Insurance Department.

      As previously reported by the Company, the New York State Insurance Department ("NYSID") is presently conducting its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID also issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. The NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and paid a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing. At this time the Company cannot predict the outcome of such continuing review. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance The NYSID is presently conducting an examination of Oxford's finances and will focus on adequacy of reserves for medical costs payable, premiums receivable and provider advances. The NYSID is expected to issue a report in the coming months.

      The Company is also subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of these examinations cannot be predicted at this time.

      New York State Attorney General

      As previously reported, on November 5, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials "in regard to matters relating to the practices of the [Company] and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York." Since then, Oxford has produced a substantial number of documents in response to the Subpoena, and expects to produce additional documents.

      As previously reported, the Company entered into an Assurance of Discontinuance, effective July 25, 1997, with the Attorney General under which the Company agreed to pay interest at 9% per annum on provider clean claims not paid by Oxford within 30 days on its New York commercial and Medicaid lines of business until January 22, 1998. Thereafter, the Company's obligations to make prompter payments would be governed by applicable New York law. See "Recent Regulatory Developments". In addition, contemporaneously, the Company agreed to pay varying interest rates to providers in Connecticut, New Jersey, New Hampshire and Pennsylvania.

      The Company has subsequently responded to a number of inquiries by the Attorney General with respect to Oxford's compliance with the Assurance of Discontinuance. On February 2, 1998, the Attorney General served a subpoena duces tecum on Oxford seeking production of certain documents relating to complaints from providers and subscribers regarding nonpayment or untimely payment of claims, interest paid under the Assurance, accounts payable, provider claims processing, and suspended accounts payable. Oxford has produced a number of documents in response to the Subpoena, and expects to produce additional documents.

      The Company intends to cooperate fully with the Attorney General's inquiries, the outcome of which cannot be predicted at this time.

      Securities and Exchange Commission

      As previously reported, the Company received an informal request on December 9, 1997 from the Securities and Exchange Commission's Northeast Regional Office seeking production of certain documents and information concerning a number of subjects, including disclosures made in the Company's October 27, 1997 press release announcing a loss in the third quarter. Oxford has produced documents in response to this informal request.

      On January 30, 1998, pursuant to a formal order, the Commission served a subpoena duces tecum on Oxford for documents concerning a number of subjects, including internal and external audits, uncollectible premium receivables, timing of payments to vendors, doctors and hospitals, late payments to medical providers, computer system problems, agreements with the New York State Attorney General, and policies and procedures relating to the sale of Oxford securities by officers and directors. Oxford has produced documents in response to this subpoena, and intends to cooperate fully with the Commission. Oxford cannot predict the outcome of the Commission's investigation at this time.

      Health Care Financing Administration

      From February 9, 1998 through February 13, 1998, the Health Care Financing Administration ("HCFA") conducted an enhanced site visit at Oxford to assess Oxford's compliance with federal regulatory requirements for HMO eligibility and Oxford's compliance with its obligations under its contract with HCFA. During the visit, HCFA monitored, among other things, Oxford's administrative and managerial arrangements, Oxford's quality assurance program, Oxford's health services delivery program, and all aspects of Oxford's implementation of the Medicare risk program. In its exit interview with the Company, HCFA expressed concern over claims payment delays and various other regulatory issues, including HCFA requirements regarding enrollment and disenrollment documentation and provider contracts. To the extent that alleged violations of regulatory requirements or contractual obligations are identified, HCFA may seek corrective action, impose fines, limit enrollment in the Company's Medicare plans and impose other sanctions. The Company has not received a final report from HCFA and cannot predict at this time any action HCFA might take as a result of its site visit.

      Arbitration Proceedings

      On February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to Arbitrate was subsequently amended on February 23 and 27, 1998 to join eleven additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. Oxford has petitioned the New York State Supreme Court for a permanent stay of this proceeding; the outcome of this motion cannot be predicted at this time. The NYCMS and other claimants also announced their intention to seek arbitration on behalf of physicians having particular claim disputes or seeking payment of delayed claims from Oxford.

      The Company has been informed that on March 9, 1998, a purported class action arbitration was brought by two physicians before the AAA in Connecticut against Oxford alleging breach of contract and violation of the Connecticut Unfair Insurance Practices Act. The Company has not yet received a copy of the Demand for Arbitration.

      Jeffrey S. Oppenheim, M.D., et al. v. Oxford Health Plans, Inc., et al., Index No. 97/109088

      On May 19, 1997, Oxford was served with a purported "Class Action Complaint" filed in the New York State Supreme Court, New York County by two physicians and a medical association of five physicians. Plaintiffs alleged that Oxford (i) failed to make timely payments to plaintiffs for claims submitted for health care services and (ii) improperly withheld from plaintiffs a portion of plaintiffs' agreed compensation. Plaintiffs alleged causes of action for common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty, breach of implied covenants and breach of contract. The complaint sought an award of an unspecified amount of compensatory and exemplary damages, an accounting, and equitable relief.

        On July 24, 1997, Oxford and plaintiffs reached a settlement in principle of the class claims wherein Oxford agreed to pay, from September 1, 1997 to January 1, 2000, interest at certain specified rates to physicians who did not receive payments from Oxford within certain specified time periods after submitting "clean claims" (a term that was to be applied in a manner consistent with certain industry guidelines). Moreover, Oxford agreed to provide to plaintiffs' counsel, on a confidential basis, certain financial information that Oxford believed would demonstrate that Oxford acted within its contractual rights in making decisions on payments withheld from plaintiffs and members of the alleged class. The settlement in principle provides that, if plaintiffs' counsel reasonably does not agree with Oxford's belief in this regard, plaintiffs retain the right to proceed individually (but not as a class) against Oxford by way of arbitration. Oxford has supplied financial information to plaintiffs' counsel and has exchanged drafts ettlement papers with plaintiffs' counsel. The parties have not yet submitted final settlement papers to the Court.

      Other

      In the ordinary course of its business, the Company is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "OXHP." The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the Nasdaq National Market. Prices have been adjusted to reflect the two-for-one stock split in 1996 effectuated by the distribution of dividends of one share of common stock for each share of common stock outstanding. See note 5 to consolidated financial statements.

                                                                   1997                          1996
                                                           ---------------------          --------------------
                                                            High            Low            High          Low
                                                            ----            ---            ----          ---
First Quarter...........................................   $67.13         $48.88          $44.88        $31.13
Second Quarter..........................................    75.75          55.25           55.25         37.38
Third Quarter ..........................................    89.00          71.50           50.38         27.69
Fourth Quarter..........................................    79.00          13.75           62.25         41.00

      As of March 24, 1998, there were 1,879 shareholders of record of the Company's common stock.

      The Company has not paid any cash dividends on its common stock since its formation and does not intend to pay any cash dividends in the foreseeable future. Additionally, the Company's ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See "Business-Government Regulation." Pursuant to the Bridge Agreement between the Company and DLJ, the Company is prohibited from paying cash dividends on its common stock so long as any Bridge Notes are outstanding. In addition, the Investment Agreement between the Company and TPG, and the other agreements and instruments to be entered into in connection with the Proposed Financing, will prohibit the Company from paying cash dividends on its common stock.

Item 6  SELECTED CONSOLIDATED FINANCIAL DATA

The statement of earnings data and balance sheet data set forth below for each year in the five-year period ended December 31, 1997, have been derived from the audited consolidated financial statements of the Company The information below has been restated to reflect the merger in July 1995 with OakTree Health Plan, Inc in a pooling of interests transaction (see note 8 to consolidated financial statements) and is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein

                                                       1997              1996             1995              1994              1993
------------------------------------------------------------------------------------------------------------------------------------
Revenues and Earnings:                                 (In thousands, except per share amounts and operating statistics)
   Operating revenues ........................    $  4,179,816         3,032,569        1,745,975          752,832          307,622
   Investment and other income, net ..........          60,330            42,439           19,392            7,438            6,103
   Net earnings (loss) .......................    $   (291,288)           99,623           52,398           28,231           12,347
Financial Position:
   Working capital ...........................    $     80,803           451,957          103,448           71,731           63,192
   Total assets ..............................       1,397,989         1,356,397          608,777          330,160          170,130
   Common shareholders' equity ...............    $    349,216           598,170          220,033          132,394           94,655
Per Common Share (1):
   Basic .....................................    $     (37.00)           134.00            78.00            43.00            19.00
   Diluted ...................................    $     (37.00)           125.00            71.00             4.00            18.00
   Weighted average number of
     common shares outstanding:
       Basic .................................          78,635            74,285           67,450           65,410           63,542
       Diluted ...............................          78,635            79,662           73,344           70,554           67,804
Operating Statistics:
   Enrollment ................................       2,008,100         1,535,500        1,007,700          513,000          221,330
   Fully insured member months ...............      21,584,700        15,604,400        9,338,610        4,101,863        1,715,761
   Self-funded member months .................         602,900           474,200          514,200          524,000          401,000
   Number of contracted physicians ...........          65,000            37,700           29,900           21,000           11,500
   Medical-loss ratio (2) ....................            94.0%            801.0%           775.0%           741.0%           732.0%

(1) Per share amounts and weighted average number of common share amounts have been restated to reflect the two-for-one stock splits in 1993, 1995 and 1996
(2)   Defined as health care services expense as a percentage of premiums earned

--------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan and Liberty Plan, health maintenance organization ("HMO"), preferred provider organizations ("PPOs") and dental plan products, reimbursements under government contracts relating to its Medicare and Medicaid programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

      Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. The Company's results for the year ended December 31, 1997 were adversely affected by additions to the Company's reserves for IBNR in the third and fourth quarters. See "Liquidity and Capital Resources."

      The Company has experienced substantial growth in membership and revenues since it began operations in 1986. The membership and revenue growth has been accompanied by increases in the cost of providing health care in New York, New Jersey, Pennsylvania, Connecticut, Illinois, Florida and New Hampshire. The Company does not expect its future growth in membership or revenue, if any, to be similar to its growth in prior years as the Company has to redirect its strategic initiatives to attempt to establish profitability. See "Business-Recent Developments-Turnaround Plan". Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

      The following table provides certain statement of operations data expressed as a percentage of total revenues and the medical-loss ratio for the years indicated:

                                                      Years Ended December 31
                                                      -----------------------
Revenues:                                             1997      1996      1995
                                                     -----     -----     -----
    Premiums earned ..............................    98.3%     98.3%     98.2%
    Third-party administration, net ..............      .3        .3        .7
    Investment and other income, net .............     1.4       1.4       1.1
                                                     -----     -----     -----
    Total revenues ...............................   100.0     100.0     100.0
                                                     -----     -----     -----
Expenses:
    Health care services .........................    92.4      78.7      76.2
    Marketing, general and administrative ........    17.4      15.5      18.4
    Unusual charges - write-down of assets .......     1.0        --        --
                                                     -----     -----     -----
    Total expenses ...............................   110.8      94.2      94.6
                                                     -----     -----     -----
    Operating earnings (loss) ....................   (10.8)      5.8       5.4

    Income (loss) from affiliate .................      .6       (.1)      (.2)
                                                     -----     -----     -----
    Earnings (loss) before income taxes ..........   (10.2)      5.7       5.2
    Provision (credit) for income taxes ..........    (3.3)      2.4       2.2
                                                     -----     -----     -----
    Net earnings (loss) ..........................    (6.9)%     3.3%      3.0%
                                                     =====     =====     =====

Medical-loss ratio ...............................    94.0%     80.1%     77.5%
                                                     =====     =====     =====

      The medical-loss ratio for 1997 reflects significant additions to the Company's reserves recorded in 1997. A portion of the reserve additions in 1997 represent revisions to estimates for claims incurred in prior years. Accordingly, the medical-loss ratios on an incurred basis would be different from those shown above.

Results of Operations

   Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

    The following tables show plan revenues earned and membership by product:

                                                       Years Ended
                                                        December 31
                                                 -----------------------  Percent
                                                    1997          1996    Increase
                                                 ----------    ---------  --------
Plan Revenues:                                        (In thousands)
 Freedom Plan ................................   $2,468,259    1,849,167   33.5%
 HMOs ........................................      463,428      322,288   43.8
 Medicare ....................................      916,126      599,824   52.7
 Medicaid ....................................      319,411      250,889   27.3
                                                 ----------    ---------
   Total premium revenues ....................    4,167,224    3,022,168   37.9
 Third-party administration, net .............       12,592       10,401   21.1
                                                 ----------    ---------
   Total plan revenues .......................   $4,179,816    3,032,569   37.8%
                                                 ==========   ==========   ====

                                                          As of
                                                       December 31
                                                 -----------------------
Membership:                                         1997         1996
                                                 ----------    ---------
 Freedom Plan ................................    1,333,500    1,015,100   31.4%
 HMOs ........................................      270,400      192,300   40.6
 Medicare ....................................      161,000      125,000   28.8
 Medicaid ....................................      189,600      162,000   17.0
                                                 ----------    ---------
   Total fully insured .......................    1,954,500    1,494,400   30.8
Self-funded ..................................       53,600       41,100   30.4
                                                 ----------    ---------
   Total membership ..........................    2,008,100    1,535,500   30.8%
                                                 ==========   ==========   ====

      Total premiums earned for the year ended December 31, 1997 increased 37.9% to $4.2 billion from $3.0 billion in 1996. This overall increase was primarily attributable to a 38.4% increase in member months for commercial and government programs. The substantial growth in membership reflected continued consumer acceptance of health care plans in the Company's markets in general, and the popularity of the products offered by the Company in particular.

        Commercial premium revenues increased $760.2 million to $2.9 billion in 1997 from $2.2 billion in 1996. Membership growth accounted for substantially all of the change as member months of the Freedom Plan increased 37.2% when compared with 1996, and member months of Oxford's traditional HMOs increased 43.2% over the prior year. Premium rates of commercial programs were about the same in 1997 as in 1996. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers and in 1997 adversely affected the Company's premium billing. The Company's revenues in 1997 were adversely affected by adjustments of approximately $174 million related to estimates for terminations of group and individual members and for non-paying group and individual members. The Company is taking steps to attempt to improve billing timeliness, reduce billing errors, lags in recording enrollment and disenrollment notifications, and the Company's collection processes and is attempting to make requisite improvements in management information concerning the value and aging of outstanding accounts receivable. The Company believes it has made adequate provision in its estimates for group and individual member terminations and for non-paying group and individual members as of December 31, 1997. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments are made.

      Premium revenues of government programs increased $384.8 million to $1.2 billion in 1997 from $850.7 million in 1996. Membership growth accounted for most of the change in Medicare as member months increased 46.4% when compared with the prior year. The increase in Medicaid revenues was attributable to a 34.4% increase in member months compared with 1996, offset in part by a 5.2% decrease in average premium rates during 1997. Average premium rates of Medicare programs in 1997 were 4.3% higher than in 1996.

      The Company expects that premium rates for commercial business in 1998 will be higher on average than in 1997. The Company's commercial rates are often higher than those charged by competitors, in part reflecting the size and quality of the Company's provider network, additional services provided by the Company and other features of the Company's products. The Company's ability to receive requested rate increases from group customers may be adversely affected by publicity surrounding the losses announced by the Company for the third and fourth quarters and claims payment issues involving the Company's provider network. The Company believes that commercial premium pricing will continue to be highly competitive and may be more so. However, the Company does not intend to promote revenue growth at the level of prior years because the Company's priority in 1998 will be to attempt to strengthen its service and systems infrastructure. Revenues may also be adversely affected as a result of the Company's decision to reduce its future investment in developing the Florida, Illinois and New Hampshire markets. Moreover, the Company expects that revenue growth will be adversely affected by customers' concern regarding recently publicized operating losses and provider dissatisfaction with timeliness of claims payment.

      In March 1998, the Company filed with the New York State Insurance Department ("NYSID") proposed rate increases of 50% and 64%, respectively for its New York mandated individual HMO and point of service plans (the "New York Mandated Plans") as a result of rapidly rising medical costs in those plans. The Company believes it experiences significant selection bias in these plans which are chosen, on average, by individuals that require more health care services than the average commercial population. The Company had 40,700 members in the mandated HMO and 15,300 members in the mandated point of service plan as of December 31, 1997. Revenues and operating results for 1998 would be adversely affected if the NYSID does not approve the rates requested or approves lesser increases. In addition, the Company expects that, if granted, significant rate increases in these plans will result in membership attrition, which would reduce revenues and could increase adverse selection bias. The Company is working cooperatively with the NYSID with respect to the requested rate increases and other measures to provide affordable health plans in the individual market. However, no assurances can be given that the NYSID will approve these rate increases.

      In 1997, the Clinton Administration and Congressional leadership reached an agreement on legislation aimed at balancing the Federal budget, which includes provisions for $115 billion in savings from Medicare programs over the next five years. This agreement was enacted into law as the Balanced Budget Act of 1997 (the "1997 Act"). The legislation changes the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas; however, the legislation includes provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial enrollee for each Medicare or Medicaid enrollee. These changes could have the effect of increasing competition in the Medicare market.

      In 1998, the Company will receive a 2% increase in Medicare premiums, minus the user fee assessment of .428% of the Company's gross monthly Medicare premium. The user fee is applied to all Medicare risk contractors by HCFA to cover HCFA's costs relating to beneficiary enrollment, dissemination of information and certain counseling and assistance programs. On March 2, 1998 HCFA announced a 2% increase in premiums in 1999 for all plans in the Company's service areas. However, the user fee for 1999 has not been determined and may increase since the Clinton Administration is seeking legislation authorizing it to collect additional funds. Under the authority provided by the 1997 Act, HCFA has begun to collect hospital encounter data from Medicare risk contractors. The data will be used to develop and implement a new risk adjustment mechanism by January 1, 2000. Given the relatively high Medicare risk premium levels in the Company's market areas, the Company is in significant jeopardy that the new risk adjustment mechanism to be developed could significantly and adversely affect the Company's Medicare premium ratio going forward. President Clinton has proposed expanding Medicare coverage to individuals between the ages of 55 and 64. There is significant opposition to his proposal, and the Company cannot predict the outcome of the legislative process or the impact of the proposal on the Company's results of operations. In addition, long-term structural changes to the Medicare program are currently being considered by a newly appointed National Bipartisan Commission on the Future of Medicare. This Commission is required to submit a report to the President and Congress by March 1, 1999.

      The Company does not anticipate revenue growth at the level of prior years in its Medicare programs because the Company's priority in 1998 will be to attempt to strengthen its service and system infrastructure and mitigate operating losses. Medicare enrollment could also be adversely affected, perhaps substantially so, by customer concern over recently publicized operating losses and provider dissatisfaction, changes to the Company's Medicare provider network in certain counties and medical management policies designed to better control medical costs and HCFA's recent site examination of the Company, among other factors. See "Business-Government Regulation".

        Premium yields in the Company's Medicaid business in New Jersey and Connecticut will be unchanged in 1998. The Company has notified the relevant regulatory authorities that it will not renew its Medicaid risk contracts in Connecticut and New Jersey due to unfavorable premium and medical expense trends. The Company will, therefore, be withdrawing from those programs effective April 1, 1998 for Connecticut and July 1, 1998 for New Jersey. At December 31, 1997, the Company had approximately 33,000 Connecticut Medicaid members and 46,100 New Jersey Medicaid members. Premium yields in the Company's New York Medicaid program (approximately 43,500 members at December 31, 1997) will be increased 4% effective April1, 1998. The Company expects that premium yields in the Company's Pennsylvania Medicaid program (approximately 67,000 members at December 31, 1997) were increased 7% effective January 1, 1998. No assurances can be given regarding prospective premium yields from these programs.

      Third-party administration revenues for the year ended December 31, 1997 increased to $12.6 million from $10.4 million in 1996, attributable to a 27.1% increase in member months due to the acquisition of Compass PPA, Incorporated, partially offset by a 4.7% decrease in per member per month revenue.

      Net investment income for the year ended December 31, 1997 increased to $61.2 million from $42.4 million in 1996. This was principally due to significantly greater realized capital gains in 1997 when compared with 1996. The Company incurred interest expense of approximately $11.1 million during 1997 (which reduces net investment and other income) for payment of interest on delayed claims in accordance with the Company's interest payment policy and applicable law. Final reconciliation with providers may result in higher levels of interest expense. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness incurred in 1998. See "Business - Recent Developments-Financings".

      Health care services expense stated as a percentage of premiums earned (the "medical-loss ratio") was 94.0% for the year ended December 31, 1997 compared with 80.1% for the year ended December 31, 1996. Overall per member per month revenue in 1997 was substantially unchanged from 1996, however, overall per member per month health care services expenses increased 16.9% to $181.38 in 1997 from $155.16 in 1996. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represent revisions to estimates for claims incurred in prior years. The Company's paid and received claims data and revised estimates show significant increases in medical costs in 1996 and 1997 in the Company's Medicare, Medicaid and New York Mandated Plans. The Company estimates that its per member per month medical costs increased 13.1% in 1996 and 21.4% in 1997 in its Medicare programs. In its New York Mandated

Plans and its Medicaid programs the Company's per member per month medical costs increased, 49.1% and 17.3%, respectively, in 1997. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs of 20.7% and 18.5% in 1996 and 1997, respectively. The Company reviews its ultimate claims liability in light of its claims payment history and other factors, and any resulting adjustments are included in the results of operations for the period in which such adjustments are made. The Company believes it has made adequate provision for medical costs as of December 31, 1997. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations and such additions would also be included in the results of operations for the period in which such adjustments are made. See "Business - Government Regulation" and "Legal Proceedings".

      The Company is taking a number of steps to address the deterioration of operating results in Medicare, Medicaid and the New York Mandated Plans. The Company is pursuing certain provider contracts for its Medicare programs pursuant to which a significant portion of the medical cost risk of some of the Company's Medicare enrollment may be transferred to network providers. Despite these efforts, no assurances can be given that such contracts will be consummated or, if consummated, will successfully control the Company's ultimate costs. In its Pennsylvania Medicaid program, the Company has entered into an agreement to transfer a substantial portion of the medical risk in that program to a third party. The Company is also attempting to implement new medical management policies aimed at reducing costs in various lines of business. The Company has also withdrawn from the Medicaid programs in New Jersey and Connecticut, effective July 1, 1998 and April 1, 1998, respectively. Finally, the Company has filed for significant rate increases in the New York Mandated Plans to reflect rising medical costs in those plans.

      The Company's results of operations are dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, major epidemics, inability to establish acceptable compensation agreements with providers and numerous other factors may affect Oxford's ability to control such costs. The Company attempts to use its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors. In addition, the Company's relationships with many of its contracted providers were adversely affected by the Company's computer systems and related claims payment problems which could impede the Company's efforts to obtain favorable arrangements with some of these providers going forward. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. The Company continues to reconcile delayed claims and claims previously paid or denied in error and pay down backlogged claims. Information gained as the process continues may result in future changes to the Company's estimates of its medical costs and expected cost trends.

      Effective January 1, 1997, the New York Health Care Reform Act of 1996 (the "Act") requires that the Company make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. As contemplated by the Act, the Company has substantially completed the negotiation of adjustments to rates paid to network hospitals in New York to reflect elimination of these surcharges. These adjustments are generally effective as of January 1, 1997, but they are not expected to result in savings equal to the cost of the surcharges. Accordingly, the Company has filed for increases of between 2% and 3.2% in certain of its commercial premium rates in New York in addition to normal trend increases in view of the increases in costs attributable to the Act. See "Government Regulation;".

      Marketing, general and administrative expenses increased 54.5% to $737.4 million in 1997 from $477.4 million in 1996 which, as a percentage of operating revenues, was 17.6% in 1997 compared with 15.7% in 1996. The increase in marketing, general and administrative expenses was attributable to the Company's membership growth, costs associated with expansion into new markets in Florida and Illinois and expenses attributable to strengthening the Company's operations, including costs for independent consultants, additional staff and information system enhancements. Principal areas of increased expense were payroll and benefits expense, broker commissions, marketing expenses and depreciation. Payroll and benefits expense increased $87.5 million in 1997 primarily due to an increase in the size of the Company's work force to approximately 7,200 employees at the end of 1997 from approximately 5,000 employees at the end of 1996. The additional employees were hired primarily in the areas of health services, member services, management information systems and marketing. Broker commissions increased by $47.8 million in 1997 due to the increase in premiums. Marketing expenses other than payroll and benefits increased by $15.7 million in 1997 as the Company implemented programs to market its products in a highly competitive environment in several markets. Depreciation expense was $17.1 million higher than in 1996 as a result of $101.9 million of capital expenditures during 1997. The Company expects that results for 1998 will continue to be adversely affected by high administrative costs, including substantial consulting and other costs associated with strengthening its operations. The Company also currently expects to record a nonrecurring charge of between $20 million and $25 million in the first quarter of 1998 to account for severance and other costs which the Company expects to incur in connection with restructuring certain administrative and management functions. Administrative costs in future periods will also be affected by the costs associated with responding to regulatory inquiries and investigations and defending pending securities class action and shareholder derivative litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance. See "Legal Proceedings".

      In October 1997, the Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners"). The Company received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") stock with a market value as of closing of approximately $76.4 million, resulting in a pretax gain at the time of closing of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had been reduced to approximately $38.4 million. Because management believes that the decline is other than temporary, the Company as of December 31, 1997, wrote down its investment in FPAM by $38.0 million. As a result, the Company ultimately recognized a pretax gain of approximately $25.2 million ($20.5 million after taxes, or $.26 per share) on the sale of Health Partners. The Company's equity in Health Partners net loss for 1997 prior to the sale was $1.1 million compared with a loss of $4.6 million in 1996. The Company contracts with provider groups managed by Health Partners in the Company's service areas. The Company cannot currently predict if the costs of using such provider groups will increase with the change in ownership.

      The Company acquired all of the outstanding stock of Compass PPA, Incorporated, a Chicago-based HMO, as of August 1, 1997 for approximately $8.2 million in cash (resulting in goodwill of $24.1 million) and acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, as of November 3, 1997, for approximately $5.3 million in cash (resulting in goodwill of $3.9 million). Since the dates of acquisition, the Company made investments in such companies pursuant to a plan to aggressively develop and market the Company's products in the Florida and Chicago markets. As of December 31, 1997, the Company has determined to focus available administrative resources in its core markets in the Northeast and to reduce significantly the level of investment planned for these expansion markets. The Company believes that such reduction in future investments will impact the value of these companies and, accordingly, the Company has reduced the value of its investment in these companies by writing off $27.3 million in goodwill arising from the acquisitions and subsequent investment. The Company also reduced by $14.3 million the carrying value of its investment in the capital stock and subordinated surplus notes of St. Augustine Health Care, Inc., a Florida-based HMO. The Company holds 19.9% of the outstanding voting stock of St. Augustine Health Care, Inc.

        The income tax benefit for 1997 was $140.3 million, or approximately 32.5% of the Company's pretax loss in 1997. This is lower than the 42.1% effective tax rate for 1996 since, due to the Company's significant net loss, the Company established a valuation allowance related to state net operating loss carryforwards. Management believes that and it is more likely than not that future operations will generate sufficient taxable income (estimated to be $330 million) to utilize the unreserved net deferred tax assetsthose deferred tax assets.

      The Company expects to report losses in 1998 as the result of high medical costs and high administrative costs as described above. The Company intends to take the steps referred to above and under "Business - Recent
Developments-Turnaround Plan" in an effort to better control medical and administrative spending, but there can be no assurance that it will be successful. Results of operations will be adversely affected if such steps cannot be successfully implemented or if there are delays in such implementation.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

            The following tables show plan revenues earned and membership by product:

                                                  Years Ended
                                                  December 31
                                           -------------------------    Percent
                                              1996            1995      Increase
                                           ----------      ---------    --------
Plan Revenues:                                   (In thousands)
    Freedom Plan .........................     $1,849,167      1,113,432      66.1%
    HMOs .................................        322,288        193,404      66.6
    Medicare .............................        599,824        247,090     142.8
    Medicaid .............................        250,889        180,172      39.2
                                               ----------      ---------
      Total premium revenues .............      3,022,168      1,734,098      74.3
    Third-party administration, net ......         10,401         11,877     (12.4)
                                               ----------      ---------
      Total plan revenues ................     $3,032,569      1,745,975      73.7%
                                               ==========     ==========     =====

                                                     As of
                                                  December 31
                                           -------------------------
Membership:                                   1996           1995
                                           ----------      ---------
    Freedom Plan .........................      1,015,100        680,400      49.2%
    HMOs .................................        192,300        112,000      71.7
    Medicare .............................        125,000         67,100      86.3
    Medicaid .............................        162,000        105,600      53.4
                                               ----------      ---------
      Total fully insured ................      1,494,400        965,100      54.8
    Self-funded ..........................         41,100         42,600      (3.5)
                                               ----------      ---------
      Total membership ...................      1,535,500      1,007,700      52.4%
                                               ==========     ==========     =====

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

      Health care services expense stated as a percentage of premiums earned (the "medical-loss ratio") was 80.1% for the year ended December 31, 1996 compared with 77.5% for the year ended December 31, 1995. The increase in the medical-loss ratio was attributable to a higher percent of membership in the Company's Medicare programs, greater than expected pharmacy costs, and decreased per member per month premium revenue in the Company's Medicaid programs. Overall per member per month revenue increased 4.3% to $193.67 in 1996 from $185.69 in 1995 while overall per member per month health care services expenses increased 7.8% to $155.16 in 1996 from $143.99 in 1995. As stated above, additions to reserves for IBNR recorded in the third and fourth quarter of 1997 represent, in part, revisions to estimated costs for 1996. Based on the revised estimates, medical costs for 1996 would be higher than those shown.

      Marketing, general and administrative expenses increased 46.6% to $477.4 million in 1996 from $325.6 million in 1995 which, as a percentage of operating revenues, was 15.7% in 1996 compared with 18.7% in 1995. The increase in marketing, general and administrative expenses was attributable to the Company's rapid membership growth and the costs associated with continuing development and expansion into new markets and the expansion of the Medicaid Healthy Start and Oxford Medicare Advantage programs. The other areas of increased expense were payroll and benefits expense, broker commissions, marketing expenses and depreciation. Payroll and benefits expense increased $74.4 million in 1996 primarily due to an increase in the size of the Company's work force to over 5,000 employees at the end of 1996 from approximately 4,000 employees at the end of 1995. The additional employees were hired primarily in the areas of marketing, management information systems, health services and member services. Broker commissions increased by $23.8 million in 1996 due to the increase in premiums earned. Marketing expenses other than payroll and benefits increased by $5.4 million in 1996 reflecting the Company's continuing commitment to aggressively market its products in a highly competitive environment. Depreciation expense was $18.5 million higher than in 1995 as a result of $48.3 million of capital expenditures during 1996.

      The Company's equity in the net loss of Health Partners, for 1996 was $4.6 million compared with a loss of $3.9 million in 1995. The increased losses for Health Partners related primarily to lower per member per month premium revenue in Health Partners' Medicaid programs.

      The provision for income taxes for 1996 was $72.4 million, or approximately 42.1% of the Company's pretax income in 1996, approximately the same as the 1995 tax rate.

Inflation

      Although the rate of inflation has remained relatively stable in recent years, health care costs have been rising at a higher rate than the consumer price index. In particular, the Company has experienced significant increases in medical costs in its Medicare, Medicaid, and New York Mandated Plans. The Company employs various means to reduce the negative effects of inflation. The Company has in prior years increased overall commercial premium rates when practicable in order attempt to maintain margins; nevertheless, these rate increases have tended to be below those of traditional indemnity health plans and comparable to competing health plans, thereby maintaining the Company's competitive position. The Company's cost control measures and risk-sharing arrangements with various health care providers also mitigate the effects of inflation on its operations. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

Liquidity and Capital Resources

      Cash used by operations during 1997 aggregated $152.6 million, contributing to a reduction in cash and cash equivalents and short-term investments to $639.9 million at December 31, 1997 from $839.5 million at December 31, 1996. In addition, cash used for capital expenditures totaled $101.9 million during 1997. This amount was used primarily for computer equipment and software, reflecting the Company's ongoing need to upgrade and maintain its information systems to support its rapid growth. In addition, significant expenditures were incurred for leasehold improvements related to the Company's headquarters in Norwalk, Connecticut, and existing regional offices, and to expansion of regional offices in Hooksett, New Hampshire and Hidden River, Florida. The Company currently anticipates that capital expenditures for 1998, a significant portion of which will be devoted to management information systems and leasehold improvements, will be less.

      Cash amounts aggregating $610,000 have been segregated as restricted investments as required by the New York State Department of Insurance, the New Jersey Department of Insurance and the Pennsylvania Department of Insurance. In addition, the Company's subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

      Premiums receivable at December 31, 1997 decreased to $275.6 million from $315.1 million at December 31, 1996 primarily due to adjustments relating to group and individual member terminations and non-paying group and individual member previously discussed.

      As a result of the previously discussed delays in claims payments, the Company experienced a significant increase in medical claims payable during the fourth quarter of 1996 and the first quarter of 1997, but the increase in medical costs payable was mitigated by progress in paying backlogged claims and by making advance payments to providers during the first quarter of 1997 and thereafter. Outstanding advances aggregated approximately $203 million at December 31, 1997 and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company has established a valuation reserve of $10 million against the advances. The Company believes that it will be able to recover outstanding advances payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the results of the Company's operations.

      The Company's medical costs payable, before netting advance claim payments of $203 million, was $965.9 million as of December 31, 1997 (including $859.0 million for IBNR) compared with and $624.4 million as of December 31, 1996 (including $551.1 million for IBNR). The increase in medical costs payable reflects additions to the Company's medical claim reserves during the third and fourth quarters of 1997 totaling $327 million.

      The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and increases in membership. The liability is also affected by shared risk arrangements under Private Practice Partnerships ("Partnership"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) and, in the case of Partnership providers subject to deficits, has established reserves to account for delays or other impediments to recovery of those deficits. The Company believes that its reserves for medical costs payable are adequate in order to satisfy its ultimate claim liability. However, the Company's rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making medical costs payable reserve estimates.

      During the fourth quarter of 1997, the Company made cash contributions to the capital of its HMO subsidiaries aggregating $65.7 million and contributed the outstanding capital stock of OHI to Oxford NY to increase Oxford NY's surplus. Since December 31, 1997, the Company has funded additional contributions of cash and marketable securities (valued at market on the date of contribution) totaling $160.4 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus as of December 31, 1997 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The contributions in 1998 were made with the proceeds of the issuance of $200 million of senior secured notes ("Bridge Notes") under the Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation ("DLJ"), as amended on March 30, 1998 (the "Bridge Agreement"). The Bridge Notes mature on February 6, 1999 and bear interest at prime plus 2.5% per annum during the first three months, and thereafter the spread over prime will increase by 0.5% every three months; provided, however, that the per annum interest rate will not be less than 10.5%, nor more than 17%. In connection with the issuance of the Bridge Notes, the Company has paid and will pay commitment and other fees to DLJ and has granted a security interest in the stock of certain subsidiaries and certain other assets of the Company. The Bridge Agreement contains various covenants, financial maintenance requirements and other restrictions, including, among others, a covenant prohibiting the payment of dividends on the Company's common stock and a covenant with respect to steps to be taken to refinance the Bridge Notes under certain circumstances. If the Investment Agreement referred to below is terminated or amended or the transactions thereunder are not consummated by June 30, 1998 (subject to extension), and in certain other circumstances, DLJ would be entitled to elect 33% of the total number of two directors and the Company would be required to deliver a resolution of the Company's Board of Directors adopting a plan or proposal for refinancing the borrowings under the Bridge Notes, through the issuance of debt or equity securities or the entering into a strategic transaction acceptable to DLJ, and retain DLJ to effect the implementation of such plan or proposal.

      The Company expects that additional capital contributions to the subsidiaries will be required as the result of expected operating losses in 1998. Further, additional capital contributions will be required if there is an increase in the nonadmissible assets of the Company's subsidiaries or a need for reserve strengthening as the result of regulatory action or otherwise. See "Business--Government Regulation". Additional capital will also be required to fund capital expenditures and repay the Bridge Notes which mature on February
6, 1999.

      Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC (together with the investors thereunder, the "Investors"), the Investors have agreed to purchase $350,000,000 in Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. The Warrants have an exercise price of $17.75, which represents a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998. The exercise price is to become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Preferred Stock will be issued as Series A and Series B. The Series A Preferred Stock will carry a dividend of 8% and will be issued with Series A Warrants to purchase 15,800,000 shares of common stock, or 19.9% of the present outstanding voting power of Oxford's common stock. The Series A Preferred Stock will have 16.6% of the combined voting power of Oxford's outstanding common stock and the Series A shares. The Series B Preferred stock, which will be issued with Series B Warrants to purchase non-voting junior participating preferred stock, is non-voting and will carry a dividend of 9%. The Series B Preferred Stock will become voting, the dividend rate will decrease to 8% and the Series B warrants will be exercisable for 6,730,000 shares of common stock at such time as Oxford's shareholders approve the increase in voting rights of TPG to 22.1%. The Preferred Stock will not be redeemable by the Company prior to the fifth anniversary of their original issuance. Thereafter, subject to certain conditions, the Series A and Series B Preferred Stock will be redeemable at the option of the Company for an aggregate redemption price of $245 million and $105 million, respectively (in each case, plus accrued and unpaid dividends), and will be subject to mandatory redemption at the same price on the tenth anniversary of their original issuance. The Series A Warrants and the Series B Warrants will expire on the earlier of the tenth anniversary of their original issuance or redemption of the related series of Preferred Stock. The Warrants will be detachable from the Preferred Stock. The investment is subject to various conditions, which include receipt of regulatory approvals, absence of a Material Adverse Effect (as defined) and completion of debt financing in the amount of $350 million. Application for approval of TPG's investment in the Company have been filed with the departments of insurance and/or health, as appropriate, of New York, New Jersey, Connecticut, Pennsylvania, New Hampshire, Florida and Illinois. These regulatory agencies have the authority to approve or disapprove, or impose conditions on, consummation of the transaction. Closing is not subject to shareholder approval.

      In connection with the debt financing required as a condition to the investment under the Investment Agreement, the Company has engaged DLJ to act as arranger for a senior secured term loan and as placement agent for a senior unsecured financing, in the aggregate amount of $350 million. These transactions are subject to the negotiation and execution of definitive agreements, which are expected to contain various conditions, including, among others, receipt of regulatory approvals and absence of material adverse change, and the senior unsecured financing is also subject to placement of the financing with investors. The terms of these transactions will depend on market conditions and other factors beyond the Company's control. There can be no assurance that definitive agreements will be executed or, if such agreements are executed, that the conditions specified therein will be satisfied.

      The investment under the Investment Agreement and the debt financings described in the proceeding paragraph are herein collectively called the "Proposed Financing".

      The Company believes that the proceeds of the Proposed Financing will be sufficient to finance the capital needs referred to above and to provide additional capital for losses or contingencies in excess of the Company's current expectations. Although the Company currently expects to complete the Proposed Financing, there can be no assurance that all relevant conditions will be satisfied. If the Proposed Financing cannot be completed, the Company believes that other sources of equity and/or debt financing could be arranged to finance the Company's immediate capital needs, based on discussions with its financial advisors and expressions of interest received from qualified investors in the course of the Company's efforts to negotiate the Investment Agreement and related agreements. The Company currently believes that, in the event such a financing could not be completed on a timely basis, it has the ability and intent to reduce certain costs, including those specified in the Turnaround Plan and others, and otherwise to generate funds to enable it to support its operations through 1998. The Company's ability to obtain other financing, and the timing, form and terms thereof, would depend on a number of factors beyond the Company's control, including, among others, general economic and market conditions and the possible need for regulatory approvals.

Year 2000 Date Conversion

      The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" date conversion and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing and will utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has not completed its assessment number of the Year 2000 date conversion. Accordingly, the Company cannot estimate itsYear 2000 compliance expense and the related potential effect on the Company's results of operations.

      The Company is communicating with certain material vendors to determine the extent to which the company may be vulnerable to such vendors' failure to resolve their own "Year 2000" issues. The Company will attempt to mitigate its risk with respect to the failure of such vendors to be "Year 2000" complaint. The effect, if any, is not reasonable estimable at this time.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements on page 38.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND .....
        FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Items 10 through 13 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 1997.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits and Financial Statement Schedules

      1. All financial statements - see index to financial statements and schedules on page 38.

      2. Financial statement schedules - see index to financial statements and schedules on page 38.

      3.    Exhibits - see exhibit index on page 58.

(b)   Reports on Form 8-K

      In a report on Form 8-K dated and filed on October 27, 1997, the Company reported under Item 5 "Other Events" its revised estimated third quarter 1997 earnings results.

      In a report on Form 8-K dated and filed on October 30, 1997, the Company reported under Item 5 "Other Events" that purported class action lawsuits had been filed against the Company and certain of its officers alleging violation of federal securities laws.

      In a report on Form 8-K dated November 4, 1997 and filed on November 6, 1997, the Company reported under Item 5 "Other Events" that the Company received from the Office of the Attorney General of the State of New York a subpoena duces tecum requiring the production of various documents, records and materials; its third quarter earnings press release; and the resignation of it chief financial officer.

      In a report on Form 8-K dated November 6, 1997 and filed on November 10, 1997, the Company reported under Item 5 "Other Events" the examination of its New York HMO and insurance subsidiaries by the New York State Insurance Department and its press release announcing steps to strengthen operations.

      In a report on Form 8-K dated December 9, 1997 and filed on December 29, 1997, the Company reported under Item 5 "Other Events" its press release announcing further strengthening of medical claim reserves during the fourth quarter of 1997.

      In a report on Form 8-K dated December 9, 1997 and filed on December 10, 1997, the Company reported under Item 5 "Other Events" a Stipulation entered into with the New York State Insurance Department.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1998.

                                                 OXFORD HEALTH PLANS, INC.

                                                 By: /s/ WILLIAM M. SULLIVAN
                                                    ----------------------------
                                                         William M. Sullivan
                                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on March 30, 1998.

              Signature                                     Title
              ---------                                     -----
    /s/ WILLIAM M. SULLIVAN                      Principal Executive Officer
-------------------------------------------
        William M. Sullivan


    /s/ ALBERT A. KOCH                           Principal Financial Officer
-------------------------------------------
        Albert A. Koch


    /s/ BRENDAN R. SHANAHAN                      Principal Accounting Officer
-------------------------------------------
        Brendan R. Shanahan


    /s/ JAMES B. ADAMSON                         Director
-------------------------------------------
        James B. Adamson


    /s/ ROBERT B. MILLIGAN, JR                   Director
-------------------------------------------
        Robert B. Milligan, Jr.


    /s/ FRED F. NAZEM                            Director
-------------------------------------------
        Fred F. Nazem


    /s/ MARCIA J. RADOSEVICH                     Director
-------------------------------------------
        Marcia  J. Radosevich, Ph.D.


    /s/ BENJAMIN H. SAFIRSTEIN, M.D.             Director
-------------------------------------------
        Benjamin H. Safirstein, M.D.


    /s/ THOMAS A. SCULLY                         Director
-------------------------------------------
        Thomas A. Scully


    /s/ STEPHEN F. WIGGINS                       Director
-------------------------------------------
        Stephen F. Wiggins

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Independent Auditors' Report..............................................................................       39
Consolidated Balance Sheets as of December 31, 1997 and 1996..............................................       40
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and
    1995..................................................................................................       41
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997,
    1996 and 1995.........................................................................................       42
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and
    1995..................................................................................................       43
Notes to Consolidated Financial Statements................................................................       44

                          Independent Auditors' Report

The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

      We have audited the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP

Stamford, Connecticut
February 23, 1998, except
as to the last paragraph of
note 15, is as of March 30, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                        (In thousands, except share data)

                                      Assets
Current assets:                                                       1997           1996
                                                                  -----------    -----------
   Cash and cash equivalents ..................................   $     4,141         72,160
   Short-term investments - available-for-sale, at market value       635,743        767,312
   Premiums receivable, net ...................................       275,646        315,126
   Other receivables ..........................................        45,418         26,343
   Prepaid expenses and other current assets ..................        10,097          5,814
   Refundable income taxes ....................................       120,439             --
   Deferred income taxes ......................................        38,092         23,429
                                                                  -----------    -----------
       Total current assets ...................................     1,129,576      1,210,184
                                                                  -----------    -----------

Property and equipment, at cost:
   Land and buildings .........................................         2,313            226
   Furniture and fixtures .....................................        32,298         24,472
   Equipment ..................................................       176,803        104,902
   Leasehold improvements .....................................        61,605         45,093
                                                                  -----------    -----------
                                                                      273,019        174,693
   Less accumulated depreciation and amortization .............       125,926         69,739
                                                                  -----------    -----------
       Net property and equipment .............................       147,093        104,954
                                                                  -----------    -----------

Deferred income taxes .........................................        86,406          5,700
Other noncurrent assets .......................................        34,914         35,559
                                                                  -----------    -----------
       Total assets ...........................................   $ 1,397,989      1,356,397
                                                                  ===========    ===========

                    Liabilities and Shareholders' Equity
Current liabilities:
   Medical costs payable ......................................   $   762,959        624,359
   Trade accounts payable and accrued expense .................       152,152         51,256
   Income taxes payable .......................................            --          9,902
   Unearned premiums ..........................................       124,603         63,052
   Deferred income taxes ......................................         9,059          9,658
                                                                  -----------    -----------
       Total current liabilities ..............................     1,048,773        758,227
                                                                  -----------    -----------

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares            --             --
   Common stock, $.01 par value, authorized 400,000,000
     shares; issued and outstanding 79,474,439 in 1997
     and 77,376,282 in 1996 ...................................           795            774
   Additional paid-in capital .................................       437,653        391,602
   Retained earnings (deficit) ................................       (95,498)       195,790
   Unrealized net appreciation of investments .................         6,266         10,004
                                                                  -----------    -----------
       Total shareholders' equity .............................       349,216        598,170
                                                                  -----------    -----------
       Total liabilities and shareholders' equity .............   $ 1,397,989      1,356,397
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
                      (In thousands, except per share data)

Revenues:                                             1997          1996           1995
                                                  -----------    -----------    -----------
   Premiums earned ............................   $ 4,167,224      3,022,168      1,734,098
   Third-party administration, net ............        12,592         10,401         11,877
   Investment and other income, net ...........        60,330         42,620         19,711
                                                  -----------    -----------    -----------
     Total revenues ...........................     4,240,146      3,075,189      1,765,686
                                                  -----------    -----------    -----------

Expenses:
   Health care services .......................     3,916,742      2,421,167      1,344,669
   Marketing, general and administrative ......       737,425        477,373        325,643
   Unusual charges - write-down of assets .....        41,618             --             --
                                                  -----------    -----------    -----------
     Total expenses ...........................     4,695,785      2,898,540      1,670,312
                                                  -----------    -----------    -----------

Operating earnings (loss) .....................      (455,639)       176,649         95,374

Equity in net loss of affiliate ...............        (1,140)        (4,600)        (3,873)
Gain on sale of affiliate .....................        25,168             --             --
                                                  -----------    -----------    -----------
Earnings (loss) before income taxes ...........      (431,611)       172,049         91,501
Income tax expense (benefit) ..................      (140,323)        72,426         39,103
                                                  ===========    ===========    ===========
Net earnings (loss) ...........................   $  (291,288)        99,623         52,398
                                                  ===========    ===========    ===========

Earnings (loss) per common and common
  equivalent share:
     Basic ....................................   $     (3.70)          1.34            .78
     Diluted ..................................   $     (3.70)          1.25            .71

Weighted average common stock and
  common stock equivalents outstanding:
     Basic ....................................        78,635         74,285         67,450
     Effect of dilutive securities-stock opions            --          5,377          5,894
                                                  -----------    -----------    -----------
     Diluted ..................................        78,635         79,662         73,344
                                                  ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                              Common Stock                               Equity
                                                          -------------------  Additional   Retained   Adjustment-
                                                            Number      Par      Paid-In    Earnings    Short-term
                                                          of Shares    Value     Capital    (Deficit)  Investments
--------------------------------------------------------  --------   --------   --------    --------    --------
Balance at January 1, 1995 ............................     16,512   $    165     90,084      43,769      (1,624)

Exercise of stock options .............................      1,240         12     10,529          --          --
Two-for-one stock split ...............................     16,638        166       (166)         --          --
Tax benefit realized upon exercise of stock options ...         --         --     16,192          --          --
Net earnings ..........................................         --         --         --      52,398          --
Appreciation in value of available-for-sale securities,
   net of deferred income taxes .......................         --         --         --          --       8,508
                                                          --------   --------   --------    --------    --------
Balance at December 31, 1995 ..........................     34,390        343    116,639      96,167       6,884

Exercise of stock options .............................      2,965         30     21,200          --          --
Proceeds from public offering, net ....................      5,227         53    220,487          --          --
Tax benefit realized upon exercise of stock options ...         --         --     33,624          --          --
Two-for-one stock split ...............................     34,794        348       (348)         --          --
Net earnings ..........................................         --         --         --      99,623          --
Appreciation in value of available-for-sale securities,
   net of deferred income taxes .......................         --         --         --          --       3,120
                                                          --------   --------   --------    --------    --------
Balance at December 31, 1996 ..........................     77,376        774    391,602     195,790      10,004

Exercise of stock options .............................      2,098         21     21,243          --          --
Tax benefit realized upon exercise of stock options ...         --         --     24,808          --          --
Net loss ..............................................         --         --         --    (291,288)         --
Depreciation in value of available-for-sale securities,
   net of deferred income taxes .......................         --         --         --          --      (3,738)
                                                          --------   --------   --------    --------    --------
Balance at December 31, 1997 ..........................     79,474   $    795    437,653     (95,498)      6,266
                                                          ========   ========   ========    ========    ========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

Cash flows from operating activities:                                         1997         1996         1995
                                                                           ---------    ---------    ---------
   Net earnings (loss) .................................................   $(291,288)      99,623       52,398
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization ...................................      61,045       42,886       23,014
       Write-down of assets ............................................      41,618           --           --
       Deferred income taxes ...........................................     (75,279)     (13,196)      (6,123)
       Provision for doubtful accounts .................................      25,000        4,505        2,682
       Equity in net loss of affiliate .................................       1,140        4,600        3,873
       Realized gain on sale of investments ............................     (28,736)      (4,734)      (3,365)
       Gain on sale of affiliate .......................................     (25,168)          --           --
       Other, net ......................................................         245          480          274
       Changes in assets and liabilities, net of effect of acquisitions:
          Premiums receivable ..........................................      25,942     (223,353)     (49,938)
          Other receivables ............................................     (18,320)     (11,083)      (9,894)
          Prepaid expenses and other current assets ....................      (3,928)      (2,251)      (2,157)
          Other noncurrent assets ......................................      (3,959)      (3,747)      (3,610)
          Medical costs payable ........................................     116,387      323,851      134,854
          Trade accounts payable and accrued expenses ..................      84,967       14,764       19,325
          Income taxes payable/refundable ..............................    (123,624)      42,098       14,216
          Unearned premiums ............................................      61,378       12,753       38,894
                                                                           ---------    ---------    ---------
            Net cash provided (used) by operating activities ...........    (152,580)     287,196      214,443
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
   Capital expenditures ................................................    (101,946)     (48,348)     (83,946)
   Purchases of available-for-sale securities ..........................    (589,690)    (794,099)    (255,841)
   Sales of available-for-sale securities ..............................     756,174      311,783       96,182
   Maturities of available-for-sale securities .........................      34,621       33,298       36,340
   Maturity of long-term investment ....................................          --           --       13,505
   Acquisitions, net of cash acquired ..................................     (14,034)          --           --
   Investments in and advances to unconsolidated affiliates ............     (19,842)     (18,597)      (8,243)
   Other, net ..........................................................      (1,986)         723          175
                                                                           ---------    ---------    ---------
            Net cash provided (used) by investing activities ...........      63,297     (515,240)    (201,828)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock ..............................          --      220,539           --
   Proceeds from exercise of stock options .............................      21,264       21,215       10,491
                                                                           ---------    ---------    ---------
            Net cash provided by financing activities ..................      21,264      241,754       10,491
                                                                           ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ...................     (68,019)      13,710       23,106
Cash and cash equivalents at beginning of period .......................      72,160       58,450       35,344
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period .............................   $   4,141       72,160       58,450
                                                                           =========    =========    =========

Supplemental schedule of noncash investing and financing activities:
   Unrealized appreciation (depreciation) of short-term investments ....   $   6,336        5,288       16,192
   Tax benefit realized on exercise of stock options ...................      24,808       33,624       14,547
   Sale of affiliate in a pooling-of-interests transaction .............      38,442           --           --
   One-for-one stock dividend ..........................................   $      --          348          166

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

      Oxford Health Plans, Inc. ("Oxford") is a regional health care company providing health care services in New York, New Jersey, Connecticut, New Hampshire, Florida, Illinois, and Pennsylvania. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates seven health maintenance organizations ("HMOs"), three of which are federally qualified as Competitive Medical Plans, and two accident and health insurance companies, one of which is also authorized to offer HMO products, and offers a health benefits administrative service.

      Oxford's HMOs, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ"), Oxford Health Plans (CT), Inc. ("Oxford CT"), Oxford Health Plans (NH), Inc. ("Oxford NH"), Oxford Health Plans (PA), Inc. ("Oxford PA"), and Oxford Health Plans, (FL), Inc. ("Oxford FL"), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. ("OHI") has been granted a license to operate as an accident and health insurance company by the Department of Insurance in the states of New York, New Jersey, Connecticut, Florida and New Hampshire and in the Commonwealth of Pennsylvania. Oxford Health Plans (IL), Inc. ("Oxford IL") is licensed by the Illinois Department of Insurance as an accident and health insurance company with authority to offer HMO products.

      Oxford maintains a health care network of physicians and ancillary health care providers who have entered into formal contracts with Oxford. These contracts set reimbursement at fixed levels or under certain risk-sharing agreements and require adherence to Oxford's policies and procedures for quality and cost-effective treatment.

(2) Summary of Significant Accounting Policies

      (a) Principles of consolidation. The consolidated financial statements include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries ("the Company"). All intercompany balances have been eliminated in consolidation. In July 1995, the Company completed a merger with OakTree Health Plan, Inc. ("OakTree") whereby OakTree was merged into a subsidiary of the Company. The merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated as if the merger took place at the beginning of such periods (see note
8). The Company's investment in Health Partners, Inc. was accounted for using the equity method until its disposal in October 1997 (see note 9).

      (b) Premium revenue. Membership contracts are generally on a yearly basis subject to cancelation by the employer group or Oxford upon 30 days written notice. Premiums are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of amounts estimated for termination of members and groups. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts. Uneraned premiums represent the portion of premiums received for which Oxford is not obligated to provide services until a future date.

      (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing agreements. As part of a cost control incentive program, the Company, until March 1, 1996, retained up to 20 percent of the fee-for-service reimbursement as a risk-sharing fund. Amounts retained under this arrangement were payable to the physicians at the discretion of the Company and were included in medical costs payable in the accompanying consolidated balance sheets. Effective March 1, 1996, the Company shifted to a modified fee schedule under which withholds were eliminated for most participating physicians.

      Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported claims. The Company estimates the amount of the provision for incurred but not reported claims

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, expected medical cost inflation, seasonality patterns and increases in membership. The estimates for submitted claims and incurred but not reported claims are made on an accrual basis and adjusted in future periods as required. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements through Private Practice Partnerships. Amounts advanced to providers for delayed claims, which are net of a valuation reserve of $10,000,000, have been applied against medical claims payable in the accompanying balance sheet and aggregated $203,355,000 at December 31, 1997. Management believes that the Company's reserves for medical costs payable are the adequate to satisfy its ultimate claim liability.

      Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined in a manner consistent with the method of establishing premium rates.

      (d) Reinsurance. Reinsurance premiums are reported as health care services expense, while related reinsurance recoveries are reported as deductions from health care services expense.

      (e) Cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (f) Financial instruments. The Company has determined that the marketable equity and fixed income securities included in short-term investments might be sold prior to maturity to support its investment strategies. Accordingly, such investments have been classified as available-for-sale and are carried at market value based on quotations obtained from brokers for those or similar instruments, and the unrealized appreciation or depreciation, net of deferred income taxes, has been charged to a separate component of shareholders' equity.

      The carrying amount of other financial instruments approximates fair value generally due to the short-term nature of these instruments.

      (g) Property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets.

      (h) Intangible assets. Intangible assets resulting from business acquisitions are carried at cost and currently amortized over a period of five years. At each balance sheet date, the Company evaluates the recoverability of acquisition-related intangible assets based on expectations of nondiscounted cash flows of the acquired entity (see note 8).

      (i) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce this deferred tax assets to the amount that is expected to more likely than not realized.

      (j) Impairment of long-lived assets and assets to be disposed of. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net nondiscount cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See note 8).

      (k) Earnings per share. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which became effective in 1997. Under the provisions of SFAS 128, basic earnings per share is calculated on the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the weighted average number of common shares and common share equivalents resulting from options outstanding. All prior period amounts have been restated to reflect these calculations. Both basic and diluted earnings per share give retroactive effect to the two-for-one stock splits in 1995 and 1996 (see note 5) and to the merger with OakTree in July 1995 (see note 8).

      (l) Stock option plans. Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 6).

      (m) Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

      (n) Use of estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      (o) Reclassifications. Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1997 presentation.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Financial Instruments

      Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities have been classified as available-for-sale and recorded at fair value, with unrealized gains and losses, net of deferred income taxes, reported in a separate component of shareholders' equity. The cost of securities sold is determined on a specific identification basis. Realized gains and losses are included in results of operations.

      The methods and assumptions used to estimate the fair value of each class of financial instruments are described in note 2. The following is a summary of available-for-sale securities as of December 31, 1997 and 1996:

                                                          Gross         Gross
                                        Amortized       Unrealized     Unrealized         Fair
                                          Cost            Gains          Losses           Value
                                        ---------       ----------     ----------       --------
December 31, 1997:                                            (In thousands)
  U.S. government obligations ..        $252,817           1,863             256         254,424
  Corporate obligations ........         140,434           1,276             307         141,403
  Municipal tax-exempt bonds ...         171,037           2,425              35         173,427
                                        --------        --------        --------        --------
    Total debt securities ......         564,288           5,564             598         569,254
  Equity securities ............          60,834           6,027             372          66,489
                                        --------        --------        --------        --------
    Total short-term investments        $625,122          11,591             970         635,743
                                        ========        ========        ========        ========

December 31, 1996:
  U.S. government obligations ..        $357,944           1,739             741         358,942
  Corporate obligations ........         150,662             782             574         150,870
  Municipal tax-exempt bonds ...         188,441           1,561             115         189,887
                                        --------        --------        --------        --------
    Total debt securities ......         697,047           4,082           1,430         699,699
  Equity securities ............          53,309          15,360           1,056          67,613
                                        --------        --------        --------        --------
    Total short-term investments        $750,356          19,442           2,486         767,312
                                        ========        ========        ========        ========

      The amortized cost and estimated fair value of available-for-sale debt securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                                      Amortized           Fair
                                                        Cost              Value
                                                      ---------         --------
                                                            (In thousands)
Due in one year or less ....................          $ 64,833            64,982
Due after one year through five years ......           491,049           495,767
Due after five years through ten years .....             8,406             8,505
                                                      --------          --------
                                                      $564,288           569,254
                                                      ========          ========

      Included in investment income are net recognized gains on disposals of available-for-sale securities of $28,736,000 in 1997, $4,734,000 in 1996 and $3,365,000 in 1995. Proceeds from the sale or maturity of available-for-sale securities aggregated $790,795,000 in 1997, resulting in gross recognized gains of $36,615,000 and gross recognized losses of $7,879,000. Proceeds from the sale or maturity of available-for-sale securities aggregated $345,081,000 in 1996, resulting in gross recognized gains of $9,036,000 and gross recognized losses of $4,302,000. Proceeds from the sale or maturity of available-for-sale securities aggregated $132,522,000 in 1995, resulting in gross realized gains of $5,654,000 and gross unrealized losses of $2,289,000. The change in the net unrealized gains (losses) on available-for-sale securities included in the separate component of shareholders' equity during 1997 totaled $(6,336,000) before deferred income taxes of

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$(2,598,000); during 1996 totaled $5,288,000 before deferred income taxes of $2,168,000; and during 1995 totaled $14,547,000 before deferred income taxes of $6,039,000.

(4) Income Taxes

Income tax expense (benefit) consists of:   Current         Deferred           Total
                                            -------         --------           -----
      Year ended December 31, 1997:                      (In thousands)
          Federal .................        $(68,604)         (78,577)        (147,181)
          State and local .........           3,560            3,298            6,858
                                           --------         --------         --------
            Total .................        $(65,044)         (75,279)        (140,323)
                                           ========         ========         ========
      Year ended December 31, 1996:
          Federal .................        $ 64,358          (10,093)          54,265
          State and local .........          21,264           (3,103)          18,161
                                           --------         --------         --------
            Total .................        $ 85,622          (13,196)          72,426
                                           ========         ========         ========
      Year ended December 31, 1995:
          Federal .................        $ 34,672           (4,743)          29,929
          State and local .........          10,554           (1,380)           9,174
                                           --------         --------         --------
            Total .................        $ 45,226           (6,123)          39,103
                                           ========         ========         ========

      For the years ended December 31, 1997, 1996 and 1995, cash payments for income taxes, net of refunds received were $66,927,000, $51,931,000 and $35,132,000, repectively.

      Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings before income taxes as a result of the following:

                                                             1997              1996             1995
                                                          ---------         ---------         ---------
                                                                          (In thousands)
Income tax expense (benefit) at statutory tax rate        $(151,064)           60,217            32,025
Write-off of goodwill ............................            9,895                --                --
State and local income taxes, net
   of federal income tax benefit .................            4,458            11,805             5,963
Nontaxable gain on sale of affiliate .............           (4,104)               --                --
Equity in net loss of affiliate ..................              399             1,610             1,356
Tax-exempt interest on municipal bonds ...........           (2,484)           (1,630)             (726)
Other, net .......................................            2,577               424               485
                                                          ---------         ---------         ---------
Actual tax provision .............................        $(140,323)           72,426            39,103
                                                          =========         =========         =========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                        1997               1996
                                                      ---------         ---------
Deferred tax assets:                                         (In thousands)
   Net operating loss carryforwards ..........        $  99,895                --
   Medical costs payable .....................           16,440            11,467
   Allowance for doubtful accounts ...........           11,799                --
   Unearned premiums .........................           10,509             5,790
   Trade accounts payable and accrued expenses            8,361             5,073
   Write-down of investment in affiliate .....            5,618                --
   Losses of unconsolidated affiliate ........               --             4,837
   Property and equipment ....................            3,404             3,593
   Other .....................................            5,368             3,206
                                                      ---------         ---------
       Total gross deferred tax assets .......          161,394            33,966
   Valuation allowance .......................          (36,896)           (4,837)
                                                      ---------         ---------
       Total deferred tax assets .............          124,498            29,129
                                                      ---------         ---------

Deferred tax liabilities:
   Unrealized appreciation of short-term
        investments ..........................            4,354             6,952
   Gain on sale of affiliate .................            4,705                --
   Other .....................................               --             2,706
                                                      ---------         ---------
       Total deferred tax liabilities ........            9,059             9,658
                                                      ---------         ---------
       Net deferred tax assets ...............        $ 115,439            19,471
                                                      =========         =========

        The company has federal net operating loss carry fowards of approximately $205 million which will be available to offset future taxable income and expire in the year 2012. The Company's state net operating loss carryfowards expire in various periods from 1998 to 2012.

        The valuation allowance as of December 31,1997 relates to state operating losses and the state effect the of the Company's net deductable temporary differences. Due to the limited net operating loss carryforward period in some of the states in which the Company operates, management does not believe it is more likely than not that these benefits will be realized.

        At December 31, 1996, the valuation allowance related to the Company's equity in the cumulative losses of Health Partners, Inc., which was disposed of in the fourth quarter of 1997. At December 31, 1997 and 1996, there were no other valuation allowances associated with the deferred tax assets as management believes that it is more likely than not that future operations generate sufficient taxable income to utilize the unreserved net deferred tax assets.those deferred tax assets. The amount of future taxable income necessary during the carryfoward period to utilize the unreserved net deferred tax assets is approximately $330,000,000.

(5) Capital Stock

      On March 17, 1997, Oxford's Board of Directors unanimously adopted a resolution authorizing an amendment to Oxford's certificate of incorporation to increase the number of authorized shares of common stock from 200,000,000 shares to 400,000,000 shares, subject to shareholder approval. On April 22, 1997, the Company's shareholders approved such amendment.

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

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All appropriate share, weighted average share and earnings per share amounts in the consolidated financial statements were restated to retroactively reflect the stock splits.

(6) Stock Option Plans

     The Company grants fixed stock options under its 1991 Stock Option Plan, as amended (the "Employee Plan"), to certain key employees and consultants, under its 1997 Independent Contractor Stock Option Plan (the "Independent Contractor Plan") to certain independent contractors who materially contribute to the long-term success of the Company and under its Nonemployee Directors' Stock Option Plan, as amended (the "Nonemployee Plan"), to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant.

The Employee Plan provides for granting of nonqualified stock options and incentive stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from date of grant. The Employee Plan is administered by a committee consisting of three members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on date of grant. The Company's previous nonqualified employee stock option plan terminated in 1991, except as to options theretofore granted.

      The Independent Contractor Plan provides for granting of nonqualified stock options which vest as determined by the Company and expire over varying times, but not more than seven years from the date of grant. The Employee Plan is administered by a committee consisting of three members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on date of grant.

      The Nonemployee Plan provides for granting of nonqualified stock options to eligible nonemployee directors of the Company. The plan provides that each year on the first Friday following the Company's annual meeting of stockholders, each individual elected, reelected or continuing as a nonemployee director will automatically receive a nonqualified stock option for 5,000 shares of common stock. The plan further provides that one-fourth of the options granted under the plan vest on each of the date of grant and the Friday prior to the second, third and fourth annual meeting of stockholders following the date of such grant.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

                                                           Weighted-Average
                                           Shares           Exercise Prices
                                           ------           ---------------
Outstanding at January 1, 1995 .         11,896,360         $      7.25
    Granted ....................          2,521,104               23.84
    Exercised ..................         (2,734,050)               3.84
    Canceled ...................           (133,978)               9.82
                                        -----------
Outstanding at December 31, 1995         11,549,436               11.65
    Granted ....................          1,518,176               42.58
    Exercised ..................         (3,368,208)               6.30
    Canceled ...................           (407,592)              20.51
                                        -----------
Outstanding at December 31, 1996          9,291,812               18.25
    Granted ....................          3,332,186               72.58
    Exercised ..................         (2,098,157)              10.14
    Canceled ...................           (319,012)              37.35
                                        -----------
Outstanding at December 31, 1997         10,206,829         $     37.06
                                        ===========         ===========

      On August 8, 1997, the Company granted a total of 3,162,436 options under the plan to employees and certain independent contractors of the Company with an exercise price of $74.00. As a consequence of the significant decrease in the market price of the Company's common stock in the fourth quarter, in order to ensure that options granted in 1997 provide a meaningful incentive to the grantees, the Board of Directors, on December 13, 1997, approved an option reissuance grant for employees and certain independent contractors. All of the Directors, the Chairman, the President and Chief Executive Officer and Executive Vice Presidents (other than one Executive Vice President, who commenced employment in October 1997) were excluded from the reissuance grant. Under the reissuance grant, the grantees were offered the right to cancel options granted during 1997 and receive options to purchase the same number of shares so canceled with a grant date of January 2, 1998 and an exercise price of $17.125. A total of 2,754,194 options are subject to this grant.

      Information about fixed stock options outstanding at December 31, 1997, is summarized as follows:

                                                                                   Weighted-
                                                             Weighted-              Average
                  Range of                Number              Average              Remaining
              Exercise Prices           Outstanding        Exercise Price       Contractual Life
              ---------------           -----------        --------------       ----------------
           $  0.32    -   13.75           2,023,928            $ 6.33              1.3 Years
             14.19    -   23.94           3,567,071             20.03              2.4 Years
             24.13    -   44.00             941,043             38.68              3.6 Years
             46.13    -   84.38           3,674,787             70.10              4.6 Years
                                         ----------
           $  0.32    -   84.38          10,206,829            $37.06              3.1 Years
                                         ==========             =====

      Information about fixed stock options exercisable at December 31, 1997, is summarized as follows:

                                                             Weighted-
                  Range of                  Number            Average
              Exercise Prices            Exercisable       Exercise Price
              ---------------            -----------       --------------
           $  0.32    -   13.75           1,921,854           $ 6.37
             14.19    -   23.94           1,952,956            19.17
             24.13    -   44.00             194,722            39.55
             46.13    -   84.38             160,450            47.05
                                          ---------
           $  0.32    -   84.38           4,229,982           $15.35
                                          =========           ======

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company applies APB Opinion 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for grants under this plan consistent with the methodology of SFAS 123, the Company's net earnings and earnings per share for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

                                                                                          1997      1996        1995
                                                                                         -----     ------      -----
         Net earnings (000)                          As reported.......................$(291,288)    99,623    52,398
                                                     Pro forma.........................$(315,188)    90,011    49,416

         Basic earnings per share                    As reported.......................$  (3.70)     1.34         .78
                                                     Pro forma.........................$  (4.01)     1.21         .73

         Diluted earnings per share                  As reported.......................$  (3.70)     1.25         .71
                                                     Pro forma.........................$  (4.01)     1.13         .67

      The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $40.03, $19.58 and $10.70, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for any year; expected volatility of 69.56% in 1997, 48.99% in 1996 and 50.25% in 1995, risk-free interest rates of 6.15% in 1997, 6.5% in 1996 and 6.3% in 1995;
and expected lives of four years for all years.

      Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

      As of December 31, 1997, there were 12,661,263 shares reserved for issuance under the plans, including 2,454,434 shares reserved for future grant.

(7) Leases

      Oxford leases office space and equipment under operating leases. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $22,646,000, $18,546,000 and $13,792,000, respectively. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1997 were as follows:

                                                                                  (In thousands)
         1998...................................................................     $   27,264
         1999...................................................................         24,406
         2000...................................................................         22,778
         2001...................................................................         13,486
         2002...................................................................          8,139
         Thereafter.............................................................         12,068
                                                                                     ----------
         Total minimum future rental payments...................................     $  108,141
                                                                                     ==========

(8) Acquisitions

      As of August 1, 1997, the Company acquired all of the outstanding stock of Compass PPA, Incorporated, the holding company for a Chicago-based HMO for approximately $8,200,000 in cash. The acquisition was recorded as a purchase and, goodwill of approximately $24,100,000 resulted. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, therefore,

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined the carrying amount of its investment is not recoverable. Accordingly, the Company, as of December 31, 1997 wrote off the remaining unamortized goodwill of $23,427,000.

      On November 3, 1997, the Company acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO for approximately $5,300,000 in cash. The acquisition was recorded as a purchase resulting in goodwill of approximately $3,894,000. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, therefore, determined that the carrying amount of its investment is not recoverable. Accordingly, the Company, as of December 31,1997, wrote off the goodwill of $3,894,000.

      Results of operations of the companies acquired by the purchase method have been included from the date of acquisition. The proforma effects of the acquisitions on the consolidated results of operations for the years ended December 31, 1997, 1996 and 1995, assuming these acquisitions had occurred as of January 1, 1995 are not material and have not been presented.

      On July 3, 1995, the Company issued 1,177,047 shares of its common stock in connection with the merger of a wholly-owned subsidiary of the Company with OakTree Health Plan, Inc., the holding company for a Philadelphia- based HMO. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of OakTree for all periods prior to the merger. Separate operating revenues, net earnings and other changes in shareholders' equity for all periods presented prior to the merger are not material and have not been presented.

(9) Related Party Transactions

      In October 1997, the Company disposed of its 47% interest, in Health Partners, Inc. ("Health Partners") in a pooling of interests transaction. Health Partners was established to provide management and administrative services to physicians, medical groups and other providers of health care. The investment had been accounted for using the equity method since April 1995. Under this method, the Company recognized losses of $1,140,000 in 1997, $4,600,000 in 1996 and $3,873,000 in 1995. The Company received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") with a market value as of the closing of approximately $76,420,000, resulting in a pretax gain at the time of closing of approximately $63,146,000. As of December 31, 1997, the market value of the FPAM stock had been reduced to approximately $38,442,000. Because management believes that the decline is other than temporary, the Company as of December 31, 1997 wrote down its investment in FPAM by $37,978,000, in accordance with SFAS 115. As a result, the Company ultimately recognized a pretax gain of approximately $25,168,000 ($20,463,000 after taxes, or $.26 per share) on the sale of Health Partners. The Company contracts with provider groups managed by Health Partners in the Company's service areas.

      In 1995, Oxford acquired a 19.9% interest in St. Augustine Health Care, Inc. ("St. Augustine"), a health maintenance organization offering health benefit plans in eleven counties in the State of Florida. Under the terms of the transaction, Oxford has provided $14,297,000 in equity and debt financing to St. Augustine and has the right to make future equity investments. As of December 31, 1997, the Company decided to reduce the level of its future investment in expansion markets and, therefore, wrote off the $14,297,000 carrying value of its investment in the capital stock and subordinated surplus notes of St. Augustine.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Unusual Charges

      As previously described, the Company reduced the level of its future investment in expansion markets and, accordingly, wrote down its investment in two subsidiaries (see note 8) and one affiliate (see note 9). These write downs have been shown as unusual charges in the accompanying financial statements and are summarized as follows:

          Compass PPA, Incorporated                        $23,427,000
          Riscorp Health Plans, Inc.                         3,894,000
          St. Augustine Health Care, Inc.                   14,297,000
                                                           -----------
               Total                                       $41,618,000
                                                           ===========

(11) Defined Contribution Plan

      Effective October 1, 1990, the Company adopted a qualified defined contribution plan ("the Savings Plan"). The Savings Plan covers all employees with six months of service and at least a part-time employment status as defined. The Savings Plan also provides that the Company make matching contributions, up to certain limits, of the salary contributions made by the participants. The Company's contributions to the Savings Plan were approximately $3,241,000 in 1997, $1,798,000 in 1996 and $901,000 in 1995.

(12) Regulatory and Contractual Capital Requirements

      Certain restricted investments at December 31, 1997 and 1996 are held on deposit with various financial institutions to comply with federal, New York, New Jersey and Pennsylvania regulatory requirements. As of December 31,1997, a total of $610,000 in cash was also restricted. With respect to Oxford NY, the amount of cash required to be available in addition to restricted investments is based on a formula established by the State of New York. These additional cash requirements amounted to approximately $155,612,000 and $106,200,000 at December 31, 1997 and 1996, respectively, and are included in short-term investments.

      In addition to the foregoing requirements, Oxford NY, Oxford NJ, Oxford CT, Oxford NH, Oxford PA, Oxford FL, Oxford IL and OHI are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to Oxford. Such restrictions limit the use of any cash generated by the operations of Oxford NY, Oxford NJ, Oxford CT, Oxford NH, Oxford PA, Oxford FL, Oxford IL and OHI to pay obligations of Oxford and limit the Company's ability to declare and pay dividends. As of Dcecmber 31, a total of $1,998,000 was so restricted.

        Since December 31, 1997, the Company has made additional contributions of cash and marketable securities (valued at market on the date of contribution) of approximately $243,000,000. The capital contributions were made to ensure that each subsidiary had sufficient surplus as of December 31, 1997 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets.

(13) Concentrations of Credit Risk

      Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1997 and 1996, the Company had no significant concentrations of credit risk. Financial instruments which potentially subject the Company to concentrations of such credit risk consist primarily of short-term investments in equity securities, obligations of certain state governmental entities, the United States government and high-grade corporate bonds and notes. These short-term investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Contingencies

      Following the October 27, 1997 decline in the price per share of the Company's common stock, several purported securities class action lawsuits were filed against the Company and certain of its officers in the United States District Courts for the Eastern District of New York, the Southern District of New York and the District of Connecticut. Since that time, plaintiffs have filed additional securities class against Oxford and certain of its directors and officers in the United States District Courts for the Southern District of New York, the Eastern District of New York, the Eastern District of Arkansas, and the District of Connecticut. The Company anticipates that additional purported shareholder derivative actions containing similar allegations may be filed. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, the Company is currently being investigated and is undergoing examinations by various state and federal agencies.

      The Company is involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. The Company believes any ultimate liability associated with these contingencies would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(15) Subsequent Events

      As of February 23, 1998, the Company signed a definitive agreement with the investment firm Texas Pacific Group providing that Texas Pacific will purchase $350 million in preferred stock issued as Series A and Series B with dividend rates of 8% and 9% respectively. The preferred shares also come with warrants to acquire 22.5 million shares of Oxford common stock with a strike price of $17.75. This price represents a 5% premium over the average trading price of Oxford shares for 30 trading days ended February 20, 1998. The strike price is to become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the strike price. The Series A Preferred Stock will carry a dividend of 8% and will be issued with warrants to purchase 15,800,000 shares of common stock, or 19.9% of the present outstanding voting power of the Company's common stock. The Series A Preferred Stock will have 16.6% of the combined voting power of the Company's outstanding common stock and the Series A shares. The Series B Preferred Stock, which will be issued with warrants to purchase non-voting junior participating preferred stock, is non-voting and will carry a dividend of 9%. The Series B Preferred Stock will become voting, the dividend rate will decrease to 8% and the related warrants will be exercisable for 6,730,000 shares of common stock at such time as the Company's shareholders approve the increase in voting rights of Texas Pacific to 22.1%. The terms of the investment will prohibit the Company from paying cash dividends on its common stock . The investment is subject to various conditions, which include regulatory approvals, completion of the debt financing in the amount of $350 million.

      On February 6, 1998, the Company issued a $100 million senior secured increasing rate note due February 6, 1999 ("Bridge Note") and on March 30, 1998, issued an additional $100 million Bridge Note, pursuant to a Bridge Securities Purchase Agreement, dated as of February 6, 1998, as amended on March 30, 1998 ("Bridge Agreement"). The Company used the proceeds of the Bridge Notes to make capital contributions to certain of its HMO subsidiaries, to pay expenses in connection with the issuance and for general corporate purposes.
Pursuant to the Bridge Agreement, the Company is prohibited from paying cash dividends on its common stock so as long as any Bridge Notes are outstanding.

(16) Quarterly Information (Unaudited)

      Tabulated below are certain data for each quarter of 1997 and 1996.

                                                                      Quarters Ended
                                                -----------------------------------------------------------
                                                  Mar. 31         Jun. 30         Sep. 30          Dec. 31
                                                ----------       ---------       ---------        ---------
Year ended December 31, 1997:                     (In thousands, except membership and per share amounts)
   Net operating revenues ................      $  973,191       1,047,550       1,049,160        1,109,915
   Operating expenses ....................         927,520         998,712       1,196,198        1,573,355
   Net earnings (loss) ...................          34,379          37,175         (78,157)        (284,685)

   Per common and common equivalent share:
      Basic ..............................      $      .44             .48            (.99)           (3.58)
      Diluted ............................      $      .42             .45            (.99)           (3.58)

   Membership at quarter-end .............       1,738,800       1,833,500       1,942,600        2,008,100

Year ended December 31, 1996:
   Net operating revenues ................      $  651,364         715,114         800,006          866,085
   Operating expenses ....................         624,976         685,569         763,471          824,524
   Net earnings ..........................      $   18,517          22,458          26,650           31,998

   Per common and common equivalent share:
      Basic ..............................      $      .27             .30             .35              .42
      Diluted ............................      $      .25             .28             .33              .39

   Membership at quarter-end .............       1,200,400       1,321,100       1,442,200        1,535,500

Net operating revenues include premiums earned and third-party administration, net. Operating expenses include health care services and marketing, general and administrative expenses.

Unusual charges increased operating expenses by $41,618,000 in the fourth quarter of 1997 (see note 10).

                                  EXHIBIT INDEX

Exhibit No.                       Description of Document
-----------                       -----------------------

2           --Agreement of Plan and Merger, dated as of March 30, 1995, by and among Oxford Health Plans, Inc., OHP Acquisition Corporation and OakTree Health Plan, Inc., incorporated by reference to the
                Registrant's Registration Statement on Form S-3 (File No.
                33-92006)

3(i)        --Second Amended and Restated Certificate of Incorporation, as
                amended, of the Registrant, incorporated by reference to Exhibit
                3(a) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19442)

3(ii)(a)    --Amended and Restated By-laws of the Registrant*

4           --Form of Stock Certificate, incorporated by reference to
                Exhibit 4 of the Registrant's Registration Statement of Form S-1
                (File No. 33-40539).

10(a)       --Employment Agreement, dated August 14, 1996, between the
                Registrant and Stephen F. Wiggins, incorporated by reference to
                Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

10(b)       --Employment Agreement, dated August 14, 1996, between the
                Registrant and William M. Sullivan, incorporated by reference to
                Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

10(c)       --Employment Agreement, dated August 14, 1996, between the
                Registrant and Jeffery H. Boyd, incorporated by reference to
                Exhibit 10(c) of the Registrant's Form10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

10(d)       --Employment Agreement, dated August 14, 1996, between the
                Registrant and Robert M. Smoler, incorporated by reference to
                Exhibit 10(e) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

10(e)       --Employment Agreement, dated August 14, 1996, between the
                Registrant and David B. Snow, Jr., incorporated by reference to
                Exhibit 10(f) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

10(f)       --Employment Agreement, dated August 14, 1996 between the
                Registrant and Andrew B. Cassidy, incorporated by reference to
                Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

10(g)       --1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(h) of the Registrant's Annual Report on Form 10-K
                for the year ended December 31, 1995 (File No. 0-19442)

10(h)       --Letter Agreement, dated April 13, 1990, between the Registrant and Lincoln National Administrative Services Corporation,
                incorporated by reference to Exhibit 10(p) of the Registrant's
                Registration Statement on Form S-1 (File No. 33-40539)

10(i)       --Incentive Compensation Plan, adopted June 7, 1991,
                incorporated by reference to Exhibit 10(n) of the Registrant's
                Registration Statement on Form S-1 (File No. 33-40539)

10(j)       --Oxford Health Plans, Inc. 401(k) Plan, as amended,
                incorporated by reference to Exhibit 10(k) of the Registrant's
                Annual Report on Form 10-K for the year ended December 31, 1995
                (File No. 0-19442)

10(k)       --Non-Employee Directors Stock Option Plan, as amended,
                incorporated by reference to Exhibit 10(l)(ii) of the
                Registrant's Annual Report on Form 10-K for the year ended
                December 31, 1994 (File No. 0-19442)

10(l)       --Letter Agreement, dated April 18, 1990, between the Registrant and Phoenix Mutual Life Insurance Company, incorporated by reference to Exhibit 10(q) of the Registrant's Registration
                Statement on Form S-1 (File No. 33-40539)

10(m)       --Securities Purchase Agreement among Health Partners, Inc.,
                Foxfield Ventures, Inc., the Registrant and certain management investors, dated May 18, 1994, incorporated by reference to
                Exhibit 10 of the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 0-19442)

10(n)       --Agreement and Plan of Merger by and among FPA Medical
                Management, Inc., FPA Acquisition Corp. and Health Partners,
                Inc. dated as of July 1, 1997*

10(o)       --Bridge Securities Purchase Agreement, dated as of February 6,
                1998, between the Registrant and Oxford Funding, Inc.*- portions of this exhibit have been onitted pursuant to a request for confidential treatment.

10(p)       --Security Agreement, dated as of February 6, 1998, between the
                Registrant and Oxford Funding, Inc.*

10(q)       --Amendment No. 1, dated as of March 30, 1998, to the Bridge
                Securities Purchase Agreement, dated as of February 6, 1998, between the Registrant and Oxford Funding, Inc.*

Exhibit No.                     Description of Document
-----------                     -----------------------

10(r)       --Investment Agreement, dated as of February 23, 1998, between
                TPG Oxford LLC and the Registrant*

10(s)       --Registration Rights Agreement, dated as of February 23, 1998, between TPG Oxford LLC and the Registrant *

10(t)       --Employment Agreement, dated as of February 23, 1998, between the Registrant and Dr. Norman C. Payson*

10(u)       --Oxford Health Plans, Inc. Stock Option Agreement, dated
                February 23, 1998, by and between Dr. Norman C. Payson and the
                Registrant.*

10(v)       --Amendment, dated as of February 23, 1998, to Employment
                Agreement between the Registrant and William M. Sullivan*

10(w)       --Amendment, dated as of February 23, 1998, to Employment
                Agreement between the Registrant and Jeffery H. Boyd*

10(x)       --Employment Agreement, dated as of February 16, 1998, between the Registrant and Kevin F. Hickey*

10(y)       --Retirement, Consulting and Non-Competition Agreement, dated as of February 23, 1998, between the Registrant and Stephen F.
                Wiggins*

10(z)       --Employment Agreement, dated as of March 30,1998, by and between the Registrant and Marvin P. Rich*

21          --Subsidiaries of the Registrant*

23          --Consent of KPMG Peat Marwick LLP*

----------
     *    Filed herewith.