Form 10-K/A
period 1997-12-31
OXFORD HEALTH PLANS INC
filed 1998-04-03
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

As of March 24, 1998, there were 79,507,439 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,228,350,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
            Portions of Registrant's definitive Proxy Statement to be
                  filed pursuant to Regulation 14A (Part III)

                                     PART I

Item 1. BUSINESS

General

      Oxford Health Plans, Inc. ("Oxford" or the "Company"), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company providing health benefit plans in New York, New Jersey, Pennsylvania, Connecticut, New Hampshire, Florida and Illinois. The Company's product line includes its point-of-service plans, the Freedom Plan and the Liberty Plan, traditional health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), Medicare and Medicaid plans, third-party administration of employer-funded benefit plans ("self-funded health plans") and dental plans. The Company's principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854, and its telephone number is (203) 852-1442. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

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

      Management Changes

      Dr. Norman C. Payson has agreed to become Chief Executive Officer of the Company upon consummation of the Proposed Financing. Prior to closing, Dr. Payson is working as a consultant to the Company. At the closing, Dr. Payson will purchase 644,330 shares of the Company's common stock for an aggregate purchase price of $10 million. Dr. Payson was formerly a founder and the President and Chief Executive Officer of Healthsource, Inc. Upon consummation of the Proposed Financing, William M. Sullivan will serve as President of the Company.

      In February 1998, Fred F. Nazem, a director and formerly Chairman of the Executive Committee of the Company's Board of Directors, was elected non-executive Chairman of the Board, and the Executive Committee was disbanded. Stephen F. Wiggins, founder and formerly Chairman of the Board, continues to serve as a director.

      On March 30, 1998, Marvin P. Rich agreed to become Chief Administrative Officer of the Company. Mr. Rich was previously an Executive Vice President at K-Mart, Inc. and was an Executive Vice President at Wellpoint Health Networks, Inc. in charge of specialty companies and financial and information services.

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

      The Company further intends to attempt to reduce losses in its Medicare and Medicaid lines of business and in the New York mandated individual HMO and point-of-service plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has withdrawn from the Connecticut and New Jersey Medicaid programs effective April 1, 1998 and July 1, 1998, respectively. In its Pennsylvania Medicaid program, the Company has entered into an agreement to transfer the medical risk in that program to a third party. The Company has filed with the New York State Insurance Department proposed rate increases of 50% and 64% for its New York mandated individual HMO and point-of-service plans, respectively, as a result of rapidly rising medical costs in those plans. In the Medicare line of business, the Company does not intend to promote growth at the level of prior years as a consequence of significant operating losses in those programs in certain geographic areas. The Company is also actively pursuing certain provider contracts pursuant to which a significant portion of the medical cost risk of some of the Company's Medicare enrollment will be transferred to network providers.

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

      There can be no assurance that the Company will be successful in implementing the foregoing measures, in receiving the New York State Insurance Department's approval for premium increases for the mandated individual products, in implementing medical cost control measures and provider contracting initiatives, or in reducing administrative costs. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's operations and financial results, including ongoing financial losses. See "Management's Discussion and Analysis and Results of Operations-Liquidity and Capital Resources."

      Legal Proceedings

      See "Legal Proceedings" for a description of litigation and regulatory investigations and examinations involving the Company and certain of its directors and officers.

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

      HMOs

      Oxford offers HMO plans in each of the states in which it operates. The largest HMO commercial employer group accounted for 4.6% of total HMO premiums earned during 1997, while the ten largest HMO groups accounted for 22.0% of total HMO premiums earned in 1997. Commercial HMO membership approximated 270,400 members at December 31, 1997 compared with 192,300 members at the end of 1996. As a percentage of total premiums earned, HMO revenues were 11.1% in 1997, 10.7% in 1996 and 11.2% in 1995.

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

      Direct Sales Force; Telemarketing

      The Company maintains a direct sales staff of account executives and group service representatives. Account executives sell traditional HMO programs, the Company's Freedom and Liberty Plans, the PPO plans and self-funded medical plans. The direct sales force is organized into units in each of the Company's regions. Separate regional sales executives are responsible for each direct sales unit. The Company's marketing department develops television advertising, as well as direct mail advertising, targeted print advertisements and internally generated marketing publications for use by the direct sales force and by independent brokers and agents.

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

      In an effort to control increasing medical costs in its Medicare and Medicaid lines of business, the Company is actively pursuing provider contracts pursuant to which a significant portion of the medical cost risk of some of the Company's Medicare and Medicaid enrollment will be transferred to network providers or other risk sharing groups. The Company has entered into a contract transferring a substantial portion of the medical cost risk for its Pennsylvania Medicaid program to a third party. There can be no assurance that the Company will be successful in procuring such contracts and the operational difficulties experienced with risk sharing Partnerships described above could limit or delay the implementation of these contracts. There are also risks inherent in risk transfer arrangements, including the risk of nonperformance or insolvency of the party assuming risk and the risk that member satisfaction is negatively impacted. Further, the implementation of these contracts may require regulatory approval, and there can be no assurance such approval will be received without delay or the imposition of burdensome conditions.

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

      Delays in payment of provider claims and claims payment errors by the Company have created a significant number of provider complaints and a backlog in responding to such complaints. In addition, several medical societies have filed or stated that they intend to file purported "mass arbitrations" against the Company to resolve claims related issues of members physicians. See "Legal Proceedings". The Company is presently pursuing resolution of these issues but is unable to predict whether these developments or adverse publicity concerning the Company will have an adverse effect on its relations with its network providers, or cause provider disenrollment. For a description of advances made by the Company to certain network providers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

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

      In connection with its review of certain claims, the Company may compare the services rendered by its participating physicians to an independently developed pattern of treatment standards. This pattern of treatment analysis may allow the Company to identify procedures that were not consistent with a patient's diagnoses, as well as billing abuses. Separate claims auditing systems are utilized for certain hospital diagnosis related group payments and other surgical payments. Oxford utilizes a hospital bill audit program which has yielded savings with respect to hospital claims, through pricing reviews, medical chart audits and on-site hospital reviews. Oxford's claim auditing program includes a computer program that also seeks to identify aberrant physician billing practices, and helps isolate specific physicians who are not practicing and billing in a manner consistent with Oxford's health care philosophy. In addition, the Company maintains management information systems which help identify aberrant medical care costs. Not all cost control procedures are applied to all claims, depending on the size and type of claim, existing claim backlogs and other factors.

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

      The Mental Health Parity Act of 1996 ("MHPA") was signed into law on September 26, 1996. This law applies to group health plans and health insurance issuers and becomes effective for plan years beginning on or after January 1, 1998. MHPA prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. MHPA's requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements.

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

      Administrative Costs

        The Company expects that results will continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations. However, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond.

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

State Insurance Departments

      As previously reported by the Company, the New York State Insurance Department ("NYSID") is presently conducting its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID also issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. The NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and paid a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing. At this time, the Company cannot predict the outcome of such continuing review. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance. The NYSID is presently conducting an examination of Oxford's finances and will focus on adequacy of reserves for medical costs payable, premiums receivable and provider advances. The NYSID is expected to issue a report in the coming months.

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

      As previously reported, the Company entered into an Assurance of Discontinuance, effective July 25, 1997, with the Attorney General under which the Company agreed to pay interest at 9% per annum on provider clean claims not paid by Oxford within 30 days on its New York commercial and Medicaid lines of business until January 22, 1998. Thereafter, the Company's obligations to make prompt payments are governed by applicable New York law. See "Recent Regulatory Developments". In addition, contemporaneously, the Company agreed to pay varying interest rates to providers in Connecticut, New Jersey, New Hampshire and Pennsylvania.

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

        On July 24, 1997, Oxford and plaintiffs reached a settlement in principle of the class claims wherein Oxford agreed to pay, from September 1, 1997 to January 1, 2000, interest at certain specified rates to physicians who did not receive payments from Oxford within certain specified time periods after submitting "clean claims" (a term that was to be applied in a manner consistent with certain industry guidelines). Moreover, Oxford agreed to provide to plaintiffs' counsel, on a confidential basis, certain financial information that Oxford believed would demonstrate that Oxford acted within its contractual rights in making decisions on payments withheld from plaintiffs and members of the alleged class. The settlement in principle provides that, if plaintiffs' counsel reasonably does not agree with Oxford's belief in this regard, plaintiffs retain the right to proceed individually (but not as a class) against Oxford by way of arbitration. Oxford has supplied financial information to plaintiffs' counsel and has exchanged draft settlement papers with plaintiffs' counsel. The parties have not yet submitted final settlement papers to the Court.

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

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "OXHP." The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the Nasdaq National Market. Prices have been adjusted to reflect the two-for-one stock split in 1996 effectuated by the distribution of a dividend of one share of common stock for each share of common stock outstanding. See note 5 to consolidated financial statements.

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

Item 6  SELECTED CONSOLIDATED FINANCIAL DATA

The statement of operations data and balance sheet data set forth below for each year in the five-year period ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company. The information below has been restated to reflect the merger in July 1995 with OakTree Health Plan, Inc. in a pooling of interests transaction (see note 8 to consolidated financial statements) and is qualified by reference to and should be read in conjunction with the consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                       1997              1996             1995              1994              1993
------------------------------------------------------------------------------------------------------------------------------------
                                                       (In thousands, except per share amounts and operating statistics)
Revenues and Earnings:
   Operating revenues ........................    $  4,179,816         3,032,569        1,745,975          752,832          307,622
   Investment and other income, net ..........          60,330            42,620           19,711            7,479            6,215
   Net earnings (loss) .......................    $   (291,288)           99,623           52,398           28,231           12,347
Financial Position:
   Working capital ...........................    $     80,803           451,957          103,448           71,731           63,192
   Total assets ..............................       1,397,989         1,356,397          611,149          331,084          170,579
   Common shareholders' equity ...............    $    349,216           598,170          220,033          132,394           94,655
Net Earnings (Loss) Per Common Share (1):
   Basic .....................................    $      (3.70)             1.34              .78              .43              .19
   Diluted ...................................    $      (3.70)             1.25              .71              .40              .18
   Weighted average number of
     common shares outstanding:
       Basic .................................          78,635            74,285           67,450           65,410           63,542
       Diluted ...............................          78,635            79,662           73,344           70,554           67,804
Operating Statistics:
   Enrollment ................................       2,008,100         1,535,500        1,007,700          513,000          221,330
   Fully insured member months ...............      21,584,700        15,604,400        9,338,610        4,101,863        1,715,761
   Self-funded member months .................         602,900           474,200          514,200          524,000          401,000
   Number of contracted physicians ...........          65,000            37,700           29,900           21,000           11,500
   Medical-loss ratio (2) ....................            94.0%             80.1%            77.5%            74.1%            73.2%

(1) Per share amounts and weighted average number of common share amounts have been restated to reflect the two-for-one stock splits in 1996, 1995 and 1993.
(2)  Defined as health care services expense as a percentage of premiums earned.

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

      The following table provides certain statement of operations data expressed as a percentage of total revenues and the medical-loss ratio for the years indicated:

                                                      Years Ended December 31
                                                      -----------------------
Revenues:                                             1997      1996      1995
                                                     -----     -----     -----
    Premiums earned ..............................    98.3%     98.3%     98.2%
    Third-party administration, net ..............      .3        .3        .7
    Investment and other income, net .............     1.4       1.4       1.1
                                                     -----     -----     -----
    Total revenues ...............................   100.0     100.0     100.0
                                                     -----     -----     -----
Expenses:
    Health care services .........................    92.4      78.7      76.2
    Marketing, general and administrative ........    17.4      15.5      18.4
    Unusual charges - write-down of assets .......     1.0        --        --
                                                     -----     -----     -----
    Total expenses ...............................   110.8      94.2      94.6
                                                     -----     -----     -----
    Operating earnings (loss) ....................   (10.8)      5.8       5.4

    Income (loss) from affiliate .................      .6       (.1)      (.2)
                                                     -----     -----     -----
    Earnings (loss) before income taxes ..........   (10.2)      5.7       5.2
    Income tax expense (benefit) .................    (3.3)      2.4       2.2
                                                     -----     -----     -----
    Net earnings (loss) ..........................    (6.9)%     3.3%      3.0%
                                                     =====     =====     =====

Medical-loss ratio ...............................    94.0%     80.1%     77.5%
                                                     =====     =====     =====

      The medical-loss ratio for 1997 reflects significant additions to the Company's reserves recorded in 1997. A portion of the reserve additions in 1997 represents revisions to estimates for claims incurred in prior years. Accordingly, the medical-loss ratios on an incurred basis would be different from those shown above.

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

      The Company does not anticipate revenue growth at the level of prior years in its Medicare programs because the Company's priority in 1998 will be to attempt to strengthen its service and systems infrastructure and mitigate operating losses. Medicare enrollment could also be adversely affected, perhaps substantially so, by customer concern over recently publicized operating losses and provider dissatisfaction, changes to the Company's Medicare provider network in certain counties and medical management policies designed to better control medical costs and HCFA's recent site examination of the Company, among other factors. See "Business-Government Regulation".

        Premium yields in the Company's Medicaid business in New Jersey and Connecticut will be unchanged in 1998. The Company has notified the relevant regulatory authorities that it will not renew its Medicaid risk contracts in Connecticut and New Jersey due to unfavorable premium and medical expense trends. The Company will, therefore, be withdrawing from those programs effective April 1, 1998 for Connecticut and July 1, 1998 for New Jersey. At December 31, 1997, the Company had approximately 33,000 Connecticut Medicaid members and 46,100 New Jersey Medicaid members. The Company expects that premium yields in the Company's New York Medicaid program (approximately 43,500 members at December 31, 1997) will be increased 4% effective April 1, 1998. The Company expects that premium yields in the Company's Pennsylvania Medicaid program (approximately 67,000 members at December 31, 1997) were increased 7% effective January 1, 1998. No assurances can be given regarding prospective premium yields from these programs.

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

      Health care services expense stated as a percentage of premiums earned (the "medical-loss ratio") was 94.0% for the year ended December 31, 1997 compared with 80.1% for the year ended December 31, 1996. Overall per member per month revenue in 1997 was substantially unchanged from 1996, however, overall per member per month health care services expenses increased 16.9% to $181.38 in 1997 from $155.16 in 1996. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represent revisions to estimates for claims incurred in prior years. The Company's paid and received claims data and revised estimates show significant increases in medical costs in 1996 and 1997 in the Company's Medicare, Medicaid and New York Mandated Plans. The Company estimates that its per member per month medical costs increased 13.1% in 1996 and 21.4% in 1997 in its Medicare programs. In its New York Mandated

Plans and its Medicaid programs the Company's per member per month medical costs increased 49.1% and 17.3%, respectively, in 1997. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs of 20.7% and 18.5% in 1996 and 1997, respectively. The Company reviews its ultimate claims liability in light of its claims payment history and other factors, and any resulting adjustments are included in the results of operations for the period in which such adjustments are made. The Company believes it has made adequate provision for medical costs as of December 31, 1997. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations and such additions would also be included in the results of operations for the period in which such adjustments are made. See "Business - Government Regulation" and "Legal Proceedings".

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

      Effective January 1, 1997, the New York Health Care Reform Act of 1996 (the "Act") requires that the Company make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. As contemplated by the Act, the Company has substantially completed the negotiation of adjustments to rates paid to network hospitals in New York to reflect elimination of these surcharges. These adjustments were generally effective as of January 1, 1997, but they are not expected to result in savings equal to the cost of the surcharges. Accordingly, the Company has filed for increases of between 2% and 3.2% in certain of its commercial premium rates in New York in addition to normal trend increases in view of the increases in costs attributable to the Act. See "Government Regulation".

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

        The income tax benefit for 1997 was $140.3 million, or approximately 32.5% of the Company's pretax loss in 1997. This is lower than the 42.1% effective tax rate for 1996 since, due to the Company's significant net loss, the Company established a valuation allowance related to state net operating loss carryforwards. Management believes that it is more likely than not that future operations will generate sufficient taxable income (estimated to be $330 million) to utilize the unreserved net deferred tax assets.

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

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

            The following tables show plan revenues earned and membership by product:

                                                      Years Ended
                                                      December 31
                                               -------------------------    Percent
                                                  1996            1995      Increase
                                               ----------       --------    --------
Plan Revenues:                                        (In thousands)
    Freedom Plan .........................     $1,849,167      1,113,432      66.1%
    HMOs .................................        322,288        193,404      66.6
    Medicare .............................        599,824        247,090     142.8
    Medicaid .............................        250,889        180,172      39.2
                                               ----------      ---------
      Total premium revenues .............      3,022,168      1,734,098      74.3
    Third-party administration, net ......         10,401         11,877     (12.4)
                                               ----------      ---------
      Total plan revenues ................     $3,032,569      1,745,975      73.7%
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

Inflation

      Although the rate of inflation has remained relatively stable in recent years, health care costs have been rising at a higher rate than the consumer price index. In particular, the Company has experienced significant increases in medical costs in its Medicare, Medicaid, and New York Mandated Plans. The Company employs various means to reduce the negative effects of inflation. The Company has in prior years increased overall commercial premium rates when practicable in order attempt to maintain margins; nevertheless, these rate increases have tended to be below those of traditional indemnity health plans and comparable to competing health plans, thereby maintaining the Company's competitive position. The Company's cost control measures and risk-sharing arrangements with various health care providers may mitigate the effects of inflation on its operations. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

Liquidity and Capital Resources

      Cash used by operations during 1997 aggregated $152.6 million, contributing to a reduction in cash and cash equivalents and short-term investments to $639.9 million at December 31, 1997 from $839.5 million at December 31, 1996. In addition, cash used for capital expenditures totaled $101.9 million during 1997. This amount was used primarily for computer equipment and software, reflecting the Company's ongoing need to upgrade and maintain its information systems to support its rapid growth. In addition, significant expenditures were incurred for leasehold improvements related to the Company's headquarters in Norwalk, Connecticut, and existing regional offices, and to expansion of regional offices in Hooksett, New Hampshire and Hidden River, Florida. The Company currently anticipates that capital expenditures for 1998, a significant portion of which will be devoted to management information systems and leasehold improvements, will be less than the amount incurred in 1997.

      Cash amounts aggregating $24.0 million have been segregated as restricted investments to comply with federal and state regulatory requirements. In addition, the Company's subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

      Premiums receivable at December 31, 1997 decreased to $275.6 million from $315.1 million at December 31, 1996 primarily due to adjustments relating to group and individual member terminations and non-paying group and individual members previously discussed.

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

      The Company's medical costs payable, before netting advance claim payments of $203 million, was $965.9 million as of December 31, 1997 (including $859.0 million for IBNR) compared with $624.4 million as of December 31, 1996 (including $551.1 million for IBNR). The increase in medical costs payable reflects additions to the Company's medical claim reserves during the third and fourth quarters of 1997 totaling $327 million.

      The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and increases in membership. The liability is also affected by shared risk arrangements under Private Practice Partnerships ("Partnership"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) and, in the case of Partnership providers subject to deficits, has established reserves to account for delays or other impediments to recovery of those deficits. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liability. However, the Company's rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making medical costs payable reserve estimates.

      During the fourth quarter of 1997, the Company made cash contributions to the capital of its HMO subsidiaries aggregating $65.7 million and contributed the outstanding capital stock of Oxford Health Insurance, Inc. to Oxford Health Plans (NY), Inc. to increase Oxford NY's surplus. Since December 31, 1997, the Company has funded additional contributions of cash and marketable securities (recorded at fair market value on the date of contribution) totaling $243.4 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus as of December 31, 1997 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The contributions in 1998 were made with the proceeds of the issuance of $200 million of senior secured notes ("Bridge Notes") under the Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation ("DLJ"), as amended on March 30, 1998 (the "Bridge Agreement"). The Bridge Notes mature on February 6, 1999 and bear interest at prime plus 2.5% per annum during the first three months, and thereafter the spread over prime will increase by 0.5% every three months; provided, however, that the per annum interest rate will not be less than 10.5%, nor more than 17%. In connection with the issuance of the Bridge Notes, the Company has paid and will pay commitment and other fees to DLJ and has granted a security interest in the stock of certain subsidiaries and certain other assets of the Company. The Bridge Agreement contains various covenants, financial maintenance requirements and other restrictions, including, among others, a covenant prohibiting the payment of dividends on the Company's common stock and a covenant with respect to steps to be taken to refinance the Bridge Notes under certain circumstances. If the Investment Agreement referred to below is terminated or amended or the transactions thereunder are not consummated by June 30, 1998 (subject to extension), and in certain other circumstances, DLJ would be entitled to elect 33% of the total number of directors and the Company would be required to deliver a resolution of the Company's Board of Directors adopting a plan or proposal for refinancing the borrowings under the Bridge Notes, through the issuance of debt or equity securities or the entering into a strategic transaction acceptable to DLJ, and retain DLJ to effect the implementation of such plan or proposal.

      The Company expects that additional capital contributions to the subsidiaries will be required as the result of expected operating losses in 1998. Further, additional capital contributions will be required if there is an increase in the nonadmissible assets of the Company's subsidiaries or a need for reserve strengthening as the result of regulatory action or otherwise. See "Business--Government Regulation". Additional capital will also be required to fund capital expenditures and repay the Bridge Notes, which mature on February 6, 1999.

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

Year 2000 Date Conversion

      The Company is currently conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" date conversion and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing and will utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has not completed its assessment of the Year 2000 date conversion. Accordingly, the Company cannot estimate its Year 2000 compliance expense and the related potential effect on the Company's results of operations.

      The Company is communicating with certain material vendors to determine the extent to which the Company may be vulnerable to such vendors' failure to resolve their own "Year 2000" issues. The Company will attempt to mitigate its risk with respect to the failure of such vendors to be "Year 2000" compliant. The effect, if any, is not reasonably estimable at this time.

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

      3.    Exhibits - see exhibit index on page 57.

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

      In a report on Form 8-K dated November 4, 1997 and filed on November 6, 1997, the Company reported under Item 5 "Other Events" that the Company received from the Office of the Attorney General of the State of New York a subpoena duces tecum requiring the production of various documents, records and materials; its third quarter earnings press release; and the resignation of its chief financial officer.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 1998.

                                                 OXFORD HEALTH PLANS, INC.

                                                 By: /s/ WILLIAM M. SULLIVAN
                                                    ----------------------------
                                                         William M. Sullivan
                                                         Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on April 2, 1998.

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


    /s/ JAMES B. ADAMSON                         Director
-------------------------------------------
        James B. Adamson


    /s/ ROBERT B. MILLIGAN, JR                   Director
-------------------------------------------
        Robert B. Milligan, Jr.


    /s/ FRED F. NAZEM                            Director
-------------------------------------------
        Fred F. Nazem


    /s/ MARCIA J. RADOSEVICH                     Director
-------------------------------------------
        Marcia  J. Radosevich, Ph.D.


    /s/ BENJAMIN H. SAFIRSTEIN                   Director
-------------------------------------------
        Benjamin H. Safirstein


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


                                                           KPMG Peat Marwick LLP

Stamford, Connecticut
February 23, 1998, except
   as to the last paragraph of
   note 15, which is as of March 30, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                        (In thousands, except share data)

                                      Assets
                                                                      1997           1996
                                                                  -----------    -----------
Current assets:
   Cash and cash equivalents ..................................   $     4,141         72,160
   Short-term investments - available-for-sale, at market value       635,743        767,312
   Premiums receivable, net ...................................       275,646        315,126
   Other receivables ..........................................        45,418         26,343
   Prepaid expenses and other current assets ..................        10,097          5,814
   Refundable income taxes ....................................       120,439             --
   Deferred income taxes ......................................        38,092         23,429
                                                                  -----------    -----------
       Total current assets ...................................     1,129,576      1,210,184
                                                                  -----------    -----------

Property and equipment, at cost:
   Land and buildings .........................................         2,313            226
   Furniture and fixtures .....................................        32,298         24,472
   Equipment ..................................................       176,803        104,902
   Leasehold improvements .....................................        61,605         45,093
                                                                  -----------    -----------
                                                                      273,019        174,693
   Less accumulated depreciation and amortization .............       125,926         69,739
                                                                  -----------    -----------
       Net property and equipment .............................       147,093        104,954
                                                                  -----------    -----------

Deferred income taxes .........................................        86,406          5,700
Other noncurrent assets .......................................        34,914         35,559
                                                                  -----------    -----------
       Total assets ...........................................   $ 1,397,989      1,356,397
                                                                  ===========    ===========

                    Liabilities and Shareholders' Equity
Current liabilities:
   Medical costs payable ......................................   $   762,959        624,359
   Trade accounts payable and accrued expenses .................      152,152         51,256
   Income taxes payable .......................................            --          9,902
   Unearned premiums ..........................................       124,603         63,052
   Deferred income taxes ......................................         9,059          9,658
                                                                  -----------    -----------
       Total current liabilities ..............................     1,048,773        758,227
                                                                  -----------    -----------

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares            --             --
   Common stock, $.01 par value, authorized 400,000,000
     shares; issued and outstanding 79,474,439 in 1997
     and 77,376,282 in 1996 ...................................           795            774
   Additional paid-in capital .................................       437,653        391,602
   Retained earnings (deficit) ................................       (95,498)       195,790
   Unrealized net appreciation of investments .................         6,266         10,004
                                                                  -----------    -----------
       Total shareholders' equity .............................       349,216        598,170
                                                                  -----------    -----------
       Total liabilities and shareholders' equity .............   $ 1,397,989      1,356,397
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
                      (In thousands, except per share data)

                                                      1997          1996           1995
                                                  -----------    -----------    -----------
Revenues:
   Premiums earned ............................   $ 4,167,224      3,022,168      1,734,098
   Third-party administration, net ............        12,592         10,401         11,877
   Investment and other income, net ...........        60,330         42,620         19,711
                                                  -----------    -----------    -----------
     Total revenues ...........................     4,240,146      3,075,189      1,765,686
                                                  -----------    -----------    -----------

Expenses:
   Health care services .......................     3,916,742      2,421,167      1,344,669
   Marketing, general and administrative ......       737,425        477,373        325,643
   Unusual charges - write-down of assets .....        41,618             --             --
                                                  -----------    -----------    -----------
     Total expenses ...........................     4,695,785      2,898,540      1,670,312
                                                  -----------    -----------    -----------

Operating earnings (loss) .....................      (455,639)       176,649         95,374

Equity in net loss of affiliate ...............        (1,140)        (4,600)        (3,873)
Gain on sale of affiliate .....................        25,168             --             --
                                                  -----------    -----------    -----------
Earnings (loss) before income taxes ...........      (431,611)       172,049         91,501
Income tax expense (benefit) ..................      (140,323)        72,426         39,103
                                                  -----------    -----------    -----------
Net earnings (loss) ...........................   $  (291,288)        99,623         52,398
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

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                              1997         1996         1995
                                                                           ---------    ---------    ---------
Cash flows from operating activities:
   Net earnings (loss) .................................................   $(291,288)      99,623       52,398
   Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization ...................................      61,045       42,886       23,014
       Write-down of assets ............................................      41,618           --           --
       Deferred income taxes ...........................................     (75,279)     (13,196)      (6,123)
       Provision for doubtful accounts .................................      25,000        4,505        2,682
       Equity in net loss of affiliate .................................       1,140        4,600        3,873
       Realized gain on sale of investments ............................     (28,736)      (4,734)      (3,365)
       Gain on sale of affiliate .......................................     (25,168)          --           --
       Other, net ......................................................         245          480          274
       Changes in assets and liabilities, net of effect of acquisitions:
          Premiums receivable ..........................................      25,942     (223,353)     (49,938)
          Other receivables ............................................     (18,320)     (11,083)      (9,894)
          Prepaid expenses and other current assets ....................      (3,928)      (2,251)      (2,157)
          Other noncurrent assets ......................................      (3,959)      (3,747)      (3,610)
          Medical costs payable ........................................     116,387      323,851      134,854
          Trade accounts payable and accrued expenses ..................      84,967       14,764       19,325
          Income taxes payable/refundable ..............................    (123,624)      42,098       14,216
          Unearned premiums ............................................      61,378       12,753       38,894
                                                                           ---------    ---------    ---------
            Net cash provided (used) by operating activities ...........    (152,580)     287,196      214,443
                                                                           ---------    ---------    ---------

Cash flows from investing activities:
   Capital expenditures ................................................    (101,946)     (48,348)     (83,946)
   Purchases of available-for-sale securities ..........................    (589,690)    (794,099)    (255,841)
   Sales of available-for-sale securities ..............................     756,174      311,783       96,182
   Maturities of available-for-sale securities .........................      34,621       33,298       36,340
   Maturity of long-term investment ....................................          --           --       13,505
   Acquisitions, net of cash acquired ..................................     (14,034)          --           --
   Investments in and advances to unconsolidated affiliates ............     (19,842)     (18,597)      (8,243)
   Other, net ..........................................................      (1,986)         723          175
                                                                           ---------    ---------    ---------
            Net cash provided (used) by investing activities ...........      63,297     (515,240)    (201,828)
                                                                           ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock ..............................          --      220,539           --
   Proceeds from exercise of stock options .............................      21,264       21,215       10,491
                                                                           ---------    ---------    ---------
            Net cash provided by financing activities ..................      21,264      241,754       10,491
                                                                           ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ...................     (68,019)      13,710       23,106
Cash and cash equivalents at beginning of period .......................      72,160       58,450       35,344
                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of period .............................   $   4,141       72,160       58,450
                                                                           =========    =========    =========

Supplemental schedule of noncash investing and financing activities:
   Unrealized appreciation (depreciation) of short-term investments ....   $   6,336        5,288       16,192
   Tax benefit realized on exercise of stock options ...................      24,808       33,624       14,547
   Sale of affiliate in a pooling-of-interests transaction .............      38,442           --           --
   One-for-one stock dividend ..........................................   $      --          348          166

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

      (b) Premium revenue. Membership contracts are generally on a yearly basis subject to cancelation by the employer group or Oxford upon 30 days written notice. Premiums are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of amounts estimated for termination of members and groups. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts. Unearned premiums represent the portion of premiums received for which Oxford is not obligated to provide services until a future date.

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

      Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported claims. The Company estimates the amount of the provision for incurred but not reported claims

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, expected medical cost inflation, seasonality patterns and increases in membership. The estimates for submitted claims and incurred but not reported claims are made on an accrual basis and adjusted in future periods as required. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements through Private Practice Partnerships. Amounts advanced to providers for delayed claims, which are net of a valuation reserve of $10,000,000, have been applied against medical claims payable in the accompanying balance sheet and aggregated $203,355,000 at December 31, 1997. Management believes that the Company's reserves for medical costs payable are adequate to satisfy its ultimate claim liability.

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

      (f) Financial instruments. The Company has determined that the marketable equity and fixed income securities included in short-term investments might be sold prior to maturity to support its investment strategies. Accordingly, such investments have been classified as available-for-sale and are carried at fair market value based on quotations obtained from brokers for those or similar instruments, and the unrealized appreciation or depreciation, net of deferred income taxes, has been charged to a separate component of shareholders' equity.

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

      (i) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to more likely than not be realized.

      (j) Impairment of long-lived assets and assets to be disposed of. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net nondiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. (See note 8).

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

      The methods and assumptions used to estimate the fair value of each class of financial instruments are described in note 2. The following is a summary of available-for-sale securities as of December 31, 1997 and 1996:

                                                          Gross         Gross
                                        Amortized       Unrealized     Unrealized         Fair
                                          Cost            Gains          Losses           Value
                                        ---------       ----------     ----------       --------
                                                              (In thousands)
December 31, 1997:
  U.S. government obligations ..        $252,817           1,863             256         254,424
  Corporate obligations ........         140,434           1,276             307         141,403
  Municipal tax-exempt bonds ...         171,037           2,425              35         173,427
                                        --------        --------        --------        --------
    Total debt securities ......         564,288           5,564             598         569,254
  Equity securities ............          60,834           6,027             372          66,489
                                        --------        --------        --------        --------
    Total short-term investments        $625,122          11,591             970         635,743
                                        ========        ========        ========        ========

December 31, 1996:
  U.S. government obligations ..        $357,944           1,739             741         358,942
  Corporate obligations ........         150,662             782             574         150,870
  Municipal tax-exempt bonds ...         188,441           1,561             115         189,887
                                        --------        --------        --------        --------
    Total debt securities ......         697,047           4,082           1,430         699,699
  Equity securities ............          53,309          15,360           1,056          67,613
                                        --------        --------        --------        --------
    Total short-term investments        $750,356          19,442           2,486         767,312
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

(4) Income Taxes

Income tax expense (benefit) consists of:   Current         Deferred           Total
                                            -------         --------           -----
                                                        (In thousands)
      Year ended December 31,1997:
          Federal .................        $(68,604)         (78,577)        (147,181)
          State and local .........           3,560            3,298            6,858
                                           --------         --------         --------
            Total .................        $(65,044)         (75,279)        (140,323)
                                           ========         ========         ========
      Year ended December 31, 1996:
          Federal .................        $ 64,358          (10,093)          54,265
          State and local .........          21,264           (3,103)          18,161
                                           --------         --------         --------
            Total .................        $ 85,622          (13,196)          72,426
                                           ========         ========         ========
      Year ended December 31, 1995:
          Federal .................        $ 34,672           (4,743)          29,929
          State and local .........          10,554           (1,380)           9,174
                                           --------         --------         --------
            Total .................        $ 45,226           (6,123)          39,103
                                           ========         ========         ========

      For the years ended December 31, 1997, 1996 and 1995, cash payments for income taxes, net of refunds received were $66,927,000, $51,931,000 and $35,132,000, repectively.

      Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings (loss) before income taxes as a result of the following:

                                                             1997              1996             1995
                                                          ---------         ---------         ---------
                                                                          (In thousands)
Income tax expense (benefit) at statutory tax rate        $(151,064)           60,217            32,025
Write-off of goodwill ............................            9,895                --                --
State and local income taxes, net
   of federal income tax benefit .................            4,458            11,805             5,963
Nontaxable gain on sale of affiliate .............           (4,104)               --                --
Equity in net loss of affiliate ..................              399             1,610             1,356
Tax-exempt interest on municipal bonds ...........           (2,484)           (1,630)             (726)
Other, net .......................................            2,577               424               485
                                                          ---------         ---------         ---------
Actual income tax expense (benefit)...............        $(140,323)           72,426            39,103
                                                          =========         =========         =========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1997 and 1996 are as follows:

                                                        1997               1996
                                                      ---------         ---------
                                                              (In thousands)
Deferred tax assets:
   Net operating loss carryforwards ..........        $  99,895                --
   Medical costs payable .....................           16,440            11,467
   Allowance for doubtful accounts ...........           11,799                --
   Unearned premiums .........................           10,509             5,790
   Trade accounts payable and accrued expenses            8,361             5,073
   Write-down of investment in affiliate .....            5,618                --
   Losses of unconsolidated affiliate ........               --             4,837
   Property and equipment ....................            3,404             3,593
   Other .....................................            5,368             3,206
                                                      ---------         ---------
       Total gross deferred tax assets .......          161,394            33,966
   Valuation allowance .......................          (36,896)           (4,837)
                                                      ---------         ---------
       Total deferred tax assets .............          124,498            29,129
                                                      ---------         ---------

Deferred tax liabilities:
   Unrealized appreciation of short-term
        investments ..........................            4,354             6,952
   Gain on sale of affiliate .................            4,705                --
   Other .....................................               --             2,706
                                                      ---------         ---------
       Total deferred tax liabilities ........            9,059             9,658
                                                      ---------         ---------
       Net deferred tax assets ...............        $ 115,439            19,471
                                                      =========         =========

        The Company has federal net operating loss carryfowards of approximately $205 million which will be available to offset future taxable income and expire in the year 2012. The Company's state net operating loss carryfowards expire in various periods from 1998 to 2012.

        The valuation allowance as of December 31,1997 relates to state net operating losses and the state tax effect of the Company's net deductible temporary differences. Due to the limited net operating loss carryforward period in some of the states in which the Company operates, management does not believe it is more likely than not that these benefits will be realized. At December 31, 1996, the valuation allowance related to the Company's equity in the cumulative losses of Health Partners, Inc., which was disposed of in the fourth quarter of 1997.

        At December 31, 1997 and 1996, there were no other valuation allowances associated with the deferred tax assets as management believes that it is more likely than not that future operations will generate sufficient taxable income to utilize the unreserved net deferred tax assets. The amount of future taxable income necessary during the carryfoward period to utilize the unreserved net deferred tax assets is approximately $330,000,000.

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

                                                                                          1997      1996        1995
                                                                                         -----     ------      -----
         Net earnings  (loss) (000)                  As reported.......................$(291,288)    99,623    52,398
                                                     Pro forma.........................$(315,188)    90,011    49,416

         Basic earnings (loss) per share             As reported.......................$  (3.70)     1.34         .78
                                                     Pro forma.........................$  (4.01)     1.21         .73

         Diluted earnings (loss) per share           As reported.......................$  (3.70)     1.25         .71
                                                     Pro forma.........................$  (4.01)     1.13         .67

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
                                                                                     ==========

(8) Acquisitions

      As of August 1, 1997, the Company acquired all of the outstanding stock of Compass PPA, Incorporated, the holding company for a Chicago-based HMO for approximately $8,200,000 in cash. The acquisition was recorded as a purchase and goodwill of approximately $24,100,000 resulted. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, therefore,

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined the carrying amount of its investment is not recoverable. Accordingly, the Company, as of December 31, 1997 wrote off the remaining unamortized goodwill of $23,427,000.

      On November 3, 1997, the Company acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, for approximately $5,300,000 in cash. The acquisition was recorded as a purchase and resulted in goodwill of approximately $3,894,000. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, therefore, determined that the carrying amount of its investment is not recoverable. Accordingly, the Company, as of December 31,1997, wrote off the goodwill of $3,894,000.

      Results of operations of the companies acquired by the purchase method have been included from the date of acquisition. The proforma effects of the acquisitions on the consolidated results of operations for the years ended December 31, 1997, 1996 and 1995, assuming these acquisitions had occurred as of January 1, 1995, are not material and have not been presented.

      On July 3, 1995, the Company issued 1,177,047 shares of its common stock in connection with the merger of a wholly-owned subsidiary of the Company with OakTree Health Plan, Inc., the holding company for a Philadelphia-based HMO. The merger has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of OakTree for all periods prior to the merger. Separate operating revenues, net earnings and other changes in shareholders' equity for all periods presented prior to the merger are not material and have not been presented.

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

(12) Regulatory and Contractual Capital Requirements

      Certain restricted investments at December 31, 1997 and 1996 are held on deposit with various financial institutions to comply with federal and state regulatory requirements. As of December 31, 1997, a total of $24,006,000 in cash was so restricted. With respect to Oxford NY, the amount of cash required to be available in addition to restricted investments is based on a formula established by the State of New York. These additional cash requirements amounted to approximately $155,612,000 and $106,200,000 at December 31, 1997 and 1996, respectively, and are included in short-term investments.

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

      Since December 31, 1997, the Company has made additional contributions of cash and marketable securities (recorded at fair market value on the date of contribution) of approximately $160,391,000 (see note 15). The capital contributions were made to ensure that each subsidiary had sufficient surplus as of December 31, 1997 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets.

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

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Contingencies

      Following the October 27, 1997 decline in the price per share of the Company's common stock, several purported securities class action lawsuits were filed against the Company and certain of its officers in the United States District Courts for the Eastern District of New York, the Southern District of New York and the District of Connecticut. Since that time, plaintiffs have filed additional securities class action lawsuits against Oxford and certain of its directors and officers in the United States District Courts for the Southern District of New York, the Eastern District of New York, the Eastern District of Arkansas, and the District of Connecticut. The Company anticipates that additional purported shareholder derivative actions containing similar allegations may be filed. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, the Company is currently being investigated and is undergoing examinations by various state and federal agencies. The outcome of these examinations and investigations cannot be predicted at this time.

      The Company is involved in other legal actions in the normal course of business, some of which seek monetary damages, including claims for punitive damages which are not covered by insurance. The Company believes any ultimate liability associated with these actions would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(15) Subsequent Events

     As of February 23, 1998, the Company signed a definitive agreement with the investment firm Texas Pacific Group providing that Texas Pacific will purchase $350 million in preferred stock issued as Series A and Series B with dividend rates of 8% and 9% respectively. The preferred shares also come with warrants to acquire 22.5 million shares of Oxford common stock with an exercise price of $17.75. This price represents a 5% premium over the average trading price of Oxford shares for 30 trading days ended February 20, 1998. The exercise price is to become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Series A Preferred Stock will carry a dividend of 8% and will be issued with warrants to purchase 15,800,000 shares of common stock, or 19.9% of the present outstanding voting power of the Company's common stock. The Series A Preferred Stock will have 16.6% of the combined voting power of the Company's outstanding common stock and the Series A shares. The Series B Preferred Stock, which will be issued with warrants to purchase non-voting junior participating preferred stock, is non-voting and will carry a dividend of 9%. The Series B Preferred Stock will become voting, the dividend rate will decrease to 8% and the related warrants will be exercisable for 6,730,000 shares of common stock at such time as the Company's shareholders approve the increase in voting rights of Texas Pacific to 22.1%. The terms of the investment will prohibit the Company from paying cash dividends on its common stock. The investment is subject to various conditions, which include regulatory approvals and completion of a debt financing in the amount of $350 million. Closing is not subject to shareholder approval.

      On February 6, 1998, the Company issued a $100 million senior secured increasing rate note due February 6, 1999 ("Bridge Note") and on March 30, 1998, issued an additional $100 million Bridge Note, pursuant to a Bridge Securities Purchase Agreement, dated as of February 6, 1998, as amended on March 30, 1998 ("Bridge Agreement"). The Company used the proceeds of the Bridge Notes to make capital contributions to certain of its HMO subsidiaries, to pay expenses in connection with the issuance and for general corporate purposes. A portion of the March 30, 1998 proceeds aggregating $83,000,000 was used to make capital contributions to certain of its HMO subsidiaries, bringing total capital contributions since December 31, 1997 to $243,391,000. Pursuant to the Bridge Agreement, the Company is prohibited from paying cash dividends on its common stock so long as any Bridge Notes are outstanding.

(16) Quarterly Information (Unaudited)

      Tabulated below are certain data for each quarter of 1997 and 1996.

                                                                      Quarters Ended
                                                -----------------------------------------------------------
                                                  Mar. 31         Jun. 30         Sep. 30          Dec. 31
                                                ----------       ---------       ---------        ---------
                                                 (In thousands, except membership and per share amounts)
Year ended December 31, 1997:
   Net operating revenues ................      $  973,191       1,047,550       1,049,160        1,109,915
   Operating expenses ....................         927,520         998,712       1,196,198        1,573,355
   Net earnings (loss) ...................          34,379          37,175         (78,157)        (284,685)

   Per common and common equivalent share:
      Basic ..............................      $      .44             .48            (.99)           (3.58)
      Diluted ............................      $      .42             .45            (.99)           (3.58)

   Membership at quarter-end .............       1,738,800       1,833,500       1,942,600        2,008,100

Year ended December 31, 1996:
   Net operating revenues ................      $  651,364         715,114         800,006          866,085
   Operating expenses ....................         624,976         685,569         763,471          824,524
   Net earnings ..........................      $   18,517          22,458          26,650           31,998

   Per common and common equivalent share:
      Basic ..............................      $      .27             .30             .35              .42
      Diluted ............................      $      .25             .28             .33              .39

   Membership at quarter-end .............       1,200,400       1,321,100       1,442,200        1,535,500

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

3(ii)(a)    --Amended and Restated By-laws of the Registrant

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

10(c)       --Employment Agreement, dated August 14, 1996, between the
                Registrant and Jeffery H. Boyd, incorporated by reference to
                Exhibit 10(c) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

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

10(n)       --Agreement and Plan of Merger by and among FPA Medical
                Management, Inc., FPA Acquisition Corp. and Health Partners,
                Inc. dated as of July 1, 1997

10(o)       --Bridge Securities Purchase Agreement, dated as of February 6,
                1998, between the Registrant and Oxford Funding, Inc.*

10(p)       --Security Agreement, dated as of February 6, 1998, between the
                Registrant and Oxford Funding, Inc.

10(q)       --Amendment No. 1, dated as of March 30, 1998, to the Bridge
                Securities Purchase Agreement, dated as of February 6, 1998, between the Registrant and Oxford Funding, Inc.

Exhibit No.                     Description of Document
-----------                     -----------------------

10(r)       --Investment Agreement, dated as of February 23, 1998, between
                TPG Oxford LLC and the Registrant

10(s)       --Registration Rights Agreement, dated as of February 23, 1998, between TPG Oxford LLC and the Registrant

10(t)       --Employment Agreement, dated as of February 23, 1998, between the Registrant and Dr. Norman C. Payson

10(u)       --Oxford Health Plans, Inc. Stock Option Agreement, dated
                February 23, 1998, by and between Dr. Norman C. Payson and the
                Registrant.

10(v)       --Amendment, dated as of February 23, 1998, to Employment
                Agreement between the Registrant and William M. Sullivan

10(w)       --Amendment, dated as of February 23, 1998, to Employment
                Agreement between the Registrant and Jeffery H. Boyd

10(x)       --Employment Agreement, dated as of February 16, 1998, between the Registrant and Kevin F. Hickey

10(y)       --Retirement, Consulting and Non-Competition Agreement, dated as of February 23, 1998, between the Registrant and Stephen F.
                Wiggins

10(z)       --Employment Agreement, dated as of March 30,1998, by and between the Registrant and Marvin P. Rich

21          --Subsidiaries of the Registrant

23          --Consent of KPMG Peat Marwick LLP*

----------
     *    Filed herewith.