Form 10-K/A
period 1997-12-31
OXFORD HEALTH PLANS INC
filed 1998-05-01
CIK 865084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A No. 2

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          December 31, 1997
                          ------------------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to
                               -------------------------------------------------

Commission File Number:             0-19442
                       ---------------------------------------------------------

                            OXFORD HEALTH PLANS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           06-1118515
--------------------------------------------------------------------------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)

800 Connecticut Avenue, Norwalk, Connecticut                 06854
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

                             Yes |X|    No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 2 or any amendment to this Form 10-K/A No. 2. [_]

As of April 22, 1998, there were 79,530,910 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,374,837,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                    Part III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

Name                           Age   Position
----                           ---   --------
William M. Sullivan            34    Chief Executive Officer, President
Marvin P. Rich                 52    Executive Vice President, Chief
                                     Administrative Officer
Albert A. Koch                 55    Chief Financial Officer
Jeffery H. Boyd                41    Executive Vice President and General
                                     Counsel
Alan Muney, M.D., M.H.A.       44    Executive Vice President, Chief Medical
                                     Officer
Brendan R. Shanahan            36    Vice President and Controller
Fred F. Nazem                  57    Chairman of the Board(1)(3)(4)
James B. Adamson               50    Director(2)(4)
Benjamin H. Safirstein, M.D.   59    Director
Robert B. Milligan, Jr.        48    Director(2)(3)
Marcia J. Radosevich, Ph.D.    45    Director(4)
Thomas A. Scully               40    Director(1)(2)(4)
Stephen F. Wiggins             41    Director

----------
(1) Member, Audit Committee
(2) Member, Compensation Committee
(3) Member, Nominating Committee
(4) Member, Ethics and Business Practices Committee

      William M. Sullivan joined the Company as Director of Sales in August 1988, was appointed Vice President, Sales in January 1990, was elected Executive Vice President in December 1994 and was appointed to the additional position of Chief Executive Officer-New York Region in October 1995. He was appointed President and Chief Operating Officer in July 1996 and was elected Chief Executive Officer of the Company in August 1997.

      Marvin P. Rich joined the Company as Executive Vice President and Chief Administrative Officer in March 1998. From October 1994 through March 1998, Mr. Rich served as Executive Vice President, Strategic Planning, Finance & Administration for Kmart Corporation. Previous to his employment at Kmart, Mr. Rich was an Executive Vice President at Wellpoint Health Networks, Inc. in charge of specialty companies and financial and information services from 1989 to 1994.

      Albert A. Koch has been a financial consultant to the Company acting in the capacity of the Company's Chief Financial Officer since December 1997. Mr. Koch has been the chief operating officer of Jay Alix & Associates, a management consulting firm, since February 1995. Prior thereto, Mr. Koch was a managing director of Equity Partners of America from January 1988 until January 1995.

      Jeffery H. Boyd joined the Company as Executive Vice President and General Counsel in June 1995. Prior to joining the Company, Mr. Boyd was Assistant General Counsel of Lord, Abbett & Co., a private investment management firm, from July 1994 to May 1995. From March 1988 to June 1994, Mr. Boyd was a partner with the law firm of Robinson & Cole.

      Alan Muney, M.D., M.H.A. joined the Company as Vice President/Chief Medical Officer in April 1998. Prior thereto, Dr. Muney was the Senior Vice President of Medical Affairs/Chief Medical Officer of Avanti Health Systems and NYLCare Health Plans from December 1995 until April 1998. From 1988 until 1995, Dr. Muney held a number of positions with Mulliken Managed Care, his most recent position being Regional Medical Director.

      Brendan R. Shanahan joined the Company as Controller in July 1991 and was elected Vice President and Controller in October 1995. From July 1984 to July 1991, Mr. Shanahan was an auditor with KPMG Peat Marwick in the firm's New York health care practice audit department, most recently as a Senior Audit Manager.

      Fred F. Nazem has served as a Director of the Company since June 1990. He was elected non-executive Chairman of the Board in February 1998. Since 1981, Mr. Nazem has been President of Nazem, Inc. and Managing General Partner of the general partner of several Nazem & Company limited partnerships which are affiliated venture capital funds. Mr. Nazem is a director of two public companies, Tegal Corporation and Spatial Technology, Inc., as well as a number of privately held firms.

      James B. Adamson has been a Director of the Company since January 1996. Since May 1995, he has been Chairman, President and Chief Executive Officer of Advantica Restaurant Group (formerly Flagstar Companies, Inc.), one of the nation's largest restaurant companies, which is headquartered in Spartanburg, South Carolina. From January 1992 until February 1995, Mr. Adamson served in several senior executive capacities with The Burger King Corporation, most recently as Chief Executive Officer. Mr. Adamson is also a director of Kmart Corporation.

      Benjamin H. Safirstein, M.D. has been a Director since 1985. Dr. Safirstein has been Oxford's New York Regional Vice President and Medical Director since January 1996 after serving as the Senior Medical Director of the Company from 1985 to September 1992. Dr. Safirstein is a Clinical Associate Professor of Medicine and is the Director of Pulmonary Medicine at Saint Michael's Medical Center, Newark, New Jersey. He is board certified in internal medicine and pulmonary medicine. Dr. Safirstein also is in private practice with the Montclair Medical Group, Montclair, New Jersey. Dr. Safirstein is a graduate of the Chicago Medical School and the Mount Sinai Hospital residency program, where he was Chief Resident of Medicine.

      Robert B. Milligan, Jr. has been a Director of the Company since July 1992. Mr. Milligan is Chairman of Wyndam Capital, L.P., a registered broker-dealer, and, through December 1997, was Director, President and Chief Executive Officer of Verigen Inc., a biopharmaceutical company. Mr. Milligan currently engages in business and financial consulting as President and Chief Executive Officer of Fairchester, Inc. Mr. Milligan has been an officer and has served on the boards of several private and public companies.

      Marcia J. Radosevich, Ph.D. was elected a Director in July 1994. Dr. Radosevich has been acting as a consultant to Boston University's Health Policy Institute since March 1998. From April 1992 until December 1997, Dr. Radosevich was the Chairman, President and Chief Executive Officer of HPR Inc. (formerly, Health Payment Review, Inc.), a software company headquartered in Cambridge, Massachusetts, which develops and markets cost management, provider profiling and information systems for the health care industry. From December 1997 until March 1998, Dr. Radosevich worked as a consultant to HPR Inc. From July 1988 to April 1992, Dr. Radosevich served as the President and Chief Executive Officer of HPR Inc. which she co-founded in 1988.

      Thomas A. Scully was elected a Director in September 1993. Since January 1995, he has been President of the Federation of American Health Systems in Washington, D.C. From 1992 until the end of 1994, he was a partner in the Washington D. C. law firm of Patton, Boggs & Blow. Prior to that, Mr. Scully served for four years on the White House staff. During 1992, he was Deputy Assistant for Domestic Policy to President Bush. From 1989 to 1992, he served as counselor to the Director of OMB and as the Associate Director of OMB for Human Resources, Veterans and Labor. He also participated in the formulation of President Bush's comprehensive Health Care Reform Plan. Prior to his White House appointment, Mr. Scully was an attorney with the law firm Akin, Gump, Strauss, Hauer & Feld.

      Stephen F. Wiggins, the founder of the Company, served as Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1984 until August 1997. He retained the title of Chairman of the Board until February 1998. Since February 1998 Mr. Wiggins has been a Director of the Company.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent stockholders are required by the Commission to furnish the Company with copies of all Section 16(a) forms that they file.

      Based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no reports on Form 5 were required for those persons, the Company believes all filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with, except as follows: (i) Mr. Cassidy - two Form 4s for six gifts of the Company's securities to his daughters and one Form 4 for three subsequent sales of the Company's securities by his daughters, all prior to 1997; (ii) Dr. Safirstein - five Form 4s for eleven gifts of the Company's securities and one transfer of the Company's securities from direct to indirect beneficial ownership in 1994, 1995, 1996 and 1997; (iii) Mr. Snow - one Form 4 for one sale of the Company's securities prior to 1997; (iv) Mr. Sullivan - five Form 4s for thirteen gifts of the Company's securities in 1995, 1996 and 1997; (v) Dr. Thomas Travers - two Form 4s for four gifts of the Company's securities prior to 1997; and (vi) Ms. Jeanne Wisniewski - two Form 5 for eight gifts of the Company's securities prior to 1997. The appropriate Form 4s have been filed.

Item 11. EXECUTIVE COMPENSATION

                           Summary Compensation Table

      The following Summary Compensation Table sets forth the cash compensation and certain other components of the compensation of Stephen F. Wiggins and William M. Sullivan, each of whom served as Chief Executive Officer of the Company during 1997, and the five most highly compensated executive officers of the Company in 1997.

                                                                                            LONG TERM
                                                ANNUAL COMPENSATION(1)                       COMPEN-        ALL OTHER
NAME AND PRINCIPAL                  -------------------------------------------------     SATION AWARDS-    COMPENSA-
     POSITION                       YEAR        SALARY         BONUS           OTHER        OPTIONS(2)       TION(3)
------------------                  ----       --------     ----------        -------         ------         ------
STEPHEN F. WIGGINS                  1997       $623,077     $       --        $56,343         70,000         $2,673
 CHAIRMAN AND CHIEF                 1996        600,000      1,080,000         57,641        100,000          3,958
EXECUTIVE OFFICER (4)               1995        600,000        161,540         47,323        200,000          4,465

WILLIAM M. SULLIVAN                 1997        492,692             --         32,085         35,000          2,375
 PRESIDENT AND CHIEF                1996        259,616        250,000         32,048        100,000          1,915
 EXECUTIVE OFFICER (5)              1995        247,981         67,810         25,973         60,000          2,316

JEFFERY H. BOYD                     1997        320,567        250,000         32,827         70,000          3,971
 EXECUTIVE VICE PRESIDENT           1996        259,616        130,000         32,835         35,000          4,113
 AND GENERAL COUNSEL                1995        171,126         42,550         29,780        180,000             --

DAVID B. SNOW, JR
 EXECUTIVE VICE PRESIDENT,          1997        303,308             --         32,273         70,000          3,896
 MEDICAL DELIVERY SYSTEMS           1996        259,616        130,000         32,085         35,000          4,750
 AND GOVERNMENT PROGRAMS(6)         1995        250,000         67,310         25,973         60,000          4,620

ROBERT M. SMOLER
 EXECUTIVE VICE PRESIDENT,          1997        295,000             --         32,373         60,000          3,136
 AND CHIEF EXECUTIVE                1996        259,616        130,000         34,963         35,000          3,393
 OFFICER - NEW YORK REGION(7)       1995        250,000         67,310         25,973         60,000          3,300

ANDREW B. CASSIDY                   1997        286,923             --         31,598         60,000          3,988
 EXECUTIVE VICE PRESIDENT           1996        259,616        130,000         32,085         35,000          3,988
 AND CHIEF FINANCIAL OFFICER(8)     1995        189,177         51,340         25,793         60,000          3,850

PAUL RICKER                         1997        281,154             --         37,468         60,000          1,381
 VICE PRESIDENT AND CHIEF           1996        259,616        130,000         29,780         45,000             --
 INFORMATION OFFICER(9)             1995             --             --             --             --             --

(1) Amounts shown include payments by the Company to the named officers pursuant to the Company's Incentive Compensation Plan. Includes amounts of compensation deferred by the named officers pursuant to the Company's qualified defined contribution plan (the "Savings Plan").
(2) All option grants have been adjusted for the Company's two-for-one stock splits effected in March 1995 and March 1996.
(3) Matching contributions made by the Company pursuant to the Savings Plan.
(4) Mr. Wiggins served as Chief Executive Officer until August 1997. Mr. Wiggins resigned from his position as Chairman effective February 23, 1998.
(5) Mr. Sullivan was elected Chief Executive Officer in August 1997.
(6) Mr. Snow resigned from his position with the Company effective April 10,
    1998.
(7) Mr. Smoler resigned from his position with the Company effective April 10, 1998.
(8) Mr. Cassidy resigned from his position with the Company effective December 22, 1997.
(9) Mr. Ricker resigned from his position with the Company effective March 17, 1998

                             Options Granted in 1997

      The following table sets forth certain information regarding stock options granted in 1997 to the seven individuals named in the Summary Compensation Table. In addition, in accordance with the Commission's rules, the table also shows a hypothetical potential realizable value of such options based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The assumed rates of growth were selected by the Commission for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects. In addition, the closing price of the Company's common stock on December 31, 1997 was $15.562. Based on that price and assumed stock price appreciation of 10% per year over the option term, the potential realized value for such options over their term would be zero. Based upon the closing stock price and the number of common shares outstanding at the end of 1997, an assumed annual stock price appreciation of 10% would produce a corresponding aggregate pretax gain over the full option term of approximately $755,092,000 for the Company's common shareholders.

                         Number of                                                     Potential Realized Value at Assumed
                         Securities                                                        Annual Rates of  Stock Price
                         Underlying     % of Total Options    Per Share                    Appreciation For Option Term
                          Options      Granted to Employees   Exercise    Expiration   -----------------------------------
 Name                    Granted(1)       In Fiscal Year      Price(2)       Date         5%                       10%
------------------       -----------   --------------------   ---------   ----------    ----------              ----------
STEPHEN F. WIGGINS          70,000             2.1%            $74.00      8/8/2002     $1,431,000              $3,162,000

WILLIAM M. SULLIVAN        100,000             3.1%            $74.00      8/8/2002     $2,044,000              $4,518,000

JEFFERY H. BOYD             70,000             2.1%            $74.00      8/8/2002     $1,431,000              $3,162,000

DAVID B. SNOW, JR           70,000             2.1%            $74.00      8/8/2002     $1,431,000              $3,162,000

ROBERT M. SMOLER            60,000             2.1%            $74.00      8/8/2002     $1,227,000              $2,711,000

ANDREW B. CASSIDY           60,000             1.8%            $74.00      8/8/2002     $1,227,000              $2,711,000

PAUL E. RICKER              60,000             1.8%            $74.00      8/8/2002     $1,227,000              $2,711,000

(1) All options granted and reported in this table were made pursuant to the Oxford Health Plans, Inc. 1991 Stock Option Plan, as amended (the "1991 Stock Option Plan"), and have the following material terms: options may be either (i) "incentive stock options" under Section 422 of the Internal Revenue Code of 1986 or (ii) nonqualified stock options; all options expire not more than seven years from the date of grant, or not more than five years from the date of grant in the case of incentive stock options granted to an employee holding 10% or more of the voting stock of the Company; the aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which become exercisable in any calendar year by an employee may not exceed $100,000. For all of the above-named executive officers, 25% of options granted under the 1991 Stock Option Plan vest on each of the first four anniversaries following the date of grant. The Committee may provide for accelerated exercisability of options upon the optionee's death, retirement, disability (or other events), upon a Change in Control (as defined in the 1991 Stock Option
Plan) or the reasonable possibility of a Change in Control during the succeeding six-month period. The Committee has determined that all of the above named officers' options shall vest upon a Change of Control. Pursuant to the terms of Mr. Wiggins' Retirement, Consulting and Non-Competition Agreement (described below), all of Mr. Wiggins' options vested effective February 23, 1998.

(2) Exercise price is the fair market value of the common stock at the date of grant.

                       Aggregate Option Exercises in 1997
                     and Option Values at December 31, 1997

      The following table sets forth certain information concerning stock option exercises by the seven individuals named in the Summary Compensation Table during 1997, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1997. Also reported are the values for "in-the-money" options which represent the excess of the closing market price of the common stock at December 31, 1997 over the exercise price of any such existing stock options. All exercises have been adjusted for the Company's two-for-one stock splits effected in 1993, 1995 and 1996.

                                                           Number of Securities       Value of Unexercised
                                                      Underlying Unexercised Options  In-The-Money Options
                        Shares Acquired      Value       At December 31, 1997(#)     At December 31, 1997($)
        Name              On Exercise     Realized($)   Exercisable/Unexercisable   Exercisable/Unexercisable
--------------------    ---------------   -----------   -------------------------   -------------------------
STEPHEN F. WIGGINS          420,000       $30,053,000     1,063,608 / 305,000(1)     $ 7,223,000 / $      --
WILLIAM M. SULLIVAN          12,568       $   865,000       342,382 / 186,250        $ 2,573,000 / $      --
JEFFERY H. BOYD               4,176       $   206,000        68,898 / 186,250        $        -- / $      --
DAVID B. SNOW, JR            35,000       $ 2,496,000       307,218 / 244,240        $ 1,543,000 / $ 978,780
ROBERT M. SMOLER            122,568       $ 6,588,000       124,790 / 146,250        $   285,000 / $      --
ANDREW B. CASSIDY            68,000       $ 1,682,000        63,750 / 141,250        $        -- / $      --
PAUL E. RICKER                   --       $        --        18,748 /     --         $        -- / $      --

----------
(1) Pursuant to the terms of Mr. Wiggins' Retirement, Consulting and Non-Competition Agreement (described below), all of Mr. Wiggins' options vested effective February 23, 1998.

Directors' Compensation

      Each non-employee director of the Company receives an annual retainer of $38,000. In addition, each non-employee director is entitled to receive $1,000 plus expenses for each meeting of the Board of Directors and for each committee meeting attended and $500 for each meeting attended by telephone. Directors who are not employees of the Company may participate in the Non-Employee Directors Stock Option Plan, as amended (the "Plan") and be awarded nonqualified stock options. The Plan currently provides that each year, on the first Friday following the Company's Annual Meeting of Stockholders, each individual elected, reelected or continuing as a Non-Employee Director will automatically receive a nonqualified stock option for 5,000 shares of the Company's Common Stock. The exercise price for such options is either the average of the high and low prices at which the common stock traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System on the date of grant or the last sale price of Common Stock on the NASDAQ on the date of grant, whichever is higher. The Plan provides that one-fourth of the options granted under the Plan vest on each of the date of grant and the Friday prior to the first, second and third Annual Meeting of Stockholders following the date of grant. Pursuant to the Plan, on April 25, 1997, Dr. Radosevich and Messrs. Nazem, Adamson, Milligan and Scully were each granted options to purchase 5,000 shares at an exercise price of $59.375 per share.

      In January 1998, the Board of Directors established an Executive Committee to supervise certain aspects of the Company's operations the members of which were James B. Adamson, Fred F. Nazem and Stephen F. Wiggins, with Mr. Nazem acting as Chairman of the Committee. The Executive Committee was disbanded in February 1998. In recognition of the responsibilities assumed by Mr. Adamson and Mr. Nazem in serving on the Executive Committee, the Compensation Committee recommended, and the Board determined, that Mr. Adamson and Mr. Nazem be awarded cash compensation of $100,000 and $125,000, respectively, and options to acquire 20,000 and 75,000 shares, respectively, of the Company's common stock. In the first quarter of 1998, Mr. Milligan, Mr. Scully and Dr. Radosevich each received a payment of $30,000 in lieu of Board and Committee meeting fees for a substantial number of meetings and telephone conferences held through February 1998. Mr. Milligan received an additional payment of $70,000 as compensation for substantial time devoted by Mr. Milligan in recruiting new management personnel and preparation and negotiations relating to agreements with management personnel. Effective February 23, 1997, Mr. Nazem agreed to serve as Chairman of the Board of Directors. As compensation for his service as such, the Board of Directors approved payment of an annual retainer of $250,000 and on March 30, 1998 Mr. Nazem was granted options to acquire 250,000 shares of the Company's common stock. These options vest in two tranches of 100,000 and 150,000. The first tranche vests immediately upon the closing of the Company's currently anticipated financing and the second tranche vests upon the earlier of (i) the average closing price for any 20 day period preceding the second anniversary of the grant being equal to or greater than twice the exercise price or (ii) March 30, 2003. The vesting of these options would be accelerated upon a change of control (as defined in the agreements) or upon Mr. Nazem's ceasing to act as Chairman.

Employment Agreements

      In 1996, Mr. Sullivan and Mr. Boyd entered into employment agreements with the Company both of which were amended in February 1998. The agreements are for initial two-year terms and automatically renew for an additional two years upon each second anniversary of their effective dates, unless prior notice to not renew is given. Upon a Change in Control of the Company (as defined in the agreements), the agreements automatically extend to a two-year term. Mr. Sullivan's annual base salary is $600,000. In addition, Mr. Sullivan is eligible to receive an annual bonus which is set at a target level equal to 100% of his base salary (subject to the Compensation Committee's discretion) and shall be payable in the event certain performance criteria are met. Under the terms of the February 1998 amendment, Mr. Sullivan received a cash payment of $250,000 on March 31, 1998 and is entitled to a payment of $250,000 on May 31, 1998. Mr. Boyd's base salary is subject to annual review by the Company's Compensation Committee, and may be increased at the discretion of the Compensation Committee. In addition, under the terms of the February 1998 amendment, on March 31, 1998, Mr. Boyd received a cash payment of $250,000. If prior to (or more than two years following) a Change in Control, Mr. Boyd or Mr. Sullivan is terminated without "Cause" or terminates employment for "Good Reason" (as such terms are defined in the agreements), or if Mr. Boyd's or Mr. Sullivan's agreement is not renewed, then Mr. Boyd would receive a lump sum payment equal to the sum of his highest annual bonus earned in respect of the two fiscal years prior to the date of termination and his base salary during the prior twelve months, and Mr. Sullivan would receive a cash payment equal to two times the sum of his target bonus for the year in which his employment is terminated plus his base salary for the twelve month period prior to the date of termination. In addition, if such an event were to occur in 1998, Mr. Boyd would receive a lump sum payment of $1,200,000 and Mr. Sullivan would receive a lump sum payment of $2,400,000 and all of his outstanding stock options would vest immediately.

      If during the two-year period following a Change in Control, Mr. Boyd or Mr. Sullivan is terminated without Cause or terminates employment for Good Reason, he would receive a lump sum payment equal to two times the sum of his highest annual rate of base salary during the thirty-six-month period immediately prior to the date of termination and his highest annual bonus earned during the three fiscal years immediately preceding the date of termination, and continued welfare benefits for two years.

      If any payments made to Mr. Boyd or Mr. Sullivan pursuant to the agreements or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, the Company will provide him with an additional payment such that he retains a net amount equal to the payments he would have retained if such excise tax had not applied.

      Each of Mr. Boyd and Mr. Sullivan is subject to a one-year non-compete provision if he voluntarily terminates employment prior to the end of the employment term, unless such termination is approved by the Board of Directors or is within the two-year period following a Change in Control. If Mr. Sullivan's agreement terminates prior to a Change in Control or following the two-year period immediately subsequent to a Change in Control as the result of termination for Good Reason, termination without Cause or the Company's failure to renew his agreement, Mr. Sullivan is subject to a two-year non-compete provision.

      On February 23, 1998 Mr. Wiggins and the Company entered into a three year Retirement, Consulting and Non-Competition Agreement (the "Retirement Agreement") pursuant to which Mr. Wiggins retired from his position as Chairman of the Board and agreed to continue to act as a consultant to the Company for a period of three years. Under the terms of the Retirement Agreement, the Company agreed to pay Mr. Wiggins a lump sum cash payment of $3,600,000 and, during the term of the Retirement Agreement, an annual amount of $1,800,000, payable monthly. In addition, the Retirement Agreement provides that all of Mr. Wiggins' options vested immediately upon the effective date of the Retirement Agreement and that the expiration dates of the options are extended and shall continue to be exercisable until February 2002. In addition, Mr. Wiggins agreed to a three year non-compete and non-solicitation provision.

      Following disclosure of the terms of the Retirement Agreement, certain regulators, including the New York State Insurance Department, expressed concern that the cost of the Retirement Agreement would raise costs for the Company's policyholders. The Company has confirmed that the cost of the Retirement Agreement will be paid by the Company and will not be allocated directly to its regulated subsidiareies and will have no impact on premiums for employer groups and members. The Company has suspended payments under the Retirement Agreement pending further discussions with these officials.

      The above notwithstanding, the Board of Directors carefully considered the need for a smooth management transition (including Mr. Wiggins' standing with employees as founder of the Company), Mr. Wiggins' pre-existing contractual rights and the value of an ongoing non-competition and non-solicitation agreement with Mr. Wiggins. The Board's assessment, with the advice of outside experts, was that the aforementioned agreements were reasonable. These agreements were structured not to affect the regulated subsidiaries and individual consumers and were in the best interests of the Company, its policyholders and its shareholders.

      In December 1997, Mr. Cassidy resigned from his position with the Company. Upon his resignation, the Company agreed to pay him an amount equal to his base salary during the twelve months preceding the date of his resignation in twelve equal monthly installments. Contemporaneous with Mr. Cassidy's resignation, he entered into a service agreement with the Company pursuant to which the Company will pay him on a per diem basis for consulting services for a period of twelve months. Unless the services agreement is terminated for cause or Mr. Cassidy voluntary terminates the agreement, Mr. Cassidy's outstanding stock options will vest immediately upon the termination of the services agreement.

      Mr. Snow resigned from his position with the Company effective April 10, 1998. Pursuant to the terms of his severance agreement, the Company agreed to pay Mr. Snow, in twelve equal monthly installments, the sum of his base salary earned during the twelve month period immediately preceding date of his resignation plus a bonus equal to 50% of his base salary on December 31, 1997. Mr. Snow also agreed to continue to act as a consultant to the Company on an as needed basis at a per diem rate for a period of twelve months. Mr. Snow's options will continue to vest during this consulting period.

      Mr. Smoler resigned from his position with the Company effective April 10, 1998. Pursuant to the terms of his severance agreement, the Company agreed to pay Mr. Smoler, in twelve equal monthly installments, the sum of his base salary earned during the twelve month period immediately preceding the date of his resignation plus a bonus equal to 50% of his base salary on December 31, 1997. Mr. Smoler also agreed to continue to act as a consultant to the Company on an as needed basis at a per diem rate for a period of twelve months. Mr. Smoler's options will continue to vest during this consulting period.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with regard to the beneficial ownership of the Common Stock of the Company as of April 22, 1998, unless otherwise indicated, by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock,
(ii) each director and the nominees for director, (iii) each of the executive officers named in the Summary Compensation Table and (iv) the directors and all executive officers as a group.

                                                                 Ownership(1)
                                                               -----------------
Name                                                           Shares    Percent
----                                                           ------    -------
TPG Partners II L.P., et. al.(2)
201 Main Street
Fort Worth, TX 76102                                         15,800,000   16.2%

Franklin Resources, Inc.(3)
777 Mariners Island Boulevard
San Mateo, CA 94404-7777                                      4,331,300    4.4%

William M. Sullivan(4)                                          610,167      *

Jeffery H. Boyd(5)                                              109,904      *

James B. Adamson(6)                                               6,250      *

Robert B. Milligan, Jr.(7)                                        4,375      *

Fred F. Nazem(8)                                                115,750      *

Marcia J. Radosevich, Ph.D.(9)                                   33,750      *

Benjamin H. Safirstein, M.D.(10)                                106,819      *

Thomas A. Scully(11)                                             52,750      *

Stephen F. Wiggins(12)                                        3,005,840    3.1%

All Executive Officers and Directors as a Group
(13 persons)(13)                                              4,128,105    4.2%

-----------
*Less than one percent.

(1) Includes shares which such persons have the right to acquire beneficial ownership of within 60 days from the date hereof.
(2) All information is as of December 31, 1997 and is furnished in reliance on the Schedule 13D filed by TPG Partners II, L.P., TPG Oxford LLC, TPG Parallel II, L.P. and TPG Investors II, L.P. ("TPG") with the Securities and Exchange Commission in March 1998.
(3) All information is as of December 31, 1997 and is furnished in reliance on the Schedule 13G filed by Franklin Resources, Inc. with the Securities and Exchange Commission in February 1998. Without giving effect to TPG's right to acquire 15,800,000 shares within 60 days, Franklin Resources, Inc. would have beneficial ownership of 4.4%.
(4) Includes 351,132 shares issuable upon exercise of stock options. Mr. Sullivan currently holds unvested options to purchase 177,500 additional shares of common stock.
(5) Includes 102,648 shares of common stock issuable upon exercise of options. Mr. Boyd currently holds unvested options to purchase 152,500 additional shares of common stock.
(6) Includes 6,250 shares issuable upon exercise of stock options. Mr. Adamson currently holds unvested options to purchase 3,750 additional shares of common stock.
(7) Includes 4,375 shares of common stock issuable upon exercise of options. Mr. Milligan currently holds unvested options to purchase 6,250 additional shares of common stock.
(8) Includes 113,750 shares of common stock issuable upon exercise of options. Mr. Nazem currently holds unvested options to purchase 6,250 additional shares of common stock.
(9) Includes 33,750 shares of common stock issuable upon exercise of options. Dr. Radosevich currently holds unvested options to purchase 6,250 additional shares of common stock.
(10) Includes 80,000 shares of common stock issuable upon exercise of options and 18,937 shares of common stock held by Dr. Safirstein's spouse and children. Dr. Safirstein disclaims beneficial ownership of the shares of common stock held by his spouse and children. Dr. Safirstein currently holds unvested options to purchase 35,000 additional shares of common stock.
(11) Includes 52,750 shares of common stock issuable upon exercise of options. Mr. Scully currently holds unvested options to purchase 6,250 additional shares of common stock.
(12) Includes 1,356,040 shares of common stock issuable upon exercise of options. Without giving effect to TPG's right to acquire 15,800,000 shares within 60 days, Mr. Wiggins would have beneficial ownership of 3.7%.
(13) Includes 2,184,831 shares of common stock issuable upon exercise of options. Without giving effect to TPG's right to acquire 15,800,000 shares within 60 days, all Executive Officers and Directors as a Group would have beneficial ownership of 4.2%.

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Report of Compensation Committee

      The Compensation Committee of the Board is responsible for reviewing the Company's executive compensation program and policies each year and determining the compensation of the Company's executive officers. The Company's compensation programs and policies are designed to provide incentives that account for value delivered to the Company's stockholders and that attract and retain individuals of outstanding ability in key positions. The Company recognizes individual performance and the performance of the Company relative to the performance of other companies of comparable size, complexity and quality, and performance that supports both the short-term and long-term goals of the Company. In addition to exercising its business judgment, the Committee has also sought the advice of nationally recognized consultants in developing its executive compensation policies and agreements. The executive compensation program includes elements which, taken together, constitute a flexible and balanced method of establishing total compensation for senior management.

      Compensation paid to the Company's executive officers for 1997 consisted primarily of base salary, amounts deferred and matching contributions by the Company under a long-term deferred compensation plan, and awards of stock options pursuant to the Company's 1991 Stock Option Plan. Compensation under the Company's 1991 Stock Option Plan constitutes a principal component of compensation for senior executives, reflecting the Committee's desire to align the interests of management with those of the Company's stockholders. Awards under the 1991 Stock Option Plan were based upon individual executive performance and contributions to the Company's performance. Stock options were granted under the 1991 Stock Option Plan to all employees of the Company in August 1997 with an exercise price of $74.00 per share. Subsequent to this grant, the market price of the Company's common stock suffered a significant decline as the result of financial losses announced by the Company. In order to ensure that the options granted in August would provide a meaningful incentive to motivate and retain employees, Company employees (except Messrs. Wiggins, Sullivan, Boyd, Cassidy, Snow and Smoler) were given the opportunity to cancel such options and receive in exchange a like number of options granted as of January 2, 1998 with an exercise price of $17.125.

      As a consequence of the losses incurred by the Company in 1997, executive officers of the company received no cash bonus or cash incentive compensation, except for Mr. Boyd, the Company's General Counsel, relating to his efforts in connection with the Company's response to legal and regulatory inquiries and proceedings affecting the Company.

      In connection with ongoing compensation plans and recent changes to the Company's senior management, the Committee intends to continue to promote compensation structures which, in the Committee's opinion, provide features which properly align the Company's executive compensation with corporate performance and the interest of its stockholders and which offer competitive compensation relevant to comparable opportunities in the marketplace.

                                          The Compensation Committee
                                          Robert B. Milligan, Jr.
                                          Thomas A. Scully
                                          James B. Adamson

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In October 1997, the Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners"), a physician management company. The Company received 2,090,109 shares of FPA Medical Management, Inc. ("FPAM") stock with a market value of approximately $76,400,000, resulting in a pretax gain at the time of closing of approximately $63,200,000. As of December 31, 1997, the market value of the FPAM stock had been reduced to approximately $38,400,00. Mr. Wiggins owned 6.25% of the common stock of Health Partners. The Company contracts with provider groups managed by Health Partners in the Company's service area. Any significant agreements between the Company and Health Partners have been subject to review by the independent committee or its designee.

      Pursuant to the terms of Marvin P. Rich's employment agreement, the Company agreed to loan Mr. Rich $600,000 upon the following terms: (i) interest at the lowest rate to avoid imputed income; (ii) four (4) year term; (iii) interest only annually; and (iv) principal only at the end of four (4) year term or earlier at Mr. Rich's option or upon termination of Mr. Rich's employment with the Company.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 1998.

                                           OXFORD HEALTH PLANS, INC.

                                           By: /s/ WILLIAM M. SULLIVAN
                                              -------------------------------
                                                   William M. Sullivan
                                                 Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on April 29, 1998.

          Signature                                Title
          ---------                                -----


/s/ WILLIAM M. SULLIVAN                   Principal Executive Officer
-------------------------------
    William M. Sullivan


/s/ ALBERT A. KOCH                        Principal Financial Officer
-------------------------------
    Albert A. Koch


/s/ BRENDAN R. SHANAHAN                   Principal Accounting Officer
-------------------------------
    Brendan R. Shanahan


/s/ JAMES B. ADAMSON                      Director
-------------------------------
    James B. Adamson


/s/ ROBERT B. MILLIGAN, JR                Director
-------------------------------
    Robert B. Milligan, Jr.


/s/ FRED F. NAZEM                         Director
-------------------------------
    Fred F. Nazem


/s/ MARCIA J. RADOSEVICH                  Director
-------------------------------
    Marcia  J. Radosevich, Ph.D.


/s/ BENJAMIN H. SAFIRSTEIN                Director
-------------------------------
    Benjamin H. Safirstein, M.D.


/s/ THOMAS A. SCULLY                      Director
-------------------------------
    Thomas A. Scully


/s/ STEPHEN F. WIGGINS                    Director
-------------------------------
    Stephen F. Wiggins

                         INDEPENDENT AUDITOR'S REPORT


The Board of Directors  and Shareholders
Oxford Health Plans, Inc.:


Under date of February 23, 1998, except as to the last paragraph of note 15, which is as of March 30, 1998, we reported on the consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which are included in the annual report on Form 10-K/A. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K/A No. 2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                     KPMG Peat Marwick LLP


Stamford, Connecticut
February 23, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
           Schedule I - Condensed Financial Information of Registrant
                            Condensed Balance Sheets
                           December 31, 1997 and 1996
                                 (In thousands)

                                                            1997          1996
                                                         ---------     ---------
Current assets:
   Cash and cash equivalents                             $   1,657         1,556
   Short-term investments - available-for-sale              38,442       110,642
   Receivables, net                                          3,844         3,051
   Refundable income taxes                                 120,439            --
   Deferred income taxes                                    38,092        23,429
   Other current assets                                      5,409         3,362
                                                         ---------     ---------
      Total current assets                                 207,883       142,040

Property and equipment, net                                131,606        99,017
Investments in and advances to subsidiaries,
 net                                                        51,089       395,759
Deferred income taxes                                       86,406         5,700
Other assets                                                21,853        27,490
                                                         ---------     ---------
      Total assets                                       $ 498,837       670,006
                                                         =========     =========

Current liabilities:
   Accounts payable and accrued expenses                 $ 140,562        52,277
   Income taxes payable                                         --         9,901
   Deferred income taxes                                     9,059         9,658
                                                         ---------     ---------
      Total current liabilities                            149,621        71,836
                                                         ---------     ---------

Shareholders' equity:
   Common stock                                                795           774
   Additional paid-in capital                              437,653       391,602
   Retained earnings (deficit)                             (95,498)      195,790
   Unrealized net appreciation of investments                6,266        10,004
                                                         ---------     ---------
      Total shareholders' equity                           349,216       598,170
                                                         ---------     ---------
      Total liabilities and shareholders' equity         $ 498,837       670,006
                                                         =========     =========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     Schedule I - Condensed Financial Information of Registrant (continued)
                       Condensed Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                     1997         1996         1995
                                                  ---------    ---------    ---------
Revenues-management fees and investment
   and other income, net                          $ 697,426      494,500      282,377
                                                  ---------    ---------    ---------


Expenses:
   Marketing, general and administrative            702,136      474,215      306,853
   Unusual charges - write-off of assets             41,618                        --
                                                  ---------    ---------    ---------
      Total expenses                                743,754      474,215      306,853
                                                  ---------    ---------    ---------

Operating earnings (loss)                           (46,328)      20,285      (24,476)

Equity in net earnings (losses) of subsidiaries    (265,439)      91,214       69,266
Equity in net loss of affiliate                      (1,140)      (4,600)      (3,873)
Gain of sale of affiliate                            25,168           --           --
                                                  ---------    ---------    ---------
Earnings (loss) before income taxes                (287,739)     106,899       40,917
Income tax expense (benefit)                          3,549        7,276      (11,481)
                                                  ---------    ---------    ---------
Net earnings (loss)                               $(291,288)      99,623       52,398
                                                  =========    =========    =========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     Schedule I - Condensed Financial Information of Registrant (continued)
                       Condensed Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                1997         1996         1995
                                                             ---------    ---------    ---------
Net cash provided (used) by operating activities             $ (92,956)      99,321       54,539
                                                             ---------    ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                        (89,846)     (45,820)     (82,407)
   Sale or maturity of available-for-sale securities           275,872       78,923       79,888
   Purchase of available-for-sale investments                 (143,873)    (127,442)     (45,177)
   Acquisitions and other investments                          (33,876)     (10,295)      (8,243)
   Other, net                                                   (2,437)      (3,078)      (2,928)
                                                             ---------    ---------    ---------
      Net cash provided (used) by investing activities           5,840     (107,712)     (58,867)
                                                             ---------    ---------    ---------

Cash flow from financing activities:
   Proceeds from public offerings, net                              --      220,539           --
   Investments in and advances to subsidiaries, net             65,953     (233,423)      (5,782)
   Proceeds from exercise of stock options                      21,264       21,215       10,491
                                                             ---------    ---------    ---------
      Net cash provided by financing activities activities      87,217        8,331        4,709
                                                             ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents               101          (60)         381
Cash and cash equivalents at beginning of year                   1,556        1,616        1,235
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                     $   1,657        1,556        1,616
                                                             =========    =========    =========