Form 10-Q
period 1998-03-31
OXFORD HEALTH PLANS INC
filed 1998-05-15
CIK 865084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to ______________________

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

                             Yes      X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on May 12, 1998 was 80,330,974.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
    ITEM 1      Financial Statements

                Consolidated Balance Sheets at March 31, 1998 and
                    December 31, 1997 ......................................................       3

                Consolidated Statements of Operations for the Three Months Ended
                   March 31, 1998 and 1997..................................................       4

                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1998 and 1997 ...........................................       5

                Notes to Condensed Consolidated Financial Statements .......................       6

    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ...............................................       8

    ITEM 3      Quantitative and Qualitative Disclosures About Market Risk..................      13



PART II - OTHER INFORMATION

    ITEM 1      Legal Proceedings ..........................................................      14

    ITEM 2      Changes in Securities and Use of Proceeds...................................      14

    ITEM 5      Other Information...........................................................      14

    ITEM 6      Exhibits and Reports on Form 8-K............................................      14


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   Mar. 31,                Dec. 31,
                                ASSETS                                               1998                    1997
                                                                                     ----                    ----
Current assets:                                                                  (Unaudited)
   Cash and cash equivalents                                                     $   61,053                    4,141
   Short-term investments - available-for-sale, at market value                     635,270                  635,743
   Premiums receivable, net                                                         289,549                  275,646
   Other receivables                                                                 53,484                   45,418
   Prepaid expenses and other current assets                                         20,849                   10,097
   Refundable income taxes                                                           71,603                  120,439
   Deferred income taxes                                                             31,866                   38,092
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,163,674                1,129,576

Property and equipment, at cost, net of accumulated depreciation and
      amortization of $139,999 in 1998 and $125,926 in 1997                         171,801                  147,093
Deferred income taxes                                                               117,846                   86,406
Other noncurrent assets                                                              38,409                   34,914
=====================================================================================================================
        Total assets                                                             $1,491,730                1,397,989
=====================================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Bridge notes payable                                                          $  200,000                        -
   Current portion of capital lease obligations                                       6,186                        -
   Medical costs payable                                                            739,195                  762,959
   Trade accounts payable and accrued expenses                                      176,262                  152,152
   Unearned premiums                                                                 46,897                  124,603
   Deferred income taxes                                                              7,798                    9,059
---------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 1,176,338                1,048,773
---------------------------------------------------------------------------------------------------------------------

Obligations under capital leases                                                     14,123                        -

Shareholders' equity:
   Preferred stock, $.01 par value, authorized 2,000,000 shares                           -                        -
   Common stock, $.01 par value, authorized 400,000,000
        shares; issued and outstanding 79,514,037 in 1998
        and 79,474,439 in 1997                                                          795                      795
   Additional paid-in capital                                                       437,983                  437,653
   Retained earnings (deficit)                                                     (140,800)                 (95,498)
   Unrealized net appreciation of investments                                         3,291                    6,266
---------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                  301,269                  349,216
---------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                               $1,491,730                1,397,989
=====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                            Three Months
                                                                                           Ended March 31
                                                                                   1998                      1997
                                                                                   ----                      ----
Revenues:
   Premiums earned                                                              $1,213,085                  970,115
   Third-party administration, net                                                   5,002                    3,076
   Investment and other income, net                                                 11,536                   14,124
--------------------------------------------------------------------------------------------------------------------
      Total revenues                                                             1,229,623                  987,315
--------------------------------------------------------------------------------------------------------------------

Expenses:
   Health care services                                                          1,066,437                  777,736
   Marketing, general and administrative                                           201,033                  149,784
   Restructuring charges                                                            25,000                        -
   Interest expense                                                                  6,849                        -
--------------------------------------------------------------------------------------------------------------------
      Total expenses                                                             1,299,319                  927,520
--------------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                                          (69,696)                  59,795

Equity in net loss of affiliate                                                          -                     (900)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                (69,696)                  58,895
Income tax expense (benefit)                                                       (24,394)                  24,516
====================================================================================================================
Net earnings (loss)                                                             $  (45,302)                  34,379
====================================================================================================================

Earnings (loss) per common share - basic                                        $     (.57)                     .44
Earnings (loss) per common share - assuming dilution                            $     (.57)                     .42

Weighted average common shares outstanding - basic                                  79,488                   77,843
Effect of dilutive securities - stock options                                            -                    4,494
====================================================================================================================
Weighted average common shares outstanding - assuming dilution                      79,488                   82,337
====================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       1998                      1997
                                                                                       ----                      ----
Cash flows from operating activities:
   Net earnings (loss)                                                               $ (45,302)                  34,379
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                                                   16,059                   13,112
        Deferred income taxes                                                          (24,407)                   3,415
        Realized gain on sale of investments                                            (1,372)                  (2,336)
        Other, net                                                                       1,312                    1,020
        Changes in assets and liabilities:
          Premiums receivable                                                          (13,903)                 (73,102)
          Other receivables                                                             (8,066)                   2,483
          Prepaid expenses and other current assets                                    (10,752)                  (1,079)
          Refundable income taxes                                                       48,836                        -
          Other noncurrent assets                                                          378                   (2,455)
          Medical costs payable                                                        (23,764)                  33,466
          Trade accounts payable and accrued expenses                                   24,110                   10,595
          Income taxes payable                                                               -                   18,538
          Unearned premiums                                                            (77,706)                 (61,057)
------------------------------------------------------------------------------------------------------------------------
             Net cash used by operating activities                                    (114,577)                 (23,021)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                                (29,657)                 (22,402)
   Purchases of available-for-sale securities                                         (154,891)                (156,489)
   Sales and maturities of available-for-sale securities                               151,110                  127,352
   Other, net                                                                            4,597                     (457)
------------------------------------------------------------------------------------------------------------------------
             Net cash used by investing activities                                     (28,841)                 (51,996)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                 330                    7,137
   Proceeds of bridge notes payable                                                    200,000                        -
------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                                 200,330                    7,137
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                    56,912                  (67,880)
Cash and cash equivalents at beginning of period                                         4,141                   72,160
========================================================================================================================
Cash and cash equivalents at end of period                                           $  61,053                    4,280
========================================================================================================================

Supplemental cash flow information - net cash paid (refunded) for income taxes       $ (46,018)                   5,309
Supplemental schedule of noncash investing and financing activities:
   Unrealized appreciation (depreciation) of short-term investments                     (5,043)                  12,004
   Tax benefit realized on exercise of stock options                                         -                    6,562
   Capital lease obligations incurred                                                $  20,309                        -

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

       The interim condensed consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and Subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1997, included in the Company's Form 10-K filed with the SEC in March and amended in April 1998.

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

(2) RESTRUCTURING CHARGES

       Results of operations for the three months ended March 31, 1998 include a nonrecurring charge of $25,000,000 for severance costs and other expenses associated with the restructuring of certain of the Company's management and administrative functions. The charge increased the Company's net loss for the first quarter of 1998 by approximately $16,250,000,or 20 cents per share.

(3)    EARNINGS PER SHARE

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which became effective in 1997. Under the provisions of SFAS 128, basic earnings per share is calculated on the weighted average number of common shares outstanding. Diluted earnings per share is calculated on the weighted average number of common shares and common share equivalents resulting from options outstanding. All prior year amounts have been restated to reflect these calculations.

(4)    COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The statement of comprehensive earnings for the three months ended March 31, 1998 and 1997 is as follows:


                                                                                        1998               1997
                                                                                        ----               ----
                                                                                             (In thousands)
Net earnings (loss) per statement of operations                                       $(45,302)           34,379
Unrealized holding losses on available for sale securities, net of income taxes         (2,083)           (5,564)
Less reclassification adjustment for gains included in net earnings (loss),
    net of income taxes                                                                   (892)           (1,518)
----------------------------------------------------------------------------------------------------------------
Comprehensive earnings (loss)                                                         $(48,277)           25,919
================================================================================================================

(5) SUBSEQUENT EVENT

       On May 13, 1998, the Company consummated a definitive agreement with the investment firm Texas Pacific Group under which Texas Pacific Group and others ("Texas Pacific") purchased $350 million in preferred stock issued as Series A and Series B with dividend rates of 8% and 9%, respectively. Dividends on the preferred shares may be paid in kind for the first two years. The preferred shares were issued with warrants to acquire 22.5 million shares of Oxford common stock with an exercise price of $17.75. This price represents a 5% premium over the average trading price of Oxford shares for 30 trading days ended February 20, 1998. The exercise price will become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Series A Preferred Stock carries a dividend of 8% and was issued with warrants to purchase 15,800,000 shares of common stock, or 19.9% of the present outstanding voting power of the Company's common stock. The Series A Preferred Stock has 16.6% of the combined voting power of the Company's outstanding common stock and the Series A shares. The Series B Preferred Stock, which was issued with warrants to purchase nonvoting junior participating preferred stock, is nonvoting and carries a dividend of 9%. The Series B Preferred Stock will become voting, the dividend rate will decrease to 8% and the related warrants will be exercisable for 6,730,000 shares of common stock at such time as the Company's shareholders approve the increase in voting rights of Texas Pacific to 22.1%. The terms of the agreement prohibits the Company from paying cash dividends on its common stock.

       Simultaneously with the consummation of the agreement with Texas Pacific, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes are senior unsecured obligations of the Company and will rank pari passu in the right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. The Senior Notes will not be redeemable at the Company's option prior to May 15, 2002.

        At the same time, the Company entered into a Term Loan Agreement pursuant to which the Company borrowed $150,000,000 in the form of a senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan there are no scheduled principal payments. In certain circumstances, the Term Loan provides for mandatory prepayments. The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%.

       Also simultaneously with the transactions described above, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock for an aggregate purchase price of $10,000,000.

       The aggregate proceeds of the above transactions of $710,000,000 were utilized, in part, to retire previously outstanding bridge notes of $200,000,000 and make capital contributions to certain regulated subsidiaries pay fees and expenses approximating $39,000,000 related to the transactions. The remaining proceeds will be available for capital contributions to certain regulated subsidiaries and for general corporate purposes.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:


                                                   As of March 31          Increase (Decrease)
Membership:                                      1998          1997         Amount          %
                                                 ----          ----         ------          -
   Freedom Plan                               1,400,200      1,143,500      256,700       22.4%
   HMO                                          280,900        224,300       56,600       25.2%
   Medicare                                     162,600        134,600       28,000       20.8%
   Medicaid                                     183,500        189,900       (6,400)      (3.4%)
------------------------------------------------------------------------------------
      Total fully insured                     2,027,200      1,692,300      334,900       19.8%
   Self-funded                                   68,500         46,500       22,000       47.3%
====================================================================================
      Total membership                        2,095,700      1,738,800      356,900       20.5%
====================================================================================


      The following table provides certain statement of operations data expressed as a percentage of total revenues for the three months ended March 31, 1998 and 1997:


                                                                   Three Months
                                                                  Ended March 31
Revenues:                                                  1998                    1997
                                                           ----                    ----
   Premiums earned                                         98.7%                    98.3%
   Third-party administration, net                          0.4%                     0.3%
   Investment and other income, net                         0.9%                     1.4%
-----------------------------------------------------------------------------------------
      Total revenues                                      100.0%                   100.0%
-----------------------------------------------------------------------------------------

Expenses:
   Health care services                                    86.8%                    78.7%
   Marketing, general and administrative                   16.0%                    15.2%
   Restructuring charges                                    2.0%                     -
   Interest expense                                        (0.6%)                    -
-----------------------------------------------------------------------------------------
      Total expenses                                      105.7%                    93.9%
-----------------------------------------------------------------------------------------

Operating earnings (loss)                                  (5.7%)                    6.1%

Equity in net loss of affiliate                             -                       (0.1%)
-----------------------------------------------------------------------------------------
Earnings (loss) before income taxes                        (5.7%)                    6.0%
Income tax expense (benefit)                               (2.0%)                    2.5%
=========================================================================================
Net earnings (loss)                                        (3.7%)                    3.5%
=========================================================================================

Medical-loss ratio                                         87.9%                    80.2%
=========================================================================================

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

       Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual and have adversely affected the Company's premium billing. The Company's revenues in 1997 were adversely affected by adjustments of approximately $174 million related to estimates for terminations of group and individual members and for non-paying group and individual members. The Company is taking steps to attempt to improve billing timeliness, reduce billing errors, lags in recording enrollment and disenrollment notifications, and the Company's collection processes and is attempting to make requisite improvements in management information concerning the value and aging of outstanding accounts receivable. The Company believes it has made adequate provision in its estimates for group and individual member terminations and for non-paying group and individual members as of March 31, 1998. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments are made.

       The Company's commercial rates are often higher than those charged by competitors, in part reflecting the size and quality of the Company's provider network, additional services provided by the Company and other features of the Company's products. The Company's ability to receive requested rate increases from group customers may be adversely affected by publicity surrounding the losses announced by the Company for the third and fourth quarters of 1997 and the first quarter of 1998 and claims payment issues involving the Company's provider network. The Company believes that commercial premium pricing will continue to be highly competitive and may become more so in the future. However, the Company does not intend to promote revenue growth at the level of prior periods because the Company's priority in 1998 is to attempt to strengthen its service and systems infrastructure. Revenues may also be adversely affected as a result of the Company's decision to reduce its future investment in developing the Florida, Illinois and New Hampshire markets. Moreover, the Company expects that revenue growth will be adversely affected by customers' concern regarding recently publicized operating losses and provider dissatisfaction with timeliness of claims payment.

       In March 1998, the Company filed with the New York State Insurance Department ("NYSID") proposed rate increases of 50% and 64%, respectively for its New York mandated individual HMO and point-of-service plans (the "New York Mandated Plans") as a result of rapidly rising medical costs in those plans. The Company believes it experiences significant selection bias in these plans which are chosen, on average, by individuals that require more health care services than the average commercial population. The Company had 38,700 members in the mandated HMO and 14,400 members in the mandated point-of-service plan as of March 31, 1998. In April 1998, the NYSID denied the Company's rate request, but directed the Company to apply funds it will be allocated from the Demographic and Specified Medical Condition pools against rate relief in the individual and small group market. The Company expects that operating results for the individual product will continue to be adversely affected by high medical costs and that losses will continue in the absence of significant rate or regulatory relief.

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

       The Company does not anticipate revenue growth at the level of prior years in its Medicare programs because the Company's priority in 1998 is to attempt to strengthen its service and systems infrastructure and mitigate operating losses. Medicare enrollment could also be adversely affected, perhaps substantially so, by customer concern over recently publicized operating losses and provider dissatisfaction, changes to the Company's Medicare provider network in certain counties and medical management policies designed to better control medical costs and HCFA's recent site examination of the Company, among other factors.

       Premium yields in the Company's Medicaid business in New Jersey and Connecticut will be unchanged in 1998. At March 31, 1998, the Company had approximately 33,300 Connecticut Medicaid members and 41,700 New Jersey Medicaid members. Premium yields in the Company's New York Medicaid program (approximately 42,200 members at March 31, 1998) were increased 4% effective April 1, 1998. Premium yields in the Company's Pennsylvania Medicaid program (approximately 66,300 members at March 31, 1998) were increased 7% effective January 1, 1998. No assurances can be given regarding prospective premium yields from these programs.

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

       The Company's results of operations are dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its case rate and risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases major epidemics, inability to establish acceptable compensation agreements with providers and numerous other factors may affect Oxford's ability to control such costs. The Company attempts to use its medical cost containment capabilities, such as claim auditing systems, physician tracking systems and utilization review protocols, and improved channeling to cost-effective providers with a view to reducing the rate of growth in health care services expense. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors. In addition, the Company's relationships with many of its contracted providers were adversely affected by the Company's computer systems and related claims payment problems which could impede the Company's efforts to obtain favorable arrangements with some of these providers going forward. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. The Company continues to reconcile delayed claims and claims previously paid or denied in error and pay down backlogged claims. Information gained as the process continues may result in future changes to the Company's estimates of its medical costs and expected cost trends.


       The Company expects to report losses in 1998 as the result of high medical costs and high administrative costs. The Company intends to take steps to better control medical and administrative spending, but there can be no assurance that it will be successful. Results of operations will be adversely affected if such steps cannot be successfully implemented or if there are delays in such implementation.


The three months ended March 31, 1998 compared with the three months ended March 31, 1997

       Total revenues for the quarter ended March 31, 1998 were $1.23 billion, up 25% from $987.3 million during the same period in the prior year. The net loss for the first quarter of 1998 totaled $45.3 million, or 57 cents per share, compared to net earnings of $34.4 million, or 44 cents per share, for the first quarter of 1997. Results of operations for the first quarter of 1998 were adversely affected by significantly higher medical costs and approximately $25.0 million ($16.3 million after tax) of nonrecurring restructuring charges for severance and other costs expected to be incurred in connection with the restructuring of certain administrative and management functions. The restructuring charges increased the net loss for the quarter by $.20 per share.

       Membership in the Company's fully insured commercial health care programs as of March 31, 1998 increased by approximately 313,000 members (23%) over the level of such membership as of March 31, 1997, while membership in government programs increased by approximately 22,000 members (7%) during the same period. This enrollment growth reflects the quality and popularity of the Company's products.

       Total commercial premiums earned for the three months ended March 31, 1998 increased 26% to $872.6 million compared with $691.8 million in the same period in the prior year. This increase is attributable to a 24% increase in member months in the Company's commercial health care programs, including a 24% member months increase in the Freedom Plan. Premium yields of commercial programs were 1.5% higher on average than in the first quarter of 1997.

       Premiums earned from government programs increased 22% to $340.5 million in the first quarter of 1998 compared with $278.3 million in the first quarter of 1997. Membership growth accounted for most of the change as member months of Medicare programs increased 23% when compared with the prior year first quarter, while member months of Medicaid programs increased by 6% over the level of the prior year first quarter. Premium yields of Medicare programs in the first quarter of 1998 were 2.8% higher than in the prior year quarter and 3.7% higher in Medicaid programs.

       Net investment income for the three months ended March 31, 1998 decreased 22% to $11.1 million from $14.3 million for the same period last year primarily due to a decline in average invested balances in the first quarter of 1998 compared with the first quarter of 1997.

       The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 87.9% for the first quarter of 1998 compared with 80.2% for the first quarter of 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during the first quarter of 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters of 1997 aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represented revisions to estimates for claims incurred in years before 1997. The Company's paid and received claims data and revised estimates showed significant increases in medical costs in 1996 and 1997 for the Company's Medicare, Medicaid and New York Mandated Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Reserves for the first quarter for 1998 continued to reflect high costs in these areas. The Company believes it has made adequate provision for medical costs as of March 31, 1998. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations and such additions would also be included in the results of operations for the period in which such adjustments are made.

       Marketing, general and administrative expenses totaled $201.0 million in the first quarter of 1998 compared with $149.8 million in the first quarter of 1997. The increase over the first quarter of 1997 is primarily attributable to a $27.3 million rise in payroll and benefits due to increased staffing and a $19.0 million increase in consulting fees primarily related to enhancements to management information systems. These expenses as a percent of operating revenue were

16.5% during the first quarter of 1998 compared with 15.4% during the first quarter of 1997 and 17.6% for the full year 1997. The Company expects that results for 1998 will continue to be adversely affected by high administrative costs, including consulting and other costs associated with strengthening its operation. Administrative costs in future periods will also be affected by the costs associated with responding to regulatory inquiries and investigations and defending pending securities class actions and shareholder derivative litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance.


LIQUIDITY AND CAPITAL RESOURCES

       Cash used by operations during the first quarter of 1998 aggregated $114.6 million, compared with $23.0 million for the first quarter of 1997. The increase in cash used by operations is substantially due to the Company's net loss for the first three months of 1998. The Company's capital expenditures for the first three months of 1998 totaled $29.7 million. Such funds were used primarily for management information systems and leasehold improvements. In addition, the Company in March 1998 incurred obligations under capital leases for peripheral computer equipment with an aggregate fair market value approximating $20 million. Except for anticipated capital expenditures and obligations to provide required levels of capital to its operating subsidiaries, the Company currently has no definitive commitments for use of material cash.

       As of March 31, 1998, cash aggregating $24.0 million has been segregated as restricted investments to comply with federal and state regulatory requirements. During April 1998, the Company segregated an additional $1.5 million in cash as a restricted investment. The Company's subsidiaries are also subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

       As a result of the previously discussed delays in claims payments during the fourth quarter of 1996 and the first quarter of 1997, the Company experienced a significant increase in medical claims payable, but such increase was mitigated, in part, by progress in paying backlogged claims and making advance payments to providers during the first quarter of 1997 and thereafter. Outstanding advances aggregated approximately $183.4 million at March 31, 1998 and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company has established a valuation reserve of $10 million against the advances. The Company believes that it will be able to recover outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations.

       The Company's medical costs payable was $922.6 million as of March 31, 1998 (including $803.6 million for IBNR and before netting advance claim payments of $183.4 million) compared with $965.9 million as of December 31, 1997 (including $859.0 for IBNR and before netting advance claim payments of $203.0 million). The decrease reflects progress in paying backlogged claims and more timely payment of current claims during the first quarter of 1998. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and increases in membership. The liability is also affected by shared risk arrangements, including Private Practice Partnerships ("Partnership"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) and, in the case of Partnership providers subject to deficits, has established reserves to account for delays or other impediments to recovery of those deficits. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, the Company's rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

       During the first quarter of 1998, the Company made cash contributions to the capital of its HMO subsidiaries aggregating $243.4 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The contributions were made with the proceeds of the issuance of $200 million of senior secured notes ("Bridge Notes") under the Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, as amended, on March 30, 1998. The Bridge Notes were repaid on May 13, 1998 with a portion of the proceeds of the financings described below.

       The Company expects that additional capital contributions to the subsidiaries will be required as the result of expected operating losses in 1998. On May 14, 1998, the Company made additional capital contributions of $52.5 million from the proceeds of the financings. Further, additional capital contributions will be required if there is an increase in the nonadmissible assets of the Company's subsidiaries or a need for reserve strengthening as the result of regulatory action or otherwise. Such contributions, if any, will also be funded with a portion of the proceeds of the financings.

       Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC (together with the investors thereunder, the "Investors"), the Investors, on May 13, 1998, purchased $350,000,000 in Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. Dividends on the Preferred Stock may be paid in kind for the first two years. The Warrants have an exercise price of $17.75, which represents a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998. The exercise price is to become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Preferred Stock was issued as Series A and Series B. The Series A Preferred Stock carries a dividend of 8% and was issued with Series A Warrants to purchase 15,800,000 shares of common stock, or 19.9% of the present outstanding voting power of Oxford's common stock. The Series A Preferred Stock has 16.6% of the combined voting power of Oxford's outstanding common stock and the Series A shares. The Series B Preferred stock, which was issued with Series B Warrants to purchase non-voting junior participating preferred stock, is nonvoting and carries a dividend of 9%. The Series B Preferred Stock will become voting, the dividend rate will decrease to 8% and the Series B warrants will be exercisable for 6,730,000 shares of common stock at such time as Oxford's shareholders approve the increase in voting rights of TPG to 22.1%. The Preferred Stock is not redeemable by the Company prior to the fifth anniversary of its original issuance. Thereafter, subject to certain conditions, the Series A and Series B Preferred Stock are redeemable at the option of the Company for an aggregate redemption price of $245,000,000 and $105,000,000, respectively (in each case, plus accrued and unpaid dividends), and are subject to mandatory redemption at the same price on the tenth anniversary of their original issuance. The Series A Warrants and the Series B Warrants expire on the earlier of the tenth anniversary of their original issuance or redemption of the related series of Preferred Stock. The Warrants are detachable from the Preferred Stock.

       Simultaneously with the consummation of the Investment Agreement, the Company issued $200,000,000 principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in the right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. The Senior Notes will not be redeemable at the Company's option prior to May 15, 2002.

       At the same time, the Company entered into a Term Loan Agreement pursuant to which the Company borrowed $150,000,000 in the form of a senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan there are no scheduled principal payments. In certain circumstances, the Term Loan provides for mandatory prepayments. The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%.

       Also simultaneously with the transactions described above, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford Common Stock for an aggregate purchase price of $10,000,000.

       The aggregate proceeds of the above financings of $710,000,000 were utilized, in part, to retire the Bridge Notes of $200,000,000 and more capital contributions to certain regulated subsidiaries pay transaction fees and expenses approximating $39,000,000 related to the financings. The remaining proceeds will be available for capital contributions to regulated subsidiaries and for general corporate purposes. The Company believes that the above described proceeds will be sufficient to finance the capital needs referred to previously and to provide additional capital for losses or contingencies in excess of the Company's current expectations. However, there can be no assurance that such proceeds will be sufficient to finance the capital needs and to provide additional capital for losses or contingencies in excess of the Company's current expectations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future premium rates for commercial, Medicare and Medicaid business, future medical-loss ratio levels, the Company's ability to control health care costs, the Company's information systems, proposed efforts to control health care and administrative costs, government regulation and the future of the health care industry, and the impact on the Company of recent events, legal proceedings, and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

      Net Losses; Turnaround Plan

      The Company incurred a net loss of $291 million in 1997 and $45 million in the first three months of 1998 and expects to incur additional losses in 1998, the extent of which cannot be predicted at this time. As a result of losses at certain of its HMO and insurance subsidiaries in 1997, the Company has had to make capital contributions to certain of its HMO and insurance subsidiaries and expects that additional capital contributions will be required to be made by the Company in 1998.

      The Company's ability to control net losses depends, to a large extent, on the success of its turnaround plan, which includes improving provider contracts, implementing certain medical management programs and improving operating margins by, among other things, strengthening commercial underwriting, reducing administrative and medical costs and, where appropriate, refining benefit plans and increasing premiums. There can be no assurance that new management will be successfully retained or that the other elements of the turnaround plan will be implemented in the manner described herein, or, if implemented, will be successful or that other efforts by the Company to control net losses will be successful. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's operations and financial results, including ongoing financial losses. There can be no assurance that new management will be successfully retained or that the other elements of the Turnaround Plan will be implemented in the manner described herein, or, if implemented, will be successful or that other efforts by the Company to control net losses will be successful.

   Implementation of the Company's turnaround plan depends, in part, on its ability to implement measures to reduce its medical and administrative costs below existing levels. The Company currently believes that, it has the ability and intent to reduce certain costs, including those specified in the turnaround plan and others.

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

   Administrative Costs

      A key element of the Company's Turnaround Plan is a reduction in administrative expenses. In 1998, however, the Company expects that results will continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations. No assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond, which would have a significant impact on administrative costs.

   Government Regulation; Reimbursement

      The healthcare industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulation relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. State regulations require the Company's HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other transfers or cash to the Company. In addition, the ability of Oxford's HMO and insurance subsidiaries to declare and pay dividends to Oxford is limited by state regulations. In 1996 and 1997, significant federal and state legislation affecting the Company's business was enacted. For example, effective January 1998, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum." Moreover, state and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulation relating to mandatory benefits, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks which would apply to the Company. In addition, Congress is considering significant changes to Medicare and Medicaid legislation and has in the past considered, and may in the future consider, proposals relating to healthcare reform. Changes in federal and state laws or regulations, if enacted, could increase healthcare costs and administrative expenses and reductions could be made in Medicare and Medicaid reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations but such legislation and regulations, particularly in New York where much of the Company's business is located, could have a material adverse impact on the Company's operations, financial condition and prospects.

      Premiums for Oxford's Medicare and Medicaid programs are determined through formulas established by HCFA for Oxford's Medicare contracts and by state government agencies in the case of Medicaid. Medicaid premiums in New York were significantly reduced in 1996, and federal legislation enacted in 1997 provides for future adjustment of Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium reductions or premium rate increases in a particular region, which are lower than the rate of increase in healthcare service expenses for Oxford's Medicare or

Medicaid members in such region, could adversely affect Oxford's results of operations. Oxford's Medicare programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare and Medicaid programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups.

      Management of Growth

      Over the past five years the Company has experienced rapid growth in its business and in its staff and the Company will be affected by its ability to manage growth effectively, including its ability to continue to develop processes and systems to support its growing operations. In September 1996 the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not intend to promote growth at the level of prior years because the Company's priority in 1998 will be to strengthen its service and systems infrastructure. However, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond.


      Management of Information Systems

      There can be no assurance that the Company will be successful in mitigating the existing system problems that have resulted in payment delays and claims processing errors. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems will not be delayed or that additional systems issues will not arise in the future.

   Recent Events and Related Publicity

   Recent events at the Company in the last several months have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network and future enrollment in the Company's health benefit plans.

discretionary review of the Company.

      Collectibility of Advances

      As part of its attempts to ameliorate delays in processing claims for payment, as of March 31, 1998, the Company had advanced $183,375,000 in funds to providers pending the Company's disposition of claims for payment. The New York State Insurance Department is requiring the Company to obtain written acknowledgments of such advances from recipients of advances. If the Company is unable to receive written acknowledgments there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may have to make additional capital contributions to compensate for any impairment. Although the Company believes that the advances will be repaid in full, there can be no assurance that the advances will be repaid in full.

MARKET RISK DISCLOSURES

The Company's consolidated balance sheet as of March 31, 1998 includes a significant amount of assets whose fair values are subject to market risk. Since the substantial portion of the Company's investments are in fixed rate debt securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rate risk is managed within a tight duration band, and credit risk is managed by investing in U.S. government obligations and in corporate and municipal debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of March 31, 1998 by approximately $11.3 million, while a 200 basis points increase in rates would decrease the value of such investments by approximately $22.5 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of March 31, 1998 by approximately $10.9 million, while a 200 basis points decrease in rates would increase the value of such investments by approximately $22.2 million. The Company's investment in equity securities as of March 31, 1998 is not significant. Caution should be used in evaluating the Company's overall market risk based on the above information since actual results could differ materially because the information was developed using hypothetical assumptions.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations under "Market Risk Disclosures."

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

    On January 6, 1998, certain plaintiffs filed an application with the Judicial Panel on Multidistrict Litigation ("JPML") to transfer most of these actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. The Oxford defendants subsequently filed a similar application with the JPML seeking the transfer of all of these actions for consolidated or coordinated pretrial proceedings, together with the shareholder derivative actions discussed below, before Judge Brieant. The JPML heard argument on the applications on March 27, 1998. On April 28, 1998, the JPML entered an order transferring substantially all of these actions for consolidated or coordinated pretrial proceedings, together with the federal shareholder derivative actions discussed below, before Judge Brieant.

    The outcomes of these actions cannot be predicted at this time, although the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

  Shareholder Derivative Litigation

    As previously reported by the Company, in December 1997, purported shareholder derivative actions were filed on behalf of the Company in Connecticut Superior Court against the Company's directors and certain of its officers (and the Company itself as a nominal defendant). Several additional purported shareholder derivative actions (see below) subsequently were filed on behalf of Oxford in Connecticut Superior Court and in the United States District Courts for the Southern District of New York and the District of Connecticut against the Company's directors and certain of its officers (and the Company itself as a nominal defendant).

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

    The Company anticipates that additional purported shareholder derivative actions containing similar allegations may be filed. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints. On March 16, 1998, Oxford and certain of the individual defendants filed a motion to dismiss or, alternatively, to stay two of the purported derivative actions pending in Connecticut Superior Court. On March 23, 1998, Oxford and certain of the individual defendants filed a motion to dismiss or, alternatively, to stay the third purported derivative action pending in Connecticut Superior Court. Since then, the parties to the state derivative actions have agreed in principle, under certain conditions, to hold all pretrial proceedings in those actions in abeyance during the pretrial proceedings in the federal derivative actions, and to allow the state derivative plaintiffs to participate to a limited extent in the pretrial proceedings in the federal derivative actions.

     In addition, on January 27, 1998, defendants filed an application with the JPML to transfer the federal derivative actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the Southern District of New York. The JPML heard argument on the application on March 27, 1998. As these applications are not opposed in any material respect, the Company anticipates that the federal purported derivative actions will be transferred for consolidated or coordinated pretrial proceedings before Judge Brieant.

   State Insurance Departments

    As previously reported by the Company, the New York State Insurance Department ("NYSID") is presently conducting its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID also issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and paid a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing. At this time, the Company cannot predict the outcome of such continuing review. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance. The NYSID is presently conducting an examination of Oxford's finances and will focus on adequacy of reserves for medical costs payable, premiums receivable and provider advances. The NYSID is expected to issue a report in the coming months.

    The Company is also subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of these examinations cannot be predicted at this time.

  New York State Attorney General

    As previously reported, on November 6, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials "in regard to matters relating to the practices of the [Company] and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York." Since then, Oxford has produced a substantial number of documents in response to the subpoena, and expects to produce additional documents. In addition, Oxford has been asked to provide testimony from some of its present and former directors and officers.

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

    Securities and Exchange Commission

    As previously reported, the Company received an informal request on December 9, 1997 from the Securities and Exchange Commission's Northeast Regional Office seeking production of certain documents and information concerning a number of subjects, including disclosures made in the Company's October 27, 1997 press release announcing a loss in the third quarter. Oxford has produced documents and has provided information in response to this informal request.

    On January 30, 1998, pursuant to a formal order, the Commission served a subpoena duces tecum on Oxford for documents concerning a number of subjects, including internal and external audits, uncollectible premium receivables, timing of payments to vendors, doctors and hospitals, late payments to medical providers, computer system problems, agreements with the New York State Attorney General, and policies and procedures relating to the sale of Oxford securities by officers and directors. Oxford has also been requested to provide testimony from some of its present and former directors and officers. Oxford has produced documents in response to this subpoena, and intends to cooperate fully with the Commission.

On April 23, 1998, pursuant to a formal order, the Commission served a second subpoena duces tecum on Oxford for documents concerning, among other things, advances to medical providers, additions to reserves for unpaid claims, and adjustments related to terminations of group and individual members and for non-paying group and individual members. Oxford intends to cooperate fully with the Commission and produce documents in response to this subpoena.

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

  Arbitration Proceedings

    On February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. Oxford has petitioned the New York State Supreme Court for a permanent stay of this proceeding; the outcome of this motion cannot be predicted at this time. The NYCMS and other claimants also announced their intention to seek arbitration on behalf of physicians having particular claim disputes or seeking payment of delayed claims from Oxford. Two such arbitration proceedings have been commenced by individual physicians.

    The Company has been informed that on March 9, 1998, a purported class action arbitration was brought by two physicians before the AAA in Connecticut against Oxford alleging breach of contract and violation of the Connecticut Unfair Insurance Practices Act. The Company has not yet received a copy of the Demand for Arbitration and is considering its response. The outcome of the arbitration cannot be predicted at this time, although the Company believes that it has substantial defenses to the claims asserted and intends to defend the arbitration vigorously.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    See information contained in note 5 of "Notes to Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      See information contained in note 5 of "Notes to Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 5.    OTHER INFORMATION

STATUS OF INFORMATION SYSTEMS

      In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford known as "Pulse." From September 1996, most business functions at the Company were operated on the Pulse system, with the exception of the processing of claims, which continued to operate on the previous system, known as "Pick." Since the conversion, the Company must transmit claims, provider, membership and other data from Pulse to Pick in order to process claims, and processed claims data is transmitted from Pick to Pulse where checks are prepared. This transmission of data between systems is known as "backbridging."

      Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company implemented a number of systems and operational improvements during 1996 and 1997 which had the effect of improving claims turnaround times, and reducing claims backlogs and claims and billing errors. However, the backbridging process continues to create issues relating to transfer of data, which continues to cause delays for certain claims, and there have been delays in delivering all needed functionality under the Pulse system. The Company is continuing to seek improvements in the process referred to above and to added needed functionality.

      The Company has undertaken a thorough review of its information systems needs and capabilities with the assistance of independent experts. As a result of this review, the Company has decided not to continue the development of claims processing functionality in Pulse because of the risks associated with the development, integration and support of this functionality. The Company has also determined that significant risks would be involved integrating other claims processing systems available from third parties with the existing Pulse system.

      With the recent arrival of Mr. Marvin P. Rich as Chief Administrative Officer, the Company continues to review its long-term information system strategy, but has not reached any final decision concerning alternative information systems approaches. The Company's resources are currently focused on making improvements to the Pulse and Pick systems to improve performance and provide additional needed functionality pending any such decision.

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

      For information as to the "Year 2000" date conversion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Year 2000 Date Conversion."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                (a)  Exhibits

                      Exhibit No.      Description of Document
                      -----------      -----------------------
                         3(a)          Second Amended and Restated Certificate of
                                       Incorporation, as amended, of the Registrant

                         3(b)          Amended and Restated Bylaws of the
                                       Registrant

                         10(a)         Purchase Agreement, dated May 7, 1998,
                                       between Registrant and Donaldson, Lufkin &
                                       Jenrette Securities Corporation

                         10(b)         Registration Rights Agreement, dated as of May 13,
                                       1998, between Registrant and Donaldson,
                                       Lufkin & Jenrette Securities Corporation

                         10(c)         Indenture of Registrant, dated as of May 13,
                                       1998, between Registrant and The Chase
                                       Manhattan Bank, as Trustee, including
                                       form of 11% Senior Notes due 2005

                         10(d)         Term Loan Agreement, dated as of May 13, 1998,
                                       among Registrant, Lenders Listed therein,
                                       DLJ Capital Funding, Inc. and IBJ
                                       Schroder Bank & Trust Company, including
                                       exhibits

                (b) Reports on Form 8-K

                      In a report on Form 8-K dated January 8, 1998, and filed January 8, 1998, the Company reported, under Item 5. "Other Events," the formation of a new executive committee.

                      In a report on Form 8-K dated February 6, 1998, and filed February 9, 1998, the Company reported, under Item 5. "Other Events," the issuance of a $100 million senior secured increasing rate loan pursuant to a $200 million bridge securities purchase agreement.

                      In a report on Form 8-K dated February 24, 1998, and filed February 24, 1998, the Company reported, under Item 5. "Other Events," its fourth quarter 1997 earnings press release.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OXFORD HEALTH PLANS, INC.
                                       ----------------------------------------
                                                       (REGISTRANT)


   May 15, 1998                                    /s/ NORMAN C. PAYSON, M.D.
------------------------               ----------------------------------------
         Date                                        NORMAN C. PAYSON, M.D.,
                                                 CHIEF EXECUTIVE OFFICER


   May 15, 1998                                       /s/ ALBERT A. KOCH
------------------------               ----------------------------------------
        Date                                        ALBERT A. KOCH,
                                                CHIEF FINANCIAL OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS


Exhibit                                                                                                  Page
Number             Description of Document                                                              Number
------             -----------------------                                                              ------
    3(a)           Second Amended and Restated Certificate of Incorporation of Registrant,
                        as amended ......................................................................  17

    3(b)           Amended and Restated Bylaws of Registrant ............................................  XX

   10(a)           Purchase Agreement, dated May 7, 1998, between Registrant and
                        Donaldson, Lufkin & Jenrette Securities Corporation .............................  XX

   10(b)           Registration Rights Agreement, dated May 13, 1998,
                        between Registrant and Donaldson, Lufkin & Jenrette
                        Securities Corporation ..........................................................  XX

   10(c)           Indenture of Registrant, dated May 13, 1998, between Registrant and
                        The Chase Manhattan Bank, as Trustee, including form of
                        11% Senior Notes due 2005........................................................  XX

   10(d)           Term Loan Agreement, dated May 13, 1998, among Registrant, Lenders
                      Listed therein, DLJ Capital Funding, Inc. and IBJ Schroder Bank & Trust
                      Company, including exhibits........................................................  XX