Form 10-Q
period 1998-06-30
OXFORD HEALTH PLANS INC
filed 1998-08-14
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ----------------- to ---------------------

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

                             Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 10, 1998 was 80,383,263.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION
    ITEM 1      Financial Statements

                Consolidated Balance Sheets at June 30, 1998 and
                    December 31, 1997 ....................................................      3

                Consolidated Statements of Operations for the Three and Six Months Ended
                   June 30, 1998 and 1997..................................................     4

                Consolidated Statements of Cash Flows for the  Six Months
                   Ended June 30, 1998 and 1997............................................     5

                Notes to Condensed Consolidated Financial Statements ......................     6

    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ..............................................    10

    ITEM 3      Quantitative and Qualitative Disclosures About Market Risk.................    24



PART II - OTHER INFORMATION

    ITEM 1      Legal Proceedings .........................................................    25

    ITEM 2      Changes in Securities and Use of Proceeds..................................    31

    ITEM 5      Other Information..........................................................    31

    ITEM 6      Exhibits and Reports on Form 8-K...........................................    32


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      June 30,        Dec. 31,
                                 ASSETS                 1998            1997
                                                   -------------   -------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $  481,621          4,141
  Short-term investments-available-for-sale,
    at market value                                    636,403        635,743
  Premiums receivable                                  207,703        275,646
  Other receivables                                     47,198         45,418
  Prepaid expenses and other current assets             11,501         10,097
  Refundable income taxes                                3,059        120,439
  Deferred income taxes                                 37,530         38,092
--------------------------------------------------------------------------------
    Total current assets                             1,425,015      1,129,576

Property and equipment, at cost, net of
  accumulated depreciation and amortization
  of $143,433 in 1998 and $125,926 in 1997             127,989        147,093
Deferred income taxes                                  110,398         86,406
Restricted investments-hold-to-maturity, at
  amortized cost                                        47,641             --
Other noncurrent assets                                 40,158         34,914
--------------------------------------------------------------------------------
    Total assets                                    $1,751,201      1,397,989
================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations      $    6,819            --
  Medical costs payable                                916,327       762,959
  Trade accounts payable and accrued expenses          254,518       152,152
  Unearned premiums                                     54,463       124,603
  Deferred income taxes                                     --         9,059
--------------------------------------------------------------------------------
    Total current liabilities                        1,232,127     1,048,773

Senior notes payable                                   200,000            --
Term loan payable                                      150,000            --
Obligations under capital leases                        13,312            --
--------------------------------------------------------------------------------
    Total liabilities                                1,595,439     1,048,773

Redeemable preferred stock                             276,866            --

Shareholders' equity:
  Preferred stock, $.01 par value, authorized
    2,000,000 shares                                        --            --
  Common stock, $.01 par value, authorized
    400,000,000 shares; issued and outstanding
    80,354,390 in 1998 and 79,474,439 in 1997              803           795
  Additional paid-in capital                           525,325       437,663
  Accumulated deficit                                 (648,803)      (95,498)
  Unrealized net appreciation of investments             1,571         6,266
--------------------------------------------------------------------------------
    Total liabilities and shareholders' equity      $1,751,201     1,397,989
================================================================================

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  Three Months Ended       Six Months Ended
                                                        June 30                 June 30
                                                  -------------------      -----------------
                                                    1998       1997          1998      1997
                                                  --------   --------      --------   -------
Revenues:
  Premiums earned                                 $1,155,952  1,044,510     2,369,037  2,014,625
  Third-party administration, net                      4,311      3,040         9,313      6,116
  Investment and other income (expense), net          30,849     14,374        42,385     28,498
------------------------------------------------------------------------------------------------
    Total revenues                                 1,191,112  1,061,924     2,420,735  2,049,239
------------------------------------------------------------------------------------------------

Expenses:
  Health care services                             1,188,265    832,790     2,254,702  1,610,526
  Marketing, general and administrative              203,659    165,922       404,692    315,706
  Interest and other financing charges                20,752         --        27,601         --
  Restructuring charges                              174,266         --       199,266         --
  Unusual charges                                    111,790                  111,790
------------------------------------------------------------------------------------------------
    Total expenses                                 1,698,732    998,712     2,998,051  1,926,232
------------------------------------------------------------------------------------------------

Operating earnings (loss)                           (507,620)    63,212      (577,316)   123,007

Equity in net loss of affiliate                           --       (120)          --      (1,020)
------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                 (507,620)    63,092      (577,316)   121,987
Income tax expense (benefit)                              --     25,917       (24,394)    50,433
------------------------------------------------------------------------------------------------
Net earnings (loss)                                 (507,620)    37,175      (552,922)    71,554
Less preferred stock dividends and amortization       (5,718)        --        (5,718)        --
------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common stock  $ (513,338)    37,175      (558,640)    71,554
================================================================================================

Earnings (loss) per common share-basic            $    (6.41)       .48         (7.00)       .92
Earnings (loss) per common share-diluted          $    (6.41)       .45         (7.00)       .87

Weighted average common shares outstanding-basic      80,131     78,188        79,817     78,015
Effect of dilutive securities-stock options               --      4,486            --      4,498
------------------------------------------------------------------------------------------------
Weighted average common shares outstanding-diluted    80,131     82,674        79,817     82,513
================================================================================================

See accompanying notes to condensed consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                1998         1997
                                                              ---------    ---------
Cash flows from operating activities:
  Net earnings (loss)                                         $(552,922)      71,554
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                35,362       27,491
    Noncash restructuring and unusual charges                   205,631           --
    Deferred income taxes                                       (29,156)       3,865
    Realized loss on partial sale of FPA Medical Management,
     Inc. investment                                              8,183           --
    Realized gain on sale of other investments                  (10,304)      (7,477)
    Other, net                                                    3,396        1,260
    Changes in assets and liabilities:
      Premiums receivable                                        60,734     (106,702)
      Other receivables                                         (14,080)       7,020
      Prepaid expenses and other current assets                  (1,404)         738
      Medical costs payable                                      82,368      (92,122)
      Trade accounts payable and accrued expenses                75,184       20,235
      Income taxes payable/refundable                           117,380       17,500
      Unearned premiums                                         (70,140)     (46,572)
      Other, net                                                  4,693       (4,041)
                                                              ---------    ---------
        Net cash used by operating activities                   (85,075)    (107,251)
                                                              ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                          (36,646)     (42,730)
  Purchases of available-for-sale securities                   (500,271)    (304,867)
  Sales and maturities of available-for-sale securities         416,140      416,415
  Investment in unconsolidated affiliates                        (5,405)     (20,564)
  Other, net                                                      2,087          394
                                                              ---------    ---------
        Net cash used by investing activities                  (124,095)      48,648
                                                              ---------    ---------

Cash flows from financing activities:
  Proceeds from exercise of stock options                         1,323       10,252
  Proceeds of preferred stock, net of issuance expenses         338,148           --
  Proceeds of notes and loans payable                           550,000           --
  Redemption of notes and loans payable                        (200,000)          --
  Proceeds of sale of common stock                               10,000           --
  Debt issuance expenses                                        (11,251)          --
  Payments under capital leases                                  (1,570)          --
                                                              ---------    ---------
        Net cash provided by financing activities               686,650       10,252
                                                              ---------    ---------

Net increase (decrease) in cash and cash equivalents            477,480      (48,351)
Cash and cash equivalents at beginning of period                  4,141       72,160
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $ 481,621       23,809
                                                              =========    =========
Supplemental schedule of noncash investing and financing
  activities:
  Unrealized appreciation (depreciation) of short-term
    investments                                               $  (7,773)       2,828
  Tax benefit realized on exercise of stock options                  --        8,402
  Issuance of warrants to purchase common stock                  67,000           --
  Capital lease obligations incurred                          $  21,707           --

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)   BASIS OF PRESENTATION

      The interim condensed consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and Subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1997, included in the Company's 1997 Form 10-K filed with the SEC in March 1998 and amended in April 1998.

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

(2)   RESTRUCTURING CHARGES

      Restructuring charges totaled $174,266,000, or $2.17 per share, for the three months ended June 30, 1998 and $199,266,000 ($190,516,000 after income taxes, or $2.39 per share) for the six months ended June 30, 1998. These charges included the following estimated costs related to the implementation of the Company's turnaround plan: (i) costs associated with disposition or closure of noncore business (Florida, Illinois and New Hampshire health plans, specialty care management business and health centers) and a reduction in the carrying value of the Company's investment in its Pennsylvania health plan; (ii) costs for expected losses on government contracts prior to implementation of risk transfer or exit strategies in certain counties; (iii) severance and other costs; and (iv) costs associated with administrative cost reductions through consolidation of operations and real estate.

      The restructuring charges are summarized as follows:

                                                                      Three Months        Six Months
                                                                         Ended              Ended
                                                                     June 30, 1998       June 30, 1998
                                                                     -------------       -------------
Provision for loss on noncore businesses                              $ 53,182,000          53,182,000
Provision for loss on government contracts                              51,000,000          51,000,000
Write-down of property and equipment                                    29,146,000          29,146,000
Severence and related costs                                                     --          20,200,000
Costs of operations consolidation                                       15,928,000          20,428,000
Provision for loss on disposal of unconsolidated affiliates              9,075,000           9,075,000
Write-down of accounts receivable                                        7,209,000           7,209,000
All other                                                                8,726,000           9,026,000
------------------------------------------------------------------------------------------------------
  Total restructuring charges                                         $174,266,000         199,266,000
======================================================================================================

(3)   UNUSUAL CHARGES

      Unusual charges totaled $111,790,000, or $1.40 per share, for the three months and six months ended June 30, 1998. These charges, which are nonrecurring in nature, relate primarily to the Company's adoption of strategic initiatives embodied in its turnaround plan, and include strengthening of medical claim reserves and additional reserves for losses on provider advances and estimated asset impairment losses. In addition, the Company, as of June 30, 1998, wrote down to nominal value its remaining investment in the common stock of FPA Medical Management, Inc., a physician practice management company ("FPA"). The Company sold a portion of its investment in FPA in June 1998, realizing a loss of $8,183,000. In July 1998, FPA filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The unusual charges are summarized as follows:


                                                       Three Months
                                                      and Six Months
                                                           Ended
                                                      June 30, 1998
                                                      --------------
Realized loss and write-down of investment in FPA       $ 38,341,000
Reserve for loss on provider advances                     20,000,000
Strengthening of medical claims payable reserve           30,000,000
All other                                                 23,449,000
--------------------------------------------------------------------
  Total unusual charges                                 $111,790,000
====================================================================

(4)   INCOME TAXES

      The Company has established a valuation allowance related to net operating losses and the effect of the Company's net tax deductible temporary differences. Based on the results of operations, management does not believe it is more likely than not that these benefits relating to the second quarter loss will be realized. Accordingly, the Company discontinued providing tax benefits beginning with the second quarter of 1998. The Company will monitor its tax position throughout the remainder of 1998 to determine whether deferred tax benefits recorded prior to April 1998 are more likely than not to be recognized or whether such benefits will require a valuation allowance.

      As of June 30, 1998, the Company has Federal net operating loss carryforwards of approximately $430,000,000, which will begin to expire in 2012.

      During the first six months of 1998, the Company received net refunds of taxes paid aggregating $107,877,000. During the first six months of 1997, the Company paid taxes, net of refunds received, aggregating $35,000,000.

(5)   EARNINGS PER SHARE

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

(6)   COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The statement of comprehensive earnings for the three months and six months ended June 30, 1998 and 1997 is as follows:


                                                                         Three Months                  Six Months
                                                                        Ended June 30                 Ended June 30
                                                                     ----------------------------------------------------
                                                                       1998            1997          1998         1997
                                                                     ----------------------------------------------------
                                                                                          (in thousands)
Net earnings (loss) per statement of operations                         $(507,620)      37,175        (552,922)    71,554
Unrealized holding losses on available-for-sale securities,
    net of income taxes                                                    38,783          704          36,700     (4,860)
Less reclassification adjustment for gains included in net
    earnings (loss), net of income taxes                                  (40,503)       8,047         (41,395)     6,529
--------------------------------------------------------------------------------------------------------------------------
Comprehensive earnings (loss)                                           $(509,340)      45,926        (557,617)    73,223
==========================================================================================================================

(7)   FINANCIAL AND CAPITAL TRANSACTIONS

      On May 13, 1998, the Company consummated an agreement with affiliates of the investment firm Texas Pacific Group ("Texas Pacific") under which Texas Pacific Group and others purchased $350 million in redeemable preferred stock issued as Series A and Series B with dividend rates of 8% and 9%, respectively. Dividends on the preferred shares may be paid in kind for the first two years. The preferred shares also come with warrants to acquire 22.5 million shares of Oxford common stock with an exercise price of $17.75. This price represents a 5% premium over the average trading price of Oxford shares for 30 trading days ended February 20, 1998. The exercise price will become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Series A Preferred Stock carries a dividend of 8% and was issued with warrants to purchase 15,800,000 shares of common stock, or 19.9% of the present outstanding voting power of the Company's common stock. The Series A Preferred Stock has 16.6% of the combined voting power of the Company's outstanding common stock and the Series A shares. The Series B Preferred Stock, which was issued with warrants to purchase nonvoting junior participating preferred stock, is nonvoting and carries a dividend of 9%. The Series B Preferred Stock will become voting, the dividend rate will decrease to 8% and the related warrants will be exercisable for 6,730,000 shares of common stock at such time as the Company's shareholders approve the increase in voting rights of Texas Pacific to 22.1%. The terms of the agreement prohibit the Company from paying cash dividends on its common stock. The Preferred Stock is redeemable at the option of the Company after five years and must be redeemed after ten years. The carrying value of the Preferred Stock has been reduced in the financial statements by the value of the warrants, estimated to be approximately $67 million. This amount has been added to additional paid-in capital and will be amortized using the interest method over five years. The costs incurred in connection with the issuance of the preferred stock aggregated approximately $11.9 million and have been charged against the preferred stock in the accompanying balance sheet. Such costs will be amortized over a period of five years.

      Simultaneously with the consummation of the agreement with Texas Pacific, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes are senior unsecured obligations of the Company and will rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semiannually on May 15 and November 15 of each year commencing November 15, 1998. The Senior Notes will not be redeemable at the Company's option prior to May 15, 2002.

      At the same time, the Company entered into a Term Loan Agreement that provided for a new $150,000,000 senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan there are no scheduled principal payments. In certain circumstances, the Term Loan provides for mandatory prepayments. The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%.

      The costs incurred in connection with the issuance of the Senior Notes and Term Loan aggregating approximately $6.8 million and $4.5 million, respectively, have been capitalized and will be amortized over periods of seven years and five years, respectively.

      Also simultaneously with the transactions described above, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock at an aggregate purchase price of $10,000,000.

      The aggregate proceeds of the above transactions of $710,000,000 were utilized, in part, to retire previously outstanding bridge notes of $200,000,000, make capital contributions to certain regulated subsidiaries and pay fees and expenses approximating $39,000,000 related to the transactions. A portion of the proceeds will be used to make capital contributions to certain regulated subsidiaries and the balance will be used for general corporate purposes.

      During the first six months of 1998, the Company made cash payments for interest expense aggregating $10,332,000. No payments for interest expense were made in the first six months of 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following table shows membership by product:

                                        As of June 30            Increase (Decrease)
                                    ---------------------    ---------------------------
                                       1998      1997             Amount          %
                                    ---------------------    ---------------------------
Membership:
  Freedom Plan                      1,362,300   1,218,300       144,000          11.8%
  HMO                                 276,300     235,900        40,400          17.1%
  Medicare                            159,500     145,600        13,900           9.5%
  Medicaid                            140,600     187,600       (47,000)        (25.1%)
----------------------------------------------------------------------------
     Total fully insured            1,938,700   1,787,400       151,300           8.5%
  Self-funded                          66,000      46,100        19,900          43.2%
----------------------------------------------------------------------------
     Total membership               2,004,700   1,833,500       171,200           9.3%
============================================================================

     The decrease in Medicaid membership reflects the Company's withdrawal from the Connecticut Medicaid program effective April 1, 1998. Effective July 1, 1998, the Company withdrew from the New Jersey Medicaid program, which resulted in the loss of an additional 34,000 Medicaid members on such date.

     The following table provides certain statement of operations data expressed as a percentage of total revenues for the three months and six months ended June 30, 1998 and 1997:

                                      Three Months Ended          Six Months Ended
                                           June 30                     June 30
                                    ----------------------   ---------------------------
                                       1998      1997              1998           1997
                                    ----------------------   ---------------------------
Revenues:
  Premiums earned                     97.0%       98.4%           97.9%           98.3%
  Third-party administration, net      0.4%        0.3%            0.4%            0.3%
  Investment and other income
     (expense), net                    2.6%        1.3%            1.8%            1.4%
-----------------------------------------------------------------------------------------
          Total revenues             100.0%      100.0%          100.1%          100.0%
-----------------------------------------------------------------------------------------
Expenses:
  Health care services                99.8%       78.4%           93.1%           78.5%
  Marketing, general and
     administrative                   17.1%       15.6%           16.7%           15.4%
  Interest and other financing
     charges                           1.7%         --             1.1%             --
  Restructuring charges               14.6%         --             8.2%             --
  Unusual charges                      9.4%         --             4.6%             --
-----------------------------------------------------------------------------------------
          Total expenses             142.6%       94.0%          123.7%           93.9%
-----------------------------------------------------------------------------------------
Operating earnings (loss)            (42.6%)       6.0%          (23.6%)           6.1%
Equity in net loss of affiliate          --         --              --              --
-----------------------------------------------------------------------------------------
Earnings (loss) before income
     taxes                           (42.6%)       6.0%          (23.6%)           6.1%
Income tax expense (benefit)            --         2.4%           (1.0%)           2.5%
-----------------------------------------------------------------------------------------
Net earnings (loss)                  (42.6%)       3.6%          (22.6%)           3.6%
=========================================================================================
Supplementary information:
  Medical-loss ratio                 102.8%       79.7%           95.2%           79.9%
  Administrative-loss ratio           17.6%       15.8%           17.0%           15.6%
  PMPM premium revenue            $  197.00     198.36          198.44          196.96
  PMPM medical expense            $  202.51     158.15          188.86          157.45
  Fully insured member months
     (in thousands)                 5,867.7    5,265.7        11,938.3        10,228.5

     The medical-loss ratio for the three and six months periods ended June 30, 1998 reflects additions to the Company's reserves recorded in the second quarter of 1998. A portion of these reserve additions represent revisions to estimates for claims incurred in prior periods. Moreover, significant reserve additions were made in the second half of 1997. Accordingly, period-to-period comparisons may not be meaningful.

RESULTS OF OPERATIONS

   Overview

   The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan and Liberty Plan, health maintenance organization ("HMO") and preferred provider organization ("PPO") products, reimbursements under government contracts relating to its Medicare and Medicaid programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

   Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. The Company's results for the year ended December 31, 1997 and the three months ended June 30, 1998 were adversely affected by additions to the Company's reserves for IBNR in the third and fourth quarters of 1997 and the second quarter of 1998. See "Liquidity and Capital Resources."

   During the first half of 1998, the Company recorded restructuring charges and unusual charges primarily associated with implementation of the Company's plan ("Turnaround Plan") to restore the Company's profitability by focusing on its core commercial markets, reducing administrative costs, reducing payments to physicians and hospitals, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums and strengthening operations. The restructuring charge of $199.3 million includes $69.8 million associated with planned administrative cost reductions from consolidation of operations and real estate facilities and severance costs, $62.3 million relating to disposition or write-down of noncore businesses, $51.0 million for losses on Medicare business to be restructured, and $16.2 for valuation reserves for certain other assets. The Company also recorded unusual charges of $111.8 million, which are nonrecurring in nature, including $20.0 million for estimated costs associated with settlement of provider advances, $38.4 million related to a write-off of the Company's investment in FPA Medical Management, Inc., which recently filed for bankruptcy protection, $30.0 million for claim reserves and $23.4 million for valuation reserves and other one-time charges. As a consequence of these charges, comparisons of operating results for the first and second quarter of 1998 with other periods may not be meaningful.

   The Company experienced substantial growth in membership and revenues since it began operations in 1986 through 1997. The membership and revenue growth has been accompanied by increases in the cost of providing health care in New York, New Jersey, Pennsylvania, Connecticut, Illinois, Florida and New Hampshire. The Company does not expect its future growth in membership or revenue, if any, to be similar to its growth in prior years and will likely experience reductions in membership and revenue in the near term as the Company redirects its strategic initiatives under the Turnaround Plan to attempt to establish profitability. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

   Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers and have adversely affected the Company's premium billing. The Company's revenues have been adversely affected by adjustments of approximately $174 million in 1997 and $53 million in the second quarter of 1998 related to estimates for terminations of group and individual members and for non-paying group and individual members. The Company is taking steps to attempt to improve billing timeliness, reduce billing errors, lags in recording enrollment and disenrollment notifications, and the Company's collection processes and is attempting to make requisite improvements in management information concerning the value and aging of outstanding accounts receivable. The Company believes it has made adequate provision in its estimates for group and individual member terminations and for non-paying group and individual members as of June 30, 1998. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments are made.

   The Company's commercial rates are often higher than those charged by competitors, in part reflecting the size and quality of the Company's provider network, additional services provided by the Company and other features of the Company's products. A significant aspect of the Company's Turnaround Plan is to increase commercial group rates. The Company's ability to receive requested rate increases from group customers may be adversely affected by publicity surrounding the losses announced by the Company for the third and fourth quarters of 1997 and the first and second quarters of 1998 and claims payment issues involving the Company's provider network. The Company believes that commercial premium pricing will continue to be highly competitive and may become more so in the future. However, the Company does not intend to promote revenue growth at the level of prior periods and will likely experience reductions in revenue in the near term as the Company's priority in 1998 is to attempt to achieve higher premiums and strengthen its service and systems infrastructure. Revenues will also be adversely affected as a result of the Company's decision to dispose of its Florida, Illinois and New Hampshire health plans. The Company has also decided to consider strategic alternatives with respect to its Pennsylvania health plan. Moreover, the Company expects that revenue will be adversely affected by customers' concerns regarding recently publicized operating losses and provider dissatisfaction with timeliness of claims payment.

   In March 1998, the Company filed with the New York State Insurance Department ("NYSID") proposed rate increases of 50% and 64%, respectively, for its New York mandated individual HMO and point-of-service plans (the "New York Mandated Plans") as a result of rapidly rising medical costs in those plans. The Company believes it experiences significant selection bias in these plans which are chosen, on average, by individuals that require more health care services than the average commercial population. The Company had 36,800 members in the mandated HMO and 13,500 members in the mandated point-of-service plan as of June 30, 1998. In April 1998, the NYSID denied the Company's rate request, but directed the Company to apply funds it will be allocated from the Demographic and Specified Medical Condition pools against rate relief in the individual and small group market. The Company expects that operating results for the individual product will continue to be adversely affected by high medical costs and that losses will continue in the absence of significant rate or regulatory relief.

   On June 10, 1998, the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in New York, New Jersey, Connecticut and Pennsylvania. This action was taken by the Company to provide it with an opportunity to strengthen its operations and institute certain corrective actions required by the Health Care Financing Administration ("HCFA") as a result of its recent site visit. See "Legal Proceedings". This action, however, does not apply to potential enrollees of the Company's Medicare group accounts. The Company believes that the suspension will be temporary, lasting several months, and service to existing members will not be affected.

   The Company has agreed with HCFA to develop and implement a plan of corrective actions relating to deficiencies in the Company's compliance with operational standards contained in its contracts with HCFA. Operational deficiencies noted by HCFA include claims payment turnaround times, interest payments on delayed claims, enrollment and disenrollment procedures and documentation, and member appeal procedures and notifications. The Company's ability to resume marketing and enrollment, and to be granted new Medicare+Choice contracts for next year, will be subject to HCFA's satisfaction with the progress made by the Company in implementing the corrective actions agreed upon.

      The Company has worked cooperatively with HCFA to address the concerns HCFA has raised and believes it will be able to implement corrective actions satisfactory to HCFA; however, there can be no assurance that the Company will ultimately succeed in resuming marketing and enrollment or in obtaining new contracts for 1999. A long-term suspension of marketing and enrollment would adversely affect revenues since member disenrollment would result in a continuing reduction in membership. A failure to obtain a new contract for 1999 would mean that the Company would not participate in the Medicare managed care program, with a corresponding reduction in revenues (the Company experienced operating losses in Medicare in 1997 and the first half of 1998). In that event, the Company would need to reduce overall administrative costs proportionately. Non-participation by the Company in the Medicare managed care program could also adversely affect the Company's ability to negotiate favorable provider contracts for its commercial business since the Company would represent significantly less revenue potential for many providers.

   The Company's Turnaround Plan contemplates a restructuring of the Company's Medicare business by initiating risk transfer agreements with health care providers in service areas covering approximately 90,000 members where the Company experiences substantial losses. Under these risk transfer arrangements, providers assume a substantial portion of the risk of increasing health care costs; however, these arrangements may require regulatory approvals, which may not be granted or may be granted with burdensome conditions, and, among other risks and uncertainties involved in the successful implementation of the contract, the Company bears the risk of nonperformance or default by the provider. Recently, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection. The Company had several risk sharing agreements with entities owned or managed by FPA, which covered approximately 84,000 members. The Company is unable to predict the impact of the FPA bankruptcy on its results of operations.

   The Company has entered into a definitive agreement with North Shore-Long Island Jewish Health System, Inc. ("North Shore") pursuant to which North Shore has assumed the medical cost risk associated with the provision of covered services to approximately 40,000 of the Company's Medicare beneficiaries primarily in Nassau, Suffolk and Richmond counties in New York and has agreed to provide certain administrative services in connection therewith. The Company intends to finalize Medicare risk transfer arrangements in the remaining counties in which it is experiencing losses by year-end, but if the Company cannot conclude satisfactory arrangements for North Shore and others, including obtaining regulatory approvals and taking the requisite steps for the successful implementation of such arrangements, it will withdraw from certain of these counties. Such withdrawal would adversely affect enrollment and revenues. Medicare enrollment could also be adversely affected, perhaps substantially so, by customer concern over recently publicized operating losses and provider dissatisfaction, changes to the Company's Medicare benefits or provider network in certain counties and medical management policies designed to better control medical costs, among other factors.

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

   During 1998, the Company received a 2% increase in Medicare premiums, minus the user fee assessment of .428% of the Company's gross monthly Medicare premium. The user fee is applied to all Medicare risk contractors by HCFA to cover HCFA's costs relating to beneficiary enrollment, dissemination of information and certain counseling and assistance programs. On March 2, 1998 HCFA announced a 2% increase in premiums in 1999 for all plans in the Company's service areas. However, the user fee for 1999 has not been determined and may increase since the Clinton Administration is seeking legislation authorizing it to collect additional funds. Under the authority provided by the 1997 Act, HCFA has begun to collect hospital encounter data from Medicare risk contractors. The data will be used to develop and implement a new risk adjustment mechanism by January 1, 2000. Given the relatively high Medicare risk premium levels in the Company's market areas, the Company is in significant jeopardy that the new risk adjustment mechanism to be developed could significantly and adversely affect the Company's Medicare premium ratio going forward. President Clinton has proposed expanding Medicare coverage to individuals between the ages of 55 and
64. There is significant opposition to his proposal, and the Company cannot predict the outcome of the legislative process or the impact of the proposal on the Company's results of operations. In addition, long-term structural changes to the Medicare program are currently being considered by a newly appointed National Bipartisan Commission on the Future of Medicare. This Commission is required to submit a report to the President and Congress by March 1, 1999.

   Premium yields in the Company's New York Medicaid program (approximately 41,000 members at June 30, 1998) were increased 4% effective April 1, 1998. The Company's Turnaround Plan contemplates limiting the Company's New York Medicaid business primarily to Brooklyn and seeking provider contracts to transfer medical cost risk for this membership. There can be no assurance that the Company will be successful in concluding satisfactory provider contracts for this membership. If the Company cannot conclude such contracts, it will likely not renew the contracts in April 1999. Premium yields in the Company's Pennsylvania Medicaid program (approximately 65,500 members at June 30, 1998) were increased 7% effective January 1, 1998. No assurances can be given regarding prospective premium yields from these programs.

   The Company's approach to addressing the deterioration of operating results in its Medicaid Plans is to transfer the medical cost risk for this membership or to withdraw from such programs. Despite these efforts, no assurances can be given that such risk transfer contracts will be consummated or, if consummated, will successfully control the Company's ultimate costs. In its Pennsylvania Medicaid program, the Company has entered into an agreement to transfer a substantial portion of the medical risk in that program to a third party. The Company has also withdrawn from the Medicaid programs in New Jersey and Connecticut, effective July 1, 1998 and April 1, 1998, respectively.

   The Company's results of operations are dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, stricter underwriting standards, appropriate benefit design, utilization review and case management programs and its risk-sharing agreements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, major epidemics, inability to establish acceptable compensation agreements with providers and numerous other factors may affect the Company's ability to control such costs. The Company attempts to use its medical cost containment capabilities, such as claim auditing systems and utilization review protocols, with a view to reducing the rate of growth in health care services expense. The Company's Turnaround Plan also contemplates attempting to implement new medical management policies aimed at reducing costs in various lines of business, principally through utilization management of hospital services. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors. In addition, the Company's relationships with many of its contracted providers were adversely affected by the Company's computer systems and related claims payment problems which could impede the Company's efforts to obtain favorable arrangements with some of these providers going forward. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. The Company continues to reconcile delayed claims and claims previously paid or denied in error and pay down backlogged claims. Information gained as the process continues may result in future changes to the Company's estimates of its medical costs and expected cost trends.

   The Company expects to continue to report losses in 1998 and 1999 as the result of high medical costs and high administrative costs. The Company's Turnaround Plan contemplates steps to better control medical and administrative spending and increase premium rates and discontinue unprofitable businesses, but there can be no assurance that it will be successful. Results of operations will be adversely affected if such steps cannot be successfully implemented or if there are delays in such implementation.

   The three months ended June 30, 1998 compared with the three months ended June 30, 1997

   Total revenues for the quarter ended June 30, 1998 were $1.19 billion, up 12.2% from $1.06 billion during the same period in the prior year. The net loss for the second quarter of 1998 totaled $507.6 million, or $6.41 per share, compared to net earnings of $37.2 million, or 45 cents per share, for the second quarter of 1997. Results of operations for the second quarter of 1998 were adversely affected by significantly higher medical costs in the Company's commercial group, Medicare, Medicaid and individual direct pay businesses and approximately $174.3 million of restructuring charges and $111.8 million of unusual charges. See "Overview".

   The second quarter of 1998 was also adversely affected by interest and financing expense of $19.0 million relating to the consummation in May of the Company's $710 million financing. See "Liquidity and Capital Resources". Future interest expense under the Company's senior note and term loan borrowings is expected to total $9.7 million per quarter.

   Membership in the Company's fully insured health care programs as of June 30, 1998 increased by approximately 151,300 members (8.5%) over the level of such membership as of June 30, 1997, while membership in the Medicaid program decreased by approximately 47,000 members (25.1%) during the same period. This reduction reflects the Company's withdrawal from the Medicaid program in Connecticut effective April 1, 1998. Effective July 1, 1998, the Company withdrew from the New Jersey Medicaid program which resulted in the loss of an additional 34,000 members on such date. Membership in the Medicare program grew by only 13,900 members (9.5%) since the second quarter of 1997, reflecting a slow down in the addition of Medicare members, as the Company has curtailed its marketing efforts for the Medicare business since late last year and suspended marketing and most enrollment in June 1998. See "Overview".

   Total commercial premiums earned for the three months ended June 30, 1998 increased 14.1% to $830.3 million compared with $746.2 million in the same period in the prior year. This increase is attributable to a 15.7% increase in member months in the Company's commercial health care programs, including a 15.0% member months increase in the Freedom Plan. Premium yields of commercial programs were 3.9% lower on average than in the second quarter of 1997. Premium yields declined year to year primarily due to adjustments of $53 million related to estimates for termination of group and individual members and for nonpaying groups and individual members. Such premium yields increased on average approximately 2% after removing the effect of such adjustments. The Company's Turnaround Plan includes seeking premium increases on the Company's small and large group Freedom Plan and HMO business in the range of 8% to 9% since healthcare cost increases have outpaced the Company's commercial premium rates in this line of business. In recent months, the Company has been generally renewing groups at increased rates of approximately 7% for several months and these rates have been generally accepted. There can be no assurance the Company will be successful in obtaining needed rate increases without losing enrollment.

   Premiums earned from government programs increased 9.2% to $325.6 million in the second quarter of 1998 compared with $298.3 million in the second quarter of 1997. Membership growth accounted for most of the change as member months of Medicare programs increased 13.3% when compared with the prior year second quarter, which was offset, in part, by a 22.6% decrease in the member months of Medicaid programs. Premium yields of Medicare programs in the second quarter of 1998 were 3.1% higher than in the prior year quarter and 11.6% higher in Medicaid programs.

   Net investment income for the three months ended June 30, 1998 increased 90% to $26.9 million from $14.1 million for the same period last year primarily due to an increase in average invested balances in the second quarter of 1998 primarily resulting from the Company's May 1998 financing. This increase in net investment income during this period was also due to an increase in net capital gains in an amount equal to $3.8 million. See "Liquidity and Capital Resources".

   The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 102.8% for the second quarter of 1998 compared with 79.7% for the second quarter of 1997 and 87.9% for the first quarter of 1998. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during the second quarter of 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters of 1997 aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represented revisions to estimates for claims incurred in years before 1997. The Company also added $48 million to its reserves for IBNR in the second quarter of 1998. These reserve additions represent revisions to estimates for claims incurred in prior periods and an increase in the Company's margin for adverse development relating to reprocessing claims previously paid or denied in error. The Company's paid and received claims data and revised estimates have shown significant increases in medical costs in 1996, 1997 and 1998 for the Company's commercial, Medicare, Medicaid and New York Mandated Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Reserves for the second quarter for 1998 continued to reflect high costs in these areas. The Company's Turnaround Plan was designed to address the operating losses incurred in its commercial, Medicare and Medicaid plans, but there can be no assurance that the Turnaround Plan will succeed. The Company believes it has made adequate provision for medical costs as of June 30, 1998. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made. See "Liquidity and Capital Resources".

   Marketing, general and administrative expenses totaled $203.7 million in the second quarter of 1998 compared with $165.9 million in the second quarter of 1997. The increase over the second quarter of 1997 is primarily attributable to a $8.5 million rise in payroll and benefits due to increased staffing and a $16.0 million increase in consulting fees primarily related to enhancements to management information systems. These expenses as a percent of operating revenue were 17.6% during the second quarter of 1998 compared with 15.8% during the second quarter of 1997 and 16.5% for the first quarter of 1998. The Company's Turnaround Plan calls for significant reductions in administrative costs, but there can be no assurance the Company will be successful in reducing such costs. The Company expects that results for 1998 will continue to be adversely affected by high administrative costs. The Company's restructuring charge includes charges for estimated defense costs associated with responding to regulatory inquiries and investigations and defending pending securities class actions and shareholder derivative litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance. There can be no assurance that ultimate costs will not exceed those estimates.

   The six months ended June 30, 1998 compared with the six months ended June 30, 1997

   Total revenues for the six months ended June 30, 1998 were $2.42 billion, up 18.1% from $2.05 billion during the same period in the prior year. The net loss for the first half of 1998 totaled $552.9 million, or $7.00 per share, compared to net earnings of $71.5 million, or .87 cents per share, for the second quarter of 1997. Results of operations for the first six months of 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and individual direct pay businesses and approximately $199.3 million of restructuring charges and $111.8 million of unusual charges. See "Overview".

   The second quarter of 1998 was also adversely affected by interest and financing expense of $19.0 million relating to the consummation in May of the Company's $710 million financing. See "Liquidity and Capital Resources". Future interest expense under the Company's senior note and term loan borrowings is expected to total $9.7 million per quarter.

   Total commercial premiums earned for the six months ended June 30, 1998 increased 23.6% to $1.76 billion compared with $1.44 billion in the same period in the prior year. This increase is attributable to a 19.9% increase in member months in the Company's commercial health care programs, including a 19.2% member months increase in the Freedom Plan.

   Premiums earned from government programs increased 15.5% to $666.1 million in the first six months of 1998 compared with $576.6 million in the first six months of 1997. Membership growth accounted for most of the change as member months of Medicare programs increased 18.0% when compared with the first six months of 1997, while member months of Medicaid programs decreased by 8.5% over the level of the prior year six months period as the result, in part, of the Company's withdrawal from the Medicaid programs in Connecticut effective April 1, 1998. Effective July 1, 1998, the Company withdrew from the New Jersey Medicaid program which resulted in the loss of an additional 34,000 members on such date.

Premium yields of Medicare programs in the first six months of 1998 were 2.9% higher than in the comparable prior year period and 7.3% higher in Medicaid programs.

   Net investment income for the six months ended June 30, 1998 increased 30% to $38.0 million from $28.4 million for the same period last year primarily due to an increase in average invested balances in the first six months of 1998 primarily resulting from the Company's May 1998 financing. This increase in net investment income during this period was also due to an increase in net capital gains in an amount equal to $2.8 million. See "Liquidity and Capital Resources".

   The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 95.2% for the first six months of 1998 compared with 79.9% for the first six months of 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during the first half of 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters of 1997 aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represented revisions to estimates for claims incurred in years before 1997. The Company also added $48 million to its reserves for IBNR in the second quarter of 1998. A portion of these reserve additions represent revisions to estimates for claims incurred in prior periods. The Company's paid and received claims data and revised estimates showed significant increases in medical costs in 1996, 1997 and 1998 for the Company's commercial, Medicare, Medicaid and New York Mandated Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Reserves for the first six months of 1998 continued to reflect high costs in these areas. The Company's Turnaround Plan was designed to address the operating losses incurred in these lines of business, but there can be no assurance that the Turnaround Plan will succeed. The Company believes it has made adequate provision for medical costs as of June 30, 1998. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made. See "Liquidity and Capital Resources".

   Marketing, general and administrative expenses totaled $404.7 million in the first six months of 1998 compared with $315.7 million in the first six months of 1997. The increase over the first six months of 1997 is primarily attributable to a $35.8 million rise in payroll and benefits due to increased staffing and a $35.0 million increase in consulting fees primarily related to enhancements to management information systems. These expenses as a percent of operating revenue were 17.0% during the first six months of 1998 compared with 15.6% during the first six months of 1997 and 17.6% for the full year 1997. The Company's Turnaround Plan calls for significant reductions in administrative costs, but there can be no assurance the Company will be successful in reducing such costs. The Company expects that results for 1998 will continue to be adversely affected by high administrative costs. The Company's restructuring charge includes charges for estimated defense costs associated with responding to regulatory inquiries and investigations and defending pending securities class actions and shareholder derivative litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance. There can be no assurance that ultimate costs will exceed costs will not exceed those estimates.

LIQUIDITY AND CAPITAL RESOURCES

   Cash used by operations during the first six months of 1998 aggregated $85.1 million, compared with $107.3 million for the first six months of 1997. The Company's cash flow benefited from income tax refunds aggregating $117 million in the first half of 1998 and $60 million in improved collections of commercial premiums above revenue recorded. The Company's capital expenditures for the first six months of 1998 totaled $36.6 million. Such funds were used primarily for management information systems and leasehold improvements. In addition, the Company in March 1998 incurred obligations under capital leases for peripheral computer equipment with an aggregate fair market value approximating $21.7 million. Except for anticipated capital expenditures and obligations to provide required levels of capital to its operating subsidiaries, the Company currently has no definitive commitments for use of material cash.

   The National Association of Insurance Commissioners has an effort underway that would require new minimum capitalization limits for health care coverage provided by HMOs and other risk-bearing health care entities. The requirements would take the form of risk-based capital rules. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Company intends to fund any increase from corporate usable cash reserves. However, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements. The new requirements are expected to be effective on or before December 31, 1999.

   As of June 30, 1998, consolidated cash and investments aggregated approximately $1,118 million, of which approximately $889 million was held by operating subsidiaries and approximately $229 million was held by the parent company after giving effect to capital contributions by the parent company to certain subsidiaries as required by the NYSID. As of June 30, 1998, cash and investments aggregating $47.6 million has been segregated as restricted investments to comply with federal and state regulatory requirements. An additional $9.3 million in cash has been similarly restricted and has been included in other noncurrent assets in the consolidated balance sheet. The Company's subsidiaries are also subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

   As a result of the previously discussed delays in claims payments during the fourth quarter of 1996 and the first quarter of 1997, the Company experienced a significant increase in medical claims payable, but such increase was mitigated, in part, by progress in paying backlogged claims and making advance payments to providers during the first quarter of 1997 and thereafter. Outstanding net advances aggregated approximately $157.3 million at June 30, 1998 and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company has established a valuation reserve of $30 million against the advances. The Company believes that it will be able to recover outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations.

   The Company's medical costs payable was $1.07 billion as of June 30, 1998 (including $851.2 million for IBNR and before netting advance claim payments of $157.3 million) compared with $965.9 million as of December 31, 1997 (including $859.0 for IBNR and before netting advance claim payments of $203.3 million). The increase reflects a strengthening of the Company's reserve for claim liabilities during the second quarter of 1998. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The liability is also affected by shared risk arrangements, including Private Practice Partnerships ("Partnership"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) and, in the case of Partnership providers subject to deficits, has established reserves to account for delays or other impediments to recovery of those deficits. The Company has decided to review its partnership program and may restructure or terminate certain of its partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company has recognized estimated costs in taking these actions in the second quarter. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, the Company's rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

   During the first six months of 1998, the Company made cash contributions to the capital of its HMO subsidiaries aggregating $296.3 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. Contributions prior to May 13, 1998 were made with the proceeds of the issuance of $200 million of senior secured notes ("Bridge Notes") under the Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, as amended on March 30, 1998. The Bridge Notes were repaid on May 13, 1998 with a portion of the proceeds of the financings described below. Contributions made on or after May 13, 1998 were made from the proceeds of the financings.

   The Company expects that additional capital contributions to the subsidiaries will be required as the result of expected operating losses in 1998. Further, additional capital contributions will be required if there is an increase in the nonadmissible assets of the Company's subsidiaries or a need for reserve strengthening as the result of regulatory action or otherwise. The Company intends to fund such contributions, if any, with a portion of the proceeds of the financings. However, there can be no assurance that the proceeds of the financings will be sufficient to fund such contributions.

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

   Simultaneously with the consummation of the Investment Agreement, the Company issued $200,000,000 principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. The Senior Notes will not be redeemable at the Company's option prior to May 15, 2002.

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

   The aggregate proceeds of the above financings of $710,000,000 were utilized, in part, to retire the Bridge Notes of $200,000,000, make capital contributions to certain regulated subsidiaries and pay transaction fees and expenses approximating $39,000,000 related to the financings. The remaining proceeds will be available for capital contributions to regulated subsidiaries and for general corporate purposes. The Company believes that the above described proceeds will be sufficient to finance the capital needs referred to previously and to provide additional capital for losses or contingencies in excess of the Company's current expectations. However, there can be no assurance that such proceeds will be sufficient to finance such capital needs and to provide additional capital for losses or contingencies in excess of the Company's current expectations.

MARKET RISK DISCLOSURES

   The Company's consolidated balance sheet as of June 30, 1998 includes a significant amount of assets whose fair values are subject to market risk. Since the substantial portion of the Company's investments are in fixed rate debt securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rate risk is managed within a tight duration band, and credit risk is managed by investing in U.S. government obligations and in corporate and municipal debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of June 30, 1998 by approximately $15.6 million, while a 200 basis points increase in rates would decrease the value of such investments by approximately $31.1 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of June 30, 1998 by approximately $15.4 million, while a 200 basis points decrease in rates would increase the value of such investments by approximately $31.2 million. The Company's investment in equity securities as of June 30, 1998 was not significant. Caution should be used in evaluating the Company's overall market risk based on the above information since actual results could differ materially because the information was developed using hypothetical assumptions.

YEAR 2000 DATE CONVERSION

   The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000" date conversion and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations. The Company is utilizing and will utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company is currently renovating and testing its computer systems and anticipates being complete with such renovations and testing by the second quarter of 1999.

   The Company is communicating with certain material vendors to determine the extent to which the Company may be vulnerable to such vendors' failure to resolve their own Year 2000 issues. The Company is attempting to mitigate its risk with respect to the failure of such vendors to be Year 2000 compliant by, among other things, requesting Year 2000 compliance certifications or written assurances from its material vendors, including certain software vendors, landlords and suppliers. The effect of such vendors' noncompliance, if any, is not reasonably estimable at this time.

   The Company is required to submit periodic reports regarding Year 2000 compliance to certain of the regulatory authorities which regulate its business. The Company is in compliance with such Year 2000 reporting requirements.

   The Company is in the process of modifying its computer systems to accommodate the Year 2000. The Company currently expects these modifications to be completed in a time frame to avoid any material adverse effect on operations. The Company expects to incur associated expenses of approximately $15 million in 1998 and $5 million in 1999 to complete this effort. As of June 30, 1998, the Company had incurred approximately $1.3 million of expenses in connection with its Year 2000 compliance efforts. The Company has deferred other information technology initiatives to concentrate on its Year 2000 compliance efforts but the Company believes that such deferral is not reasonably likely to have a material effect on the Company's financial condition or results of operations. The Company's inability to complete Year 2000 modifications on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations. The Company has not developed a contingency plan in the event compliance is not achieved, but intends to create such a plan during the first quarter of 1999.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future health care costs and administrative costs, future premium rates for commercial, Medicare and Medicaid business, future physician network, future hospital utilization rates, future medical-loss ratio levels, future claims payment and service performance and other operations matters, the Company's information systems, proposed efforts to control health care and administrative costs, future dispositions of certain businesses and assets, future transfer of certain Medicaid risks, future Medicare risk-sharing agreements with health care providers, the Company's belief as to the temporary character and length of the suspension of marketing and most enrollment of new members in the Company's Medicare plans, the Company's belief as to its ability to develop and implement corrective actions satisfactory to HCFA, the Company's belief as to its ability to implement the Turnaround Plan and achieve its goals, the Company's beliefs as to the sufficiency of its capital resources for future needs, government regulation and the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

   Net Losses; Turnaround Plan

   The Company incurred net losses of $291 million in 1997 and $553 million in the first six months of 1998 and expects to incur additional losses in 1998 and 1999, the extent of which cannot be predicted at this time. As a result of losses at certain of its HMO and insurance subsidiaries in 1997 and 1998, the Company has had to make capital contributions to certain of its HMO and insurance subsidiaries and expects that additional capital contributions will be required to be made by the Company in 1998 and 1999.

   A significant portion of the loss incurred by the Company in the second quarter of 1998 was associated with restructuring and unusual changes relating to the Company's Turnaround Plan. These restructuring and unusual changes are based on estimates of the anticipated costs to the Company of taking the actions described in the Turnaround Plan, including disposition of certain businesses and assets. There can be no assurance that these estimates correctly reflect the ultimate costs which the Company will incur in implementing the Turnaround Plan.

   The Company's ability to control net losses depends, to a large extent, on the success of its Turnaround Plan, which includes focusing on core commercial markets and disposing or restructuring of noncore businesses, reducing administrative costs, reducing payments to physicians and hospitals, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums and strengthening operations. There can be no assurance that the Turnaround Plan will be implemented in the manner described herein, or, if implemented, will be successful or that other efforts by the Company to control net losses will be successful. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's operations and financial results, including ongoing financial losses.

   Control Over and Predictability of Health Care Costs

   Oxford's future results of operations depend, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and risk-sharing arrangements with providers) while providing members with quality health care. Factors such as utilization, new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, major epidemics, inability to establish acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and numerous other factors may affect Oxford's ability to control such costs. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

   Medical costs payable in Oxford's financial statements include reserves for incurred but not reported claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment affect the Company's ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

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

   Government Regulation; Reimbursement

   The healthcare industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulation relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. State regulations require the Company's HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other transfers of cash to the Company. In addition, the ability of Oxford's HMO and insurance subsidiaries to declare and pay dividends to Oxford is limited by state regulations. In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum, effective January 1998, and that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1, 1999. In addition, the Quality Health Care Accountability and Protection Act was enacted in Pennsylvania and is effective January 1, 1999. Most of its requirements are already law in our core states of New York, Connecticut and New Jersey. The "Patient Protection Act of 1998" was passed by the U.S. House of Representatives but not by the Senate. Many of its features are also already in law in the Company's core states. State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulations relating to mandatory benefits, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks which would apply to the Company. In addition, Congress is considering significant changes to Medicare and Medicaid legislation and has in the past considered, and may in the future consider, proposals relating to healthcare reform. Changes in federal and state laws or regulations, if enacted, could increase healthcare costs and administrative expenses and reductions could be made in Medicare and Medicaid reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations but such legislation and regulations, particularly in New York where much of the Company's business is located, could have a material adverse impact on the Company's operations, financial condition and prospects.

   Premiums for Oxford's Medicare and Medicaid programs are determined through formulas established by HCFA for Oxford's Medicare contracts and by state government agencies in the case of Medicaid. Medicaid premiums in New York were significantly reduced in 1996, and federal legislation enacted in 1997 provides for future adjustment of Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium reductions, or premium rate increases in a particular region that are lower than the rate of increase in healthcare service expenses for Oxford's Medicare or Medicaid members in such region, could adversely affect Oxford's results of operations. Risk transfer provider agreements entered into by Oxford could be adversely affected by regulatory actions or by the failure of the providers to comply with the terms of such agreements. Such agreements could also have an adverse affect on the Company's membership or its relationship with its other providers. Oxford's Medicare programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare and Medicaid programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups.

   Management of Growth

   Over the past five years the Company has experienced rapid growth in its business and in its staff and the Company will be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its growing operations. In September 1996 the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not intend to promote growth at the level of prior years because the Company's priority in 1998 will be to strengthen its service and systems infrastructure. However, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond.

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

   Collectibility of Advances

   As part of its attempts to ameliorate delays in processing claims for payment, as of June 30, 1998, the Company had advanced, net of allowances and repayments, $157,256,000 to providers pending the Company's disposition of claims for payment. The NYSID is requiring the Company to obtain written acknowledgments of such advances from recipients of advances. If the Company is unable to receive written acknowledgments there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may have to make additional capital contributions to compensate for any impairment. Although the Company believes that the advances will be repaid in full, there can be no assurance that the advances will be repaid in full.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

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

   The complaints filed in the United States District Court for the Southern District of New York are Metro Services, Inc., et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 08023 (filed Oct. 29, 1997); Worldco, LLC, et al.
v. Oxford Health Plans, Inc., et al., No. 97 Civ. 8494 (filed Nov. 14, 1997); Jerovsek, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 8882 (filed Dec. 2, 1997); North River Trading Co., LLC v. Oxford Health Plans, Inc., et al., No. 97 Civ. 9372 (filed Dec. 22, 1997); National Industry Pension Fund v. Oxford Health Plans, Inc., et al., No. 97 Civ. 9566 (filed Dec. 31, 1997); Scheinfeld v. Oxford Health Plans, Inc., et al., No. 98 Civ. 1399 (originally filed Dec. 31, 1997 in the United States District Court for the District of Connecticut and transferred); Paskowitz v. Oxford Health Plans, Inc., et al., No. 98 Civ. 1991 (filed March 19, 1998); and Sapirstein
v. Oxford Health Plans, Inc., et al., No. 98 Civ. 4137 (filed June 11, 1998).

   The complaints filed in the United States District Court for the Eastern District of New York are Koenig v. Oxford Health Plans, et al., No. 97 Civ. 6188 (filed Oct. 29, 1997); Wolper v. Oxford Health Plans, Inc., et al., No. 97 Civ. 6299 (filed Oct. 29, 1997); Tawil v. Oxford Health Plans, Inc., et al., No. 97 Civ. 7289 (filed Dec. 11, 1997); Winters, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 7449 (filed Dec. 18, 1997); and Krim v. Oxford Health Plans, Inc., et al., No. 98 Civ. 4032 (filed June 5, 1998).

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

   On July 15, 1998, Judge Brieant appointed the Public Employees Retirement Associates of Colorado ("ColPERA"), three individual shareholders (the "Vogel plaintiffs") and The PBHG Funds, Inc. ("PBHG"), as co-lead plaintiffs and ColPERA's counsel (Grant & Eisenhofer), the Vogel plaintiffs' counsel (Milberg Weiss Hynes Lerach & Bershad), and PBHG's counsel (Chitwood & Harley), as co-lead counsel. On July 31, 1998, Judge Brieant entered orders memorializing the July 15, 1998 memorandum decision and requiring the co-lead plaintiffs to file a consolidated amended complaint for the purported class actions by September 18, 1998.

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

   The Company anticipates that additional purported shareholder derivative actions containing similar allegations may be filed. On March 16, 1998, Oxford and certain of the individual defendants filed a motion to dismiss or, alternatively, to stay two of the purported derivative actions pending in Connecticut Superior Court. On March 23, 1998, Oxford and certain of the individual defendants filed a motion to dismiss or, alternatively, to stay the third purported derivative action pending in Connecticut Superior Court. Since then, the parties to the state derivative actions have stipulated, under certain conditions, to hold all pretrial proceedings in those actions in abeyance during the pretrial proceedings in the federal derivative actions, and to allow the state derivative plaintiffs to participate to a limited extent in the pretrial proceedings in the federal derivative actions. Stipulations memorializing this agreement have been entered in all three actions pending in Connecticut Superior Court.

   In addition, on January 27, 1998, defendants filed an application with the JPML to transfer the federal derivative actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the Southern District of New York. On April 28, 1998, the JPML entered an order transferring all of these actions for consolidated or coordinated pretrial proceedings, together with the securities class actions discussed above, before Judge Brieant.

   The parties to the federal derivative actions have agreed to suspend discovery in those actions until the filing of a consolidate amended complaint in those actions and during the pendency of any motion to dismiss or to stay the federal derivative actions or the securities class actions. A stipulation memorializing this agreement, consolidating the federal derivative actions, appointing lead counsel for the federal derivative plaintiffs, and requiring the federal derivative plaintiffs to file a consolidated amended complaint on the date a consolidated amended complaint is filed in the class actions (which will be by September 18, 1998), was entered and so ordered by Judge Brieant on June 26, 1998.

   Although the outcome of the federal and state actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints.

   State Insurance Departments

   On August 10, 1998, the New York State Insurance Department ("NYSID") completed its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. In the Reports on Examination (the "Reports") issued by the NYSID, the NYSID, based on information available through July, 1998, determined that certain assets on the Company's New York subsidiaries' December 31, 1997 balance sheets should not be admitted for statutory reporting purposes and NYSID actuaries recorded additional reserves totaling approximately $81.3 million for both subsidiaries on the balance sheet as determined by the examiners. The Company contributed $152 million to the capital of its New York HMO and insurance subsidiaries in satisfaction of the issues raised in the Reports relating to the subsidiaries' financial statements, and maintaining such subsidiaries' compliance with statutory capital requirements as of June 30, 1998. The Reports also made certain recommendations relating to financial record-keeping, settlement of intercompany accounts and compliance with certain NYSID regulations. The Company has agreed to address the recommendations in the Reports. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and paid a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing. The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. The Company has agreed to take corrective action with respect to certain of these market conduct issues, but additional corrective action may be required and such actions, particularly if they involve significant changes to rating methodologies, could adversely affect the Company's results of operations. At this time, the Company cannot predict the outcome of such continuing review.

   The Company is also subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of these examinations cannot be predicted at this time.

   New York State Attorney General

   As previously reported, on November 6, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials "in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York." Since then, Oxford has produced a substantial number of documents in response to the subpoena, and expects to produce additional documents. In addition, Oxford has provided testimony from some of its present and former directors and officers.

   As previously reported, the Company entered into an Assurance of Discontinuance, effective July 25, 1997, with the Attorney General under which the Company agreed to pay interest at 9% per annum on provider clean claims not paid by Oxford within 30 days on its New York commercial and Medicaid lines of business until January 22, 1998. Since that time, the Company's obligations to make prompt payments have been governed by applicable New York law. See "Recent Regulatory Developments". In addition, contemporaneously, the Company agreed to pay varying interest rates to providers in Connecticut, New Jersey, New Hampshire and Pennsylvania.

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

   On January 30, 1998, pursuant to a formal order, the Commission served a subpoena duces tecum on Oxford for documents concerning a number of subjects, including internal and external audits, uncollectible premium receivables, timing of payments to vendors, doctors and hospitals, late payments to medical providers, computer system problems, agreements with the New York State Attorney General, and policies and procedures relating to the sale of Oxford securities by officers and directors. Oxford also has provided testimony from some of its present and former directors and officers. Oxford has produced documents in response to this subpoena, and intends to cooperate fully with the Commission.

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

   Health Care Financing Administration

   From February 9, 1998 through February 13, 1998, the Health Care Financing Administration ("HCFA") conducted an enhanced site visit at Oxford to assess Oxford's compliance with federal regulatory requirements for HMO eligibility and Oxford's compliance with its obligations under its contract with HCFA. During the visit, HCFA monitored, among other things, Oxford's administrative and managerial arrangements, Oxford's quality assurance program, Oxford's health services delivery program, and all aspects of Oxford's implementation of the Medicare risk program. On May 20, 1998 the Company received a final report from HCFA and on June 10, 1998, the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in New York, New Jersey, Connecticut and Pennsylvania. This action was taken by the Company in order to provide the Company with an opportunity to strengthen its operations and institute certain corrective actions required by HCFA as a result of its visit. This action, however, does not apply to potential enrollees of the Company's Medicare group accounts. The Company believes that the suspension will be temporary, lasting several months, and service to existing members will not be affected.

   The Company has agreed with HCFA to develop and implement a plan of corrective actions relating to deficiencies in the Company's compliance with operational standards contained in its contracts with HCFA. Operational deficiencies noted by HCFA include claims payment turnaround times, interest payments on delayed claims, enrollment and disenrollment procedures and documentation and member appeal procedures and notifications. The Company's ability to resume marketing and enrollment, and to be granted new Medicare+Choice contracts for next year, will be subject to HCFA's satisfaction with the progress made by the Company in implementing the corrective actions agreed upon.

   The Company has worked cooperatively with HCFA to address the concerns it has raised and believes it will be able to implement corrective actions satisfactory to HCFA; however, there can be no assurance that the Company will ultimately succeed in resuming marketing and enrollment or in obtaining new contracts for 1999. A long-term suspension of marketing and enrollment would adversely affect revenues since member disenrollment would result in a continuing reduction in membership. A failure to obtain a new contract for 1999 would mean that the Company would not participate in the Medicare managed care program, with a corresponding reduction in revenues (the Company experienced operating losses in Medicare in 1997 and the first half of 1998). In that event, the Company would need to reduce overall administrative costs proportionately. Non-participation by the Company in the Medicare managed care program could also adversely affect the Company's ability to negotiate favorable provider contracts for its commercial business since the Company would represent significantly less revenue potential for many providers.

   Arbitration Proceedings

   On February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. Oxford has petitioned the New York State Supreme Court for a permanent stay of this proceeding; the outcome of this motion cannot be predicted at this time. Also, some individual physicians claiming that payments under their contracts with Oxford were delayed have announced their intention to seek arbitration. One such arbitration proceeding has been commenced by individual physicians.

   On March 30, 1998, Oxford received a demand for arbitration from two physicians purporting to commence a class action arbitration before the AAA in Connecticut against Oxford alleging breach of contract and violation of the Connecticut Unfair Insurance Practices Act. The outcome of the arbitration cannot be predicted at this time, although the Company believes that it has substantial defenses to the claims asserted and intends to defend the arbitration vigorously.

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

   Other

      On May 18, 1998 a purported "Class Action Complaint" was brought against Oxford and other un-named defendant plan administrators filed in the United States District Court for the Eastern District of New

York by four plaintiffs who claim to be beneficiaries of defendants' health insurance plans seeking declaratory and other relief from defendants for alleged wrongful denial of insurance coverage for the drug Viagra.

   In the ordinary course of its business, the Company is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   See information contained in note 7 of "Notes to Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 5. OTHER INFORMATION

STATUS OF INFORMATION SYSTEMS

   In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford. From September 1996, most business functions at the Company were operated on the new system, with the exception of the processing of claims, which continued to operate on the previous system. Since the conversion, the Company must operate both systems and reconcile the two systems on an ongoing basis by a process known as "backbridging."

   Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company implemented a number of systems and operational improvements during 1996 and 1997 which had the effect of improving claims turnaround times, and reducing claims backlogs and claims and billing errors. However, the backbridging process continues to create issues relating to transfer of data, which continues to cause delays for certain claims, and there have been delays in delivering all needed functionality under the new system. The Company is continuing to seek improvements in the process referred to above and to add needed functionality.

   The Company has undertaken a thorough review of its information systems needs and capabilities. As a result of this review, the Company has decided to continue operations on its current claims processing systems and continue to work on requisite modifications and enhancements.

   With the recent arrival of Marvin P. Rich as Chief Administrative Officer and Thomas Beauchamp as Vice President of Information Systems, the Company continues to review its long-term information system strategy. The Company's resources are currently focused on (i) the Year 2000, (ii) making requisite modifications and enhancements to the existing information systems and (iii) establishing improved performance management information.

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

   For information as to the "Year 2000" date conversion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Year 2000 Date Conversion".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

              Exhibit No.  Description of Document

                  10(a) Amendment, dated June 26, 1998, to Employment Agreement between the Registrant and William M. Sullivan

                  10(b) Amendment, dated June 23, 1998, to Employment Agreement between the Registrant and Jeffery H. Boyd

                  10(c) Employment Agreement, dated as of June 9, 1998, between the Registrant and Yon Y. Jorden

                  10(d) Employment Agreement, dated as of April 1, 1998, between the Registrant and Alan Muney, M.D., M.H.A.

      (b)   Reports on Form 8-K

            In a report on Form 8-K dated April 27, 1998, and filed April 27, 1998, the Company reported, under Item 5. "Other Events," additions to its senior management.

            In a report on Form 8-K dated April 30, 1998, and filed April 30, 1998, the Company reported, under Item 5. "Other Events," its first quarter 1998 earnings press release.

            In a report on Form 8-K dated May 18, 1998 and filed May 18, 1998, the Company reported under Item 5. "Other Events," the restatement of the Company's March 31, 1998 balance sheet.

            In a report filed on Form 8-K dated June 2, 1998 and filed June 9, 1998, the Company reported under Item 4. "Changes in Registrant's Certifying Accountant," the dismissal of KPMG Peat Marwick LLP as the independent accountants of the Company and the appointment of Ernst & Young LLP as the independent accountants of the Company effective June 2, 1998.

            In a report on Form 8-K dated June 9, 1998 and filed June 10, 1998, the Company reported under Item 5. "Other Events," the appointment of Yon Y. Jorden as the Company's Chief Financial Officer.

            In a report on Form 8-K dated June 10, 1998 and filed June 11, 1998, the Company reported under Item 5. "Other Events," the Company's voluntary suspension of marketing and most enrollment of new members under its Oxford Medicare Advantage Plans in New York, New Jersey, Connecticut and Pennsylvania.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OXFORD HEALTH PLANS, INC.
                                            ------------------------------------
                                                      (REGISTRANT)


        August 13, 1998                          /s/ NORMAN C. PAYSON, M.D.
--------------------------------            ------------------------------------
             DATE                                    NORMAN C. PAYSON, M.D.,
                                                     CHIEF EXECUTIVE OFFICER


       August 13, 1998                           /s/ YON Y. JORDEN
--------------------------------            ------------------------------------
             DATE                                    YON Y. JORDEN,
                                                     CHIEF FINANCIAL OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                  Description of Document
------                  -----------------------
   10(a)     Amendment, dated June 26, 1998, to Employment Agreement
               between the Registrant and William M. Sullivan

   10(b)     Amendment, dated June 23, 1998, to Employment Agreement
               between the Registrant and Jeffery H. Boyd

   10(c)     Employment Agreement, dated as of June 9, 1998, between the
               Registrant and Yon Y. Jorden

   10(d)     Employment Agreement, dated as of April 1, 1998, between the
                Registrant and Alan Muney, M.D., M.H.A.