Form 10-Q
period 1998-09-30
OXFORD HEALTH PLANS INC
filed 1998-11-16
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                 Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 9, 1998 was 80,392,470

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1 Financial Statements

     Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997....................................................3

     Consolidated Statements of Operations for the Three Months and Nine Months
          Ended September 30, 1998 and 1997 ...................................4

     Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1998 and 1997....................................5

     Notes to Consolidated Financial Statements................................6

ITEM 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..........................................10

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk.............25

PART II - OTHER INFORMATION

    ITEM 1      Legal Proceedings ............................................26

    ITEM 2      Changes in Securities and Use of Proceeds.....................34

    ITEM 4      Submission of Matters to a Vote of Security Holders...........34

    ITEM 5      Other Information.............................................35

    ITEM 6      Exhibits and Reports on Form 8-K..............................36

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          Sep. 30,         Dec. 31,
                                     ASSETS                                 1998             1997
                                                                        -----------       ----------
                                                                        (Unaudited)
Current assets:
 Cash and cash equivalents                                               $  228,577       $    4,141
 Short-term investments - available-for-sale, at market value               892,872          635,743
 Premiums receivable                                                        169,586          275,648
 Other receivables                                                           40,682           45,418
 Prepaid expenses and other current assets                                   10,178           10,097
 Refundable income taxes                                                      3,059          120,439
 Deferred income taxes                                                       43,385           38,092
----------------------------------------------------------------------------------------------------
  Total current assets                                                    1,388,339        1,129,576

Property and equipment, at cost, net of accumulated depreciation and
  amortization of $152,650 in 1998 and $125,926 in 1997                      127,246         147,093
Deferred income taxes                                                        103,267          86,406
Restricted investments - hold-to-maturity, at amortized cost                  44,114            --
Other noncurrent assets                                                       46,121          34,914
----------------------------------------------------------------------------------------------------
  Total assets                                                            $1,709,087      $1,397,989
====================================================================================================
                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
 Medical costs payable                                                    $  894,501      $  762,959
 Trade accounts payable and accrued expenses                                 271,344         152,152
 Income taxes payable                                                          2,004            --
 Unearned premiums                                                            36,022         124,603
 Current portion of capital lease obligations                                  7,207            --
 Deferred income taxes                                                         6,096           9,059
----------------------------------------------------------------------------------------------------
  Total current liabilities                                                1,217,174       1,048,773

Senior notes payable                                                         200,000            --
Term loan payable                                                            150,000            --
Obligations under capital leases                                              11,109            --
----------------------------------------------------------------------------------------------------
  Total liabilities                                                        1,578,283       1,048,773

Redeemable preferred stock                                                     287,933            --

Shareholders' equity:
 Preferred Stock, $.01 par value, authorized 2,000,000 shares                   --              --
 Common stock, $.01 par value, authorized 400,000,000
  shares; issued and outstanding 80,384,642 in 1998
  and 79,474,439 in 1997                                                         804             795
 Additional paid-in capital                                                  516,063         437,653
 Accumulated deficit                                                        (685,316)        (95,498)
 Unrealized net appreciation of investments                                   11,320           6,266
----------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                               $1,709,087      $1,397,989
====================================================================================================



          See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                           Three Months Ended       Nine Months Ended
                                                               September 30             September 30
                                                            1998        1997         1998         1997
                                                         ---------    ---------    ---------    --------
Revenues:
  Premiums earned                                        $1,143,064   $1,045,185   $3,512,101   $3,059,810
  Third-party administration, net                             4,070        3,975       13,383       10,091
  Investment and other income, net                           23,857       14,854       66,242       43,352
                                                         ----------   ----------   ----------   ----------
    Total revenues                                        1,170,991    1,064,014    3,591,726    3,113,253
                                                         ----------   ----------   ----------   ----------
Expenses:
  Health care services                                    1,015,934    1,019,557    3,270,636    2,630,083
  Marketing, general and administrative                     172,914      176,641      577,606      492,347
  Interest and other financing charges                       16,160           --       43,761           --
  Restructuring charges                                          --           --      199,266           --
  Unusual charges                                                --           --      111,790           --
                                                         ----------   ----------   ----------   ----------
    Total expenses                                        1,205,008    1,196,198    4,203,059    3,122,430
                                                         ----------   ----------   ----------   ----------
Operating loss                                              (34,017)    (132,184)    (611,333)      (9,177)
Equity in net loss of affiliate                                  --         (120)          --       (1,140)
                                                         ----------   ----------   ----------   ----------
Loss before income taxes                                    (34,017)    (132,304)    (611,233)     (10,317)
Income tax expense (benefit)                                  1,905      (54,147)     (22,489)      (3,714)
                                                         ----------   ----------   ----------   ----------
Net loss                                                    (35,922)     (78,157)    (588,844)      (6,603)
Less - preferred stock dividends and amortization           (11,067)          --      (16,785)          --
                                                         ----------   ----------   ----------   ----------
Net loss attributable to common stock                    $  (46,989)  $  (78,157)  $ (605,629)  $   (6,603)
                                                         ==========   ==========   ==========   ==========
Loss per common share -- basic and diluted               $     (.58)  $     (.99)  $    (7.57)  $     (.08)
Weighted average common shares outstanding -- basic
  and diluted                                                80,384       79,059       80,006       78,363

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            1998           1997
                                                            ----           ----
Cash flows from operating activities:
  Net loss                                               $(588,844)      $(6,603)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                         50,553        42,997
      Noncash restructuring and unusual charges            205,631          --
      Deferred income taxes                                (30,596)        1,417
      Realized gain on sale of investments                  (5,144)      (11,137)
      Other, net                                             4,453         1,385
      Changes in assets and liabilities:
        Premiums receivable                                 98,851       (38,723)
        Other receivables                                   (7,564)      (10,704)
        Prepaid expenses and other current assets              (81)       (2,553)
        Medical costs payable                               60,542       (63,489)
        Trade accounts payable and accrued expenses         77,910        35,739
        Income taxes payable/refundable                    122,839       (64,834)
        Unearned premiums                                  (88,581)      (26,740)
        Other, net                                           5,437        (7,251)
---------------------------------------------------------------------------------
          Net cash used by operating activities            (94,594)     (150,496)
---------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                     (38,736)      (58,730)
  Purchases of available-for-sale securities              (988,218)     (417,241)
  Sales and maturities of available securities             669,006       552,821
  Investment in unconsolidated affiliates                   (5,410)      (13,815)
  Other, net                                                (2,259)        3,405
---------------------------------------------------------------------------------
          Net cash (used) provided by
            investing activities                          (365,617)       65,440
---------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                    1,577        18,968
  Proceeds of preferred stock, net of issuance expenses    338,148          --
  Proceeds of notes and loans payable                      550,000          --
  Redemption of notes and loans payable                   (200,000)         --
  Proceeds of sale of common stock                          10,000          --
  Debt issuance expenses                                   (11,693)         --
  Payments under capital leases                             (3,385)         --
---------------------------------------------------------------------------------
          Net cash provided by financing activities        684,647        18,968
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       224,436       (65,088)
Cash and cash equivalents at beginning of period             4,141        72,160
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $228,577        $7,072
=================================================================================
Supplemental schedule of noncash investing and
  financing activities:
  Unrealized appreciation of short-term investments         $7,603       $11,539
  Tax benefit realized on exercise of stock options           --         $28,249
  Issuance of warrants to purchase common stock            $67,000          --
  Capital lease obligations incurred                       $21,707          --


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and Subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1997, included in the Company's 1997 Form 10-K filed with the SEC in March 1998 and amended in April 1998.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

(2)      RESTRUCTURING CHARGES

         Restructuring charges totaled $199,266,000 ($190,516,000 after income taxes, or $2.39 per share) for the nine months ended September 30, 1998. These charges included the following estimated costs related to the implementation of the Company's turnaround plan: (i) a reduction in the carrying value of the Company's investment in certain of its health plans and costs associated with disposition or closure of noncore businesses (Florida, Illinois, Pennsylvania and New Hampshire health plans, specialty care management business and health centers); (ii) costs for expected losses on government contracts prior to implementation of risk transfer or exit strategies in certain counties; (iii) severance and other costs; and (iv) costs associated with administrative cost reductions primarily through consolidation of operations and real estate.

The restructuring charges for the nine months ended September 30, 1998 are summarized as follows:

Provision for loss on noncore businesses                         $53,182,000
Provision for loss on government contracts                        51,000,000
Write-down of property and equipment                              29,146,000
Severence and related costs                                       20,200,000
Costs of operations consolidation                                 20,428,000
Provision for loss on disposal of unconsolidated affiliates        9,075,000
Write-down of accounts receivable                                  7,209,000
All other                                                          9,026,000
-----------------------------------------------------------------------------
    Total restructuring charges                                 $199,266,000
=============================================================================

(3)      UNUSUAL CHARGES

         Unusual charges totaled $111,790,000, or $1.40 per share, for the nine months ended September 30, 1998. These charges, which are nonrecurring in nature, relate primarily to the Company's adoption of strategic initiatives embodied in its turnaround plan, and include strengthening of medical claim reserves, additional reserves for losses on provider advances and estimated asset impairment losses. In addition, the Company, as of September 30, 1998, wrote down to nominal value its remaining investment in the common stock of FPA Medical Management, Inc., a physician practice management company ("FPA"). The Company sold a portion of its investment in FPA in 1998, realizing a loss of $8.1 million. In July 1998, FPA filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

The unusual charges for the nine months ended September 30, 1998 are summarized as follows:

Realized loss and write-down of investment in FPA                $ 38,341,000
Reserve for loss on provider advances                              20,000,000
Strengthening of medical claims payable reserve                    30,000,000
All other                                                          23,449,000
                                                                 ------------
  Total unusual charges                                          $111,790,000
                                                                 ============

(4)      INCOME TAXES

         The Company has established a valuation allowance related to certain net operating losses and the effect of the Company's net tax deductible temporary differences. Based on the results of operations, management does not currently believe that such tax benefits relating to losses incurred subsequent to the first quarter of 1998 will be realized. Accordingly, the Company discontinued providing tax benefits beginning in the second quarter of 1998. Based on management's assessment of the progress to date in its turnaround plan, together with projections of future performance, management currently believes that deferred benefits recorded prior to April 1998 are realizable. However, the Company will continue to monitor its tax position throughout the implementation of its turnaround plan to determine whether such deferred tax benefits will require an additional valuation allowance. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $400 million.

         As of September 30, 1998, the Company has Federal net operating loss carryforwards of approximately $512 million, which will begin to expire in 2012.

         During the first nine months of 1998, the Company received net refunds of taxes paid aggregating $107.7 million. During the first nine months of 1997, the Company paid taxes, net of refunds received, aggregating $66.4 million.

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

(6)      COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in the financial statements. The statement of comprehensive earnings
(loss) for the three months and nine months ended September 30, 1998 and 1997 is as follows:

                                                                          Three Months              Nine Months
                                                                       Ended September 30        Ended September 30
                                                                      ---------------------     ---------------------
                                                                        1998         1997         1998          1997
                                                                      --------     --------     ---------     -------
                                                                                       (In thousands)
Net loss per statement of operations                                  $(46,989)    $(78,157)    $(605,629)    $(6,603)
Unrealized holding gains (losses) on available-for-sale
  securities, net of income taxes                                       12,733        7,518       (19,613)     14,047
Less - reclassification adjustment for losses (gains) included
  in net loss, net of income taxes                                      (2,984)      (2,379)       24,667      (7,239)
---------------------------------------------------------------------------------------------------------------------
Comprehensive earnings (loss)                                         $(37,240)    $(73,018)    $(600,575)    $   205
=====================================================================================================================

(7)      FINANCIAL AND CAPITAL TRANSACTIONS

         On May 13, 1998, the Company consummated an agreement with affiliates of the investment firm Texas Pacific Group ("TPG") under which TPG and others purchased $350 million in redeemable preferred stock issued as Series A and Series B with dividend rates of 8% and 9%, respectively. Dividends on the preferred shares may be paid in kind for the first two years. The preferred shares also came with warrants to acquire 22.5 million shares of Oxford common stock with an exercise price of $17.75. This price represents a 5% premium over the average trading price of Oxford shares for 30 trading days ended February 20, 1998. The exercise price will become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Series A Preferred Stock carries a dividend of 8% and was issued with warrants to purchase 15,800,000 shares of common stock, or 19.9% of the outstanding voting power of the Company's common stock. The Series A Preferred Stock has 16.6% of the combined voting power of the Company's outstanding common stock and the Series A shares. The Series B Preferred Stock was originally issued with Series B Warrants to purchase nonvoting junior participating preferred stock, was nonvoting and carried a dividend of 9%. The terms of the agreement prohibit the Company from paying cash dividends on its common stock. The Preferred Stock is redeemable at the option of the Company after five years and must be redeemed after ten years. The carrying value of the Preferred Stock has been reduced in the financial statements by the value of the warrants, estimated to be approximately $67 million. This amount has been added to additional paid-in capital and will be amortized using the interest method over five years. The costs incurred in connection with the issuance of the preferred stock aggregated approximately $11.9 million and have been charged against the preferred stock in the accompanying balance sheet. Such costs will be amortized over a period of five years. On August 28, 1998, the Company held its annual shareholders meeting at which its shareholders approved the vesting of voting rights in respect of the Series B Preferred Stock and the issuance, subject to adjustment, of up to 6,730,000 shares of common stock upon exercise of the Series B Warrants. This approval resulted in the reduction of the dividend on the Series B Preferred Stock to 8% and an increase in the voting rights of TPG to 22.1% of the combined voting power of the Company's outstanding common stock and Series A and Series B Preferred Stock.

         Simultaneously with the consummation of the agreement with TPG, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semiannually on May 15 and November 15 of each year commencing November 15, 1998. The Senior Notes are not redeemable at the Company's option prior to May 15, 2002.

         At the same time, the Company entered into a Term Loan Agreement that provided for a new $150 million senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan there are no scheduled principal payments. The Term Loan provides for mandatory prepayments in certain circumstances. The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%.

         The costs incurred in connection with the issuance of the Senior Notes and Term Loan, aggregating approximately $7.1 million and $4.6 million, respectively, have been capitalized and are being amortized over periods of seven years and five years, respectively.

         Simultaneously with the transactions described above, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock at an aggregate purchase price of $10 million.

         The aggregate proceeds of the above transactions of $710 million were utilized, in part, to retire previously outstanding bridge notes of $200 million, make capital contributions to certain regulated subsidiaries and pay fees and expenses approximating $39 million related to the transactions. The balance will be used for future subsidiary capital contributions, as necessary, and for general corporate purposes.

         During the first nine months of 1998, the Company made cash payments for interest expense aggregating approximately $20.1 million. No payments for interest expense were made in the first nine months of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:


                                   As of September 30      Increase (Decrease)
                                 ----------------------    -------------------
                                   1998         1997        Amount       %
                                 ---------    ---------    --------    -------
  Freedom Plan                   1,331,600    1,286,600     45,000       3.5%
  HMO                              271,500      256,600     14,900       5.8%
  Medicare                         156,900      154,800      2,100       1.4%
  Medicaid                         102,900      187,900    (85,000)    (45.2%)
------------------------------------------------------------------
    Total fully insured          1,862,900    1,885,900    (23,000)     (1.2%)
  Self-funded                       62,000       56,700      5,300       9.3%
------------------------------------------------------------------
    Total membership             1,924,900    1,942,600    (17,700)     (0.9%)
==================================================================

    The decrease in Medicaid membership reflects the Company's withdrawal from the Connecticut Medicaid program effective April 1, 1998, which resulted in the loss of 33,000 members; and from the New Jersey Medicaid program effective July 1, 1998, which resulted in the loss of an additional 34,000 Medicaid members.

    The following table provides certain statement of operations data expressed as a percentage of total revenues for the three months and nine months ended September 30, 1998 and 1997:


                                            Three Months Ended            Nine Months Ended
                                               September 30                  September 30
                                         ------------------------   -----------------------------
                                            1998         1997            1998            1997
                                         -----------  -----------   --------------  -------------
Revenues:
  Premiums earned                            97.6%        98.2%          97.8%           98.3%
  Third-party administration, net             0.3%         0.4%           0.4%            0.3%
  Investment and other income, net            2.1%         1.4%           1.8%            1.4%
----------------------------------------------------------------------------------------------
    Total revenues                          100.0%       100.0%         100.0%          100.0%
----------------------------------------------------------------------------------------------

Expenses:
  Health care services                       86.8%        95.8%          91.1%           84.4%
  Marketing, general and administrative      14.8%        16.6%          16.1%           15.8%
  Interest and other financing charges        1.4%          --            1.2%             --
  Restructuring charges                        --           --            5.5%             --
  Unusual charges                              --           --            3.1%             --
----------------------------------------------------------------------------------------------
    Total expenses                          103.0%       112.4%         117.0%          100.2%
----------------------------------------------------------------------------------------------

Operating loss                               (3.0%)      (12.4%)        (17.0%)          (0.2%)

Equity in net loss of affiliate                --           --             --              --
----------------------------------------------------------------------------------------------
Loss before income taxes                     (3.0%)      (12.4%)        (17.0%)          (0.2%)
Income tax expense (benefit)                  0.2%        (5.1%)         (0.6%)          (0.1%)
----------------------------------------------------------------------------------------------
Net loss                                     (3.2%)       (7.3%)        (16.4%)          (0.1%)
==============================================================================================

Supplementary information:
  Medical-loss ratio                         88.9%        97.5%          93.1%           86.0%
  Administrative-loss ratio                  15.1%        16.8%          16.4%           16.0%
  PMPM premium revenue                   $ 202.64     $ 188.32      $  199.79       $  193.92
  PMPM medical expense                   $ 180.10     $ 183.70      $  186.05       $  166.69
  Fully insured member months             5,640.9      5,550.1       17,579.2        15,778.6

    The medical-loss ratios for the nine months periods ended September 30, 1998 and 1997 reflect additions to the Company's reserves recorded in the second quarter of 1998 and third quarter of 1997, respectively. A portion of these reserve additions represent revisions to estimates for claims incurred in prior periods. Accordingly, period-to-period comparisons may not be meaningful.

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

         Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The Company's results for the year ended December 31, 1997 and the nine months ended September 30, 1998 were adversely affected by additions to the Company's reserves for IBNR in the third and fourth quarters of 1997 and the second quarter of 1998. See "Liquidity and Capital Resources."

         During the first and second quarters of 1998, the Company recorded restructuring charges and unusual charges primarily associated with implementation of the Company's plan ("Turnaround Plan") to attempt to restore the Company's profitability by focusing on its core commercial markets and disposing or restructuring of noncore businesses, reducing administrative costs, reducing payments to physicians, hospitals and other providers, completing and operationalizing risk transfer and other provider agreements, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums, improving service levels and strengthening operations. The restructuring charge of $199.3 million included $69.8 million associated with planned administrative cost reductions primarily from consolidation of operations and real estate facilities and severance costs, $62.3 million relating to disposition or write-down of noncore businesses, $51.0 million for losses on Medicare and Medicaid contracts and $16.2 million for valuation reserves for certain other assets. The Company also recorded unusual charges of $111.8 million, which are nonrecurring in nature, including $20.0 million for estimated costs associated with settlement of provider advances, $38.4 million related to a write-off of the Company's investment in FPA Medical Management, Inc. ("FPA"), which recently filed for bankruptcy protection, $30.0 million for claim reserves and $23.4 million for valuation reserves and other one-time charges.

         Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers and have adversely affected the Company's premium billing. The Company's revenues were adversely affected by adjustments of approximately $72 million and $102 million in third and fourth quarters of 1997, respectively, and $53 million in the second quarter of 1998 related to estimates for terminations of group and individual members and for nonpaying group and individual members. The Company has taken steps to attempt to improve billing timeliness, reduce billing errors, reduce lags in recording enrollment and disenrollment notifications, and improve the Company's collection processes and is attempting to make requisite improvements in management information systems concerning the value and aging of outstanding accounts receivable. The Company continues to experience significant levels of retroactive member and group terminations impacting revenue and believes it has made adequate provision in its estimates for group and individual member terminations and for nonpaying group and individual members as of September 30, 1998. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments are made.

         As a consequence of the charges described in the previous paragraphs, comparisons of operating results for the first, second and third quarters of 1998 with other periods may not be meaningful.

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

         The Company's commercial rates are often higher than those charged by competitors, in part reflecting the size of the Company's provider network, additional services provided by the Company and other features of the Company's products. A significant aspect of the Company's Turnaround Plan is to increase commercial group rates. The Company's ability to receive requested rate increases from group customers may be adversely affected by publicity surrounding the losses announced by the Company for the second half of 1997 and the first nine months of 1998 and claims payment issues involving the Company's provider network. The Company believes that commercial premium pricing will continue to be highly competitive and may become more so in the future. However, the Company does not intend to promote revenue growth at the level of prior periods and will likely experience reductions in revenue in the near term as the Company's priority for the remaining quarter of 1998 is to attempt to achieve higher premiums and strengthen its service and systems infrastructure. Revenues will also be adversely affected as a result of the Company's decision to dispose of its Florida, Illinois, Pennsylvania and New Hampshire health plans. Moreover, the Company expects that revenue will be adversely affected by customers' concerns regarding recently publicized operating losses and provider dissatisfaction with timeliness of claims payment.

         The Company is attempting to reduce its future expected costs associated with payment for laboratory services and pharmacy benefits through the negotiation of new contracts with outside vendors. The Company has recently entered into definitive agreements for laboratory services and pharmacy benefit management that are structured to provide significant savings compared to current estimates of cost increases for laboratory services and pharmacy benefits in 1999. However, implementing such contracts may involve operational difficulties, and there can be no assurance that these contracts will be successful in reducing the Company's future costs associated with such services and benefits.

         In March 1998, the Company filed with the New York State Insurance Department ("NYSID") proposed rate increases of 50% and 64%, respectively, for its New York mandated individual HMO and point-of-service plans (the "New York Mandated Plans") as a result of rapidly rising medical costs in those plans. The Company believes it experiences significant selection bias in these plans which are chosen, on average, by individuals who require more health care services than the average commercial population. The Company had approximately 34,800 members in the mandated HMO and approximately 13,100 members in the mandated point-of-service plan as of September 30, 1998. In April 1998, the NYSID denied the Company's rate increase request, but directed the Company to apply funds allocated to the Company from the New York State Market Stabilization Pools against rate relief in the individual and small group market. In August 1998, the Company received approximately $6.4 million from these pools. Although the Company anticipates that it will receive a similar amount in the fourth quarter of 1998 or the first quarter of 1999, there can be no assurance that such payments will be received, or if received, will not be less than the payment received in August 1998. The Company expects that operating results for the New York Mandated Plans will continue to be adversely affected by high medical costs and that losses will continue in the absence of significant rate or regulatory relief.

         On June 10, 1998, the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in New York, New Jersey, Connecticut and Pennsylvania. This action was taken by the Company to provide it with an opportunity to strengthen its operations and institute certain corrective actions required by the Health Care Financing Administration ("HCFA") as a result of its recent site visit. See "Legal Proceedings". This action, however, does not apply to potential enrollees of the Company's Medicare group accounts. The Company believes that the suspension will be temporary, lasting several more months, and service to existing members will not be affected.

         The Company has agreed with HCFA to develop and implement a plan of corrective actions relating to deficiencies in the Company's compliance with operational standards contained in its contracts with

HCFA. Operational deficiencies noted by HCFA include claims payment turnaround times, interest payments on delayed claims, enrollment and disenrollment procedures and documentation and member appeal procedures and notifications. On October 2, 1998, after a follow-up site visit, HCFA accepted the Company's corrective action plans and indicated that the company would likely be granted new Medicare contracts for next year. HCFA will continue to monitor the Company's operations to ensure that the Company complies with its corrective action plans and improves its operating performance in key areas, including claims payment. Moreover, the Company's ability to resume marketing and enrollment, will be subject to HCFA's satisfaction with the progress made by the Company during the remainder of 1998 in improving its operations and implementing the corrective actions agreed upon. A follow-up site visit by HCFA is scheduled for December 1998.

         The Company's Turnaround Plan contemplates a restructuring of the Company's Medicare business by initiating risk transfer agreements with health care providers in service areas where the Company experiences substantial losses and withdrawing from such areas where agreements cannot be completed. Under these risk transfer arrangements, providers assume a substantial portion of the risk of increasing health care costs; however, these arrangements may give rise to regulatory issues and, among other risks and uncertainties involved in the successful implementation of these contracts, the Company bears the risk of nonperformance or default by the providers. Recently, FPA Medical Management, Inc. ("FPA") filed for bankruptcy protection. The Company had several risk sharing agreements with entities owned or managed by FPA, which covered approximately 84,000 members. The Company is unable to predict the impact of the FPA bankruptcy on its results of operations.

         The Company has finalized agreements pursuant to which it has transferred the medical cost risk associated with the provision of covered services to approximately 40,000 Medicare beneficiaries primarily in Nassau, Suffolk and Richmond counties in New York and approximately 21,000 Medicare beneficiaries in New Jersey on terms which are intended to improve operating results for these programs, commencing September 15, 1998. On October 2, 1998, the Company announced its withdrawal from the Medicare market in four counties in New York, eight counties in New Jersey, six counties in Connecticut and five counties in Pennsylvania. The withdrawal will be effective January 1, 1999. The Company's October 2, 1998 withdrawals will adversely affect enrollment and revenues. Medicare enrollment could also be adversely affected, perhaps substantially so, by a long-term continuation of the Company's suspension of marketing and enrollment and by customer concern over the Company's publicized operating losses and provider dissatisfaction, changes to the Company's Medicare benefits or provider network in certain counties and medical management policies designed to better control medical costs, among other factors.

         In 1997, the Clinton Administration and Congressional leadership reached an agreement on legislation aimed at balancing the Federal budget, which includes provisions for $115 billion in savings from Medicare programs over the next five years. This agreement was enacted into law as the Balanced Budget Act of 1997 (the "1997 Act"). The legislation changes the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas; however, the legislation includes provision for a minimum increase of 2% annually in health plan Medicare reimbursement for the next five years. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial enrollee for each Medicare or Medicaid enrollee. These changes could have the effect of increasing competition in the Medicare market. Further, effective January 1, 1999, the Company will be required to implement new Medicare regulations including, but not limited to, regulations relating to discharge notices, additional provider contract language and plan determinations by peer physicians. These new regulations are likely to increase the burden of administering the Company's Medicare plans and may adversely impact the Company's operations.

         During 1998, the Company received a 2% increase in Medicare premiums, minus the user fee assessment of .428% of the Company's gross monthly Medicare premium. The user fee is applied to all Medicare risk contractors by HCFA to cover HCFA's costs relating to beneficiary enrollment, dissemination of information and certain counseling and assistance programs. On March 2, 1998 HCFA announced a 2% increase in premiums in 1999 for all plans in the Company's service areas. Although the Company anticipates that the user fee for 1999 will be approximately the same as it was in 1998, HCFA has not yet informed the Company of what the 1999 user fee will be and there can be no assurance that the 1999 user fee will not be greater than the 1998 user fee. Under the authority provided by the 1997 Act, HCFA has begun to collect hospital encounter data from Medicare risk contractors. The data will be used to develop and implement a new risk adjustment mechanism by January 1, 2000. Given the relatively high Medicare risk premium levels in the Company's market areas, the Company is in significant jeopardy that the new risk adjustment mechanism to be developed could significantly and adversely affect the Company's Medicare premium ratio going forward. In addition, long-term structural changes to the Medicare program are currently being considered by a newly appointed National Bipartisan Commission on the Future of Medicare. This Commission is required to submit a report to the President and Congress by March 1, 1999.

         The Company's Turnaround Plan contemplates attempting to eliminate underwriting losses in the Company's Medicaid programs through disposition of, or withdrawal from, its Medicaid business or transfer of Medical cost risk for these businesses to third parties. The Company entered into an agreement with Health Risk Management, Inc. ("HRM"), effective April 1998, pursuant to which HRM assumed the medical cost risk for the Company's approximately 64,000 Pennsylvania Medicaid members. In October 1998, the Company entered into an agreement to sell the capital stock of its Pennsylvania HMO subsidiary to HRM for $10.4 million, subject to regulatory approval. Effective December 31, 1998, the Company will withdraw from the Medicaid business in three New York counties. On November 13, 1998, the Company completed an agreement to assign its New York Medicaid contract for its remaining service area, as well as the Medicaid portion of its New York City physician contracts, to a subsidiary of AmeriChoice Corporation for approximately $14 million. The assignments have been approved by the New York State Department of Health and the New York City Department of Health and are expected to be effective January 1, 1999.
The Company withdrew from the Medicaid programs in New Jersey and Connecticut, effective July 1, 1998 and April 1, 1998, respectively. There can be no assurance that the transactions referred to above will be completed or that all required regulatory approvals will be obtained on a timely basis.

         The Company's results of operations are dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, stricter underwriting standards, appropriate benefit design, utilization review and case management programs and its risk-sharing agreements with providers) while providing members with coverage for the health care benefits provided under their contracts. Factors such as utilization, new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, major epidemics, inability to establish acceptable compensation agreements with providers and numerous other factors may affect the Company's ability to control such costs. The Company attempts to use its medical cost containment capabilities, such as claim auditing systems and utilization review protocols, with a view to reducing the rate of growth in health care services expense. The Company's Turnaround Plan also contemplates attempting to implement new medical management policies aimed at reducing costs in various lines of business, principally through utilization management of hospital services. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors. In addition, the Company's relationships with many of its contracted providers were adversely affected by the Company's computer systems and related claims payment problems which could impede the Company's efforts to obtain favorable arrangements with some of these providers going forward. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results or future period trends. The Company continues to reconcile delayed claims and claims previously paid or denied in error and pay down backlogged claims. Information gained as the process continues may result in future changes to the Company's estimates of its medical costs and expected cost trends.

         The Company expects to continue to report losses in 1998 and 1999 as the result of high medical costs and high administrative costs. The Company's Turnaround Plan contemplates steps to better control medical and administrative spending and increase premium rates and discontinue unprofitable businesses, but there can be no assurance that it will be successful. Results of operations will be adversely affected if such steps cannot be successfully implemented or if there are delays in such implementation. In addition, the Company may decide to increase certain administrative costs to attempt to improve service levels. The Company's ability to control administrative costs could be adversely affected by a continuation of the high level of employee attrition which the Company has experienced over the last several quarters.

The three months ended September 30, 1998 compared with the three months ended September 30, 1997

         Total revenues for the quarter ended September 30, 1998 were $1.17 billion, up 10.1% from $1.06 billion during the same period in the prior year. The net loss for the third quarter of 1998 totaled $47.0 million, or 58 cents per share, compared with a net loss of $78.2 million, or 99 cents per share, for the third quarter of 1997.

         Results of operations for the third quarter of 1998 were adversely affected by high medical costs in the Company's commercial group, Medicare, Medicaid and New York Mandated Plans. Health care services cost in the third quarter of 1998 also reflects the application of $25.5 million of loss contract reserves established in the second quarter of 1998 in anticipation of third quarter losses in the Company's noncore Medicare and Medicaid businesses. Results in the third quarter of 1997 were adversely affected by an after-tax charge of $42.2 million relating to accounts receivable write-offs, additions to accounts receivable reserves and an after-tax charge of $51.9 million relating to increased reserves for medical costs payable.

         The third quarter of 1998 was also adversely affected by interest and financing expense of $16.2 million, consisting of $10.4 million in interest and financing expense in respect of outstanding indebtedness and $5.8 million of interest paid on claims for medical services under various State prompt payment law, which was partially offset by certain one-time items resulting in an aggregate $12.8 million benefit.

         Membership in the Company's fully insured health care programs as of September 30, 1998 decreased by approximately 23,000 members (1.2%) compared with the level of such membership as of September 30, 1997, primarily as the result of decreases in membership in the Medicaid program by approximately 85,000 members (45.2%) during this period. In addition, the Company experienced a decrease in membership in the tri-state Freedom Plan and noncore markets by approximately 75,000 members (5.3%) during the second and third quarters of 1998. This reduction reflects the Company's withdrawal from the Medicaid program in Connecticut effective April 1, 1998, which resulted in the loss of approximately 33,000 members, and from the New Jersey Medicaid program effective July 1, 1998, which resulted in the loss of approximately 34,000 members. Membership in the Medicare program grew by only 2,100 members (1.4%) since the third quarter of 1997, reflecting a slow down in the addition of Medicare members. The Company has curtailed its marketing efforts for the Medicare business since late last year and suspended marketing and most enrollment in June 1998. Furthermore, the Company has withdrawn from the Medicare market in four counties in New York, eight counties in New Jersey, six counties in Connecticut and five counties in Pennsylvania. These withdrawals will be effective January 1, 1999 and will result in the loss of approximately 26,600 members and approximately $150 million in annualized revenue. See "Overview".

         Total commercial premiums earned for the three months ended September 30, 1998 increased 16.5% to $839.0 million compared with $719.9 million in the same period in the prior year. This increase is attributable to a 7.2% increase in member months in the Company's commercial health care programs, including a 6.4% member months increase in the Freedom Plan. Premium yields of commercial programs were 8.7% higher on average than in the third quarter of 1997, primarily due to adjustments of $71.5 million in the third quarter of 1997 related to accounts receivable write-offs resulting from clean-ups of delayed group bills and terminations of nonpaying individual and group customers and additions to accounts receivable reserves. The Company's Turnaround Plan includes, beginning in the first quarter of 1999, seeking premium increases on the Company's small and large group Freedom Plan and HMO businesses which are expected to average approximately 9%. These increases are necessary since healthcare cost increases have outpaced the Company's commercial premium rates in these lines of businesses. In recent months, the Company has been generally renewing groups at average rate increases of above 7.5% and these rates have been generally accepted. A significant portion of the Company's commercial group business renews effective January 1, 1999 and there can be no assurance the Company will be successful in obtaining needed rate increases without losing enrollment.

         Premiums earned from government programs decreased 6.5% to $304.1 million in the third quarter of 1998 compared with $325.3 million in the third quarter of 1997. Reductions in Medicaid membership resulting from the withdrawal in Connecticut and New Jersey accounted for substantially all of the change as member months of Medicaid programs decreased by 44.7% when compared with the prior year third quarter. Premium yields of Medicaid programs in the third quarter of 1998 were 2.3% lower than in the prior year period. Premium yields and member months of Medicare programs were higher by 3.9% and 3.8%, respectively, when compared to the third quarter of 1997. The increase in premium yields was partially attributable to a 2% increase in the Medicare reimbursement amount.

         Net investment income for the three months ended September 30, 1998 increased 39.3% to $22.0 million from $15.8 million for the same period last year primarily due to an increase in average invested balances in the third quarter of 1998 resulting from the Company's May 1998 financing. Investment income also benefited from the movement from low yield municipal bonds and equity securities to high quality government and corporate fixed income investments. See "Liquidity and Capital Resources".

         The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 88.9% for the third quarter of 1998 compared with 97.5% for the third quarter of 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during the third quarter of 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third quarter of 1997 aggregating $88 million and in the fourth quarter of 1997 aggregating $239 million. These additions represented revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represented revisions to estimates for claims incurred in years before 1997. The Company also added $48 million to its reserves in the second quarter of 1998. These reserve additions represent revisions to estimates for claims incurred in prior periods and an increase in the Company's margin for adverse development relating to reprocessing claims previously paid or denied in error. The Company's paid and received claims data and revised estimates have shown significant increases in medical costs in 1996, 1997 and 1998 for the Company's commercial, Medicare, Medicaid and New York Mandated Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Reserves for the third quarter for 1998 continued to reflect high costs in these areas. The Company's Turnaround Plan was designed to address the operating losses incurred in its commercial, Medicare and Medicaid plans, but there can be no assurance that the Turnaround Plan will succeed. The Company believes it has made adequate provision for medical costs as of September 30, 1998. There can be no assurance that further reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made. See "Liquidity and Capital Resources".

         Marketing, general and administrative expenses totaled $172.9 million in the third quarter of 1998 compared with $176.6 million in the third quarter of 1997. The decrease compared with the third quarter of 1997 is partially attributable to a $5.3 million decline in payroll and benefits due to staffing reductions during the current year's second and third quarters. These expenses as a percent of operating revenue were 15.1% during the third quarter of 1998 compared with 16.8% during the third quarter of 1997 and 17.6% for the second quarter of 1998. The Company's Turnaround Plan calls for significant reductions in administrative costs, but there can be no assurance the Company will be successful in reducing such costs. In addition, the Company may decide to increase certain administrative costs to attempt to improve service levels. The Company expects that results for 1998 will continue to be adversely affected by high administrative costs. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries and investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursement of counsel and other experts, to the extent that such costs are not reimbursed under existing policies of insurance and exceed reserves established as part of the restructuring and unusual charges recorded in the second quarter of 1998.

The nine months ended September 30, 1998 compared with the nine months ended September 30, 1997

         Total revenues for the nine months ended September 30, 1998 were $3.59 billion, up 15.4% from $3.11 billion during the same period in the prior year. The net loss for the first nine months of 1998 totaled $605.6 million, or $7.57 per share, compared with a net loss of $6.6 million, or eight cents per share, for the first nine months of 1997. Results of operations for the first nine months of 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and New York Mandated Plans together with approximately $199.3 million of restructuring charges and $111.8 million of unusual charges. Results for first nine months of 1998 were also adversely affected by interest and financing expense of $43.8 million relating primarily to issuance cost and interest on claims for medical services. Results of operations for the first nine months of 1997 were adversely affected by an after-tax charge of $42.2 million relating to accounts receivable write-offs, additions to accounts receivable reserves and an after-tax charge of $51.9 million relating to increased reserves for medical costs payable. See "Liquidity and Capital Resources" and "Overview."

         Total commercial premiums earned for the nine months ended September 30, 1998 increased 17.8% to $2.54 billion compared with $2.16 billion in the same period in the prior year. This increase is attributable, in part, to a 15.4% increase in member months in the Company's commercial health care programs, including a 14.7% member months increase in the Freedom Plan.

         Premiums earned from government programs increased 7.6% to $970.2 million in the first nine months of 1998 compared with $901.9 million in the first nine months of 1997. The overall increase was attributable to a 13.0% increase in member months of Medicare programs, and a 3.3% increase in average premium yield of both the Medicare and Medicaid programs offset in part by a 20.9% decline in member months of Medicaid programs due to the previously described withdrawal from the Connecticut and New Jersey Medicaid markets.

         Net investment income for the nine months ended September 30, 1998 increased 29.4% to $57.3 million from $44.3 million for the same period in the prior year primarily due to an increase in average invested balances in the first nine months of 1998 primarily resulting from the Company's May 1998 financing. Investment income also benefited from the movement from low yield municipal bonds and equity securities to high quality government and corporate fixed income investments. This increase in net investment income during this period was also due to a $2.3 million increase in net capital gains in an amount equal to $2.3 million. See "Liquidity and Capital Resources".

         The medical-loss ratio (health care services expense stated as a percentage of premium revenues) was 93.1% for the first nine months of 1998 compared with 86.0% for the first nine months of 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during the first nine months of 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third quarter of 1997 aggregating $88 million and in the fourth quarter of 1997 aggregating $239 million. These reserve additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represented revisions to estimates for claims incurred in years before 1997. The Company also added $48 million to its reserves for IBNR in the second quarter of 1998. A portion of these reserve additions represent revisions to estimates for claims incurred in prior periods. The Company's paid and received claims data and revised estimates showed significant increases in medical costs in 1996, 1997 and 1998 for the Company's commercial, Medicare, Medicaid and New York Mandated Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Reserves for the first nine months of 1998 continued to reflect high costs in these areas. The Company's Turnaround Plan was designed to address the operating losses incurred in these lines of business, but there can be no assurance that the Turnaround Plan will succeed. The Company believes it has made adequate provision for medical costs as of September 30, 1998. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made. See "Liquidity and Capital Resources".

         Marketing, general and administrative expenses totaled $577.6 million in the first nine months of 1998 compared with $492.3 million in the first nine months of 1997. The increase in the first nine months of 1998, as compared to the equivalent prior year period, is primarily attributable to a $31.9 million rise in payroll and benefits due to increased staffing and a $29.7 million increase in consulting fees primarily related to enhancements to management information systems. In addition, depreciation of property and equipment was $8.1 million higher during the nine months ended September 30, 1998 than in the first nine months of 1997 as a result of approximately $100 million of capital expenditures since September 30, 1997. Marketing, general and administrative expenses as a percent of operating revenue were 16.4% during the first nine months of 1998 compared with 16.0% during the first nine months of 1997. The Company's Turnaround Plan calls for significant reductions in administrative costs, but there can be no assurance the Company will be successful in reducing such costs. The Company expects that results for 1998 will continue to be adversely affected by high administrative costs. In addition, the Company may decide to increase certain administrative costs to attempt to improve service levels. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries and investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance and exceed reserves established as part of the restructuring and unusual charges recorded in the second quarter of 1998. There can be no assurance that ultimate costs will not exceed those estimates.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations during the first nine months of 1998 aggregated $94.6 million, compared with $150.5 million for the first nine months of 1997. The Company's cash flow benefited from income tax refunds aggregating $117 million in the first nine months of 1998 and $97 million in the timing of collections of commercial premiums above revenue recorded. The Company's capital expenditures for the first nine months of 1998 totaled $38.7 million. Such funds were used primarily for management information systems and leasehold improvements. In addition, in March 1998, the Company incurred obligations under capital leases for peripheral computer equipment with an aggregate fair market value approximating $21.7 million. Except for anticipated capital expenditures and obligations to provide required levels of capital to its operating subsidiaries, the Company currently has no definitive commitments for use of material cash.

         The National Association of Insurance Commissioners has adopted new minimum capitalization requirements for health care coverage provided by HMOs and other risk-bearing health care entities known as risk-based capital rules. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Company intends to fund any increase from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements. The new requirements are expected to be effective on or before December 31, 1999 upon enactment by each state.

         As of September 30, 1998, consolidated current cash and investments aggregated approximately $1.12 billion, of which approximately $900 million was held by operating subsidiaries and approximately $200 million was held by the parent company after giving pro forma effect to capital contributions by the parent company to certain subsidiaries to comply with state regulatory capital requirements after giving effect to third quarter results. As of September 30, 1998, investments in U.S. government securities aggregating $44.1 million have been segregated as restricted investments to comply with federal and state regulatory requirements. An additional $13.1 million in current maturities of such investments has been similarly restricted and has been included in other noncurrent assets in the consolidated balance sheet. The Company's subsidiaries are also subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

         As a result of the previously discussed software and hardware problems commencing in the fourth quarter of 1996, the Company experienced a significant increase in medical claims payable, but such increase was mitigated, in part, by progress in paying backlogged claims and making advance payments to providers during the first quarter of 1997 and thereafter. Outstanding net advances aggregated approximately $148.1 million at September 30, 1998 and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company has established a valuation reserve of $35 million against the advances. The Company believes that it will be able to recover outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations.

         The Company's medical costs payable was $1.04 billion as of September 30, 1998 (including $871.2 million for IBNR and before netting advance claim payments of $148.1 million) compared with $965.9 million as of December 31, 1997 (including $859.0 for IBNR and before netting advance claim payments of $203.3 million). The increase reflects a strengthening of the Company's reserves for claim liabilities during 1998. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The liability is also affected by shared risk arrangements, including arrangements relating to the Company's Medicare business in certain counties and Private Practice Partnerships ("Partnerships"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the Medicare risk arrangements, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to third parties, but the Company maintains a reserve to cover costs associated with potential nonperformance by the third parties and to meet regulatory requirements. In the case of Partnership providers subject to deficits, the Company has established reserves to account for delays or other impediments to recovery of those deficits. The Company has decided to review its partnership program and may restructure or terminate certain of its partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company recognized estimated costs in taking these actions in the second quarter of 1998. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liabilities. However, the Company's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

         During the first nine months of 1998, the Company made cash contributions to the capital of its HMO subsidiaries aggregating $492.5 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. Contributions prior to May 13, 1998 were made with the proceeds of the issuance of $200 million of senior secured notes ("Bridge Notes") under the Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, as amended on March 30, 1998. The Bridge Notes were repaid on May 13, 1998 with a portion of the proceeds of the financings described below. Contributions made on or after May 13, 1998 were made from the proceeds of the financings.

         The Company expects that additional capital contributions to the subsidiaries will be required as the result of expected operating losses in the remaining quarter of 1998 and in 1999. Further, additional capital contributions will be required if there is an increase in the nonadmissible assets of the Company's subsidiaries or a need for reserve strengthening as the result of regulatory action or otherwise. The Company intends to fund such contributions, if any, with a portion of the proceeds of the financings. However, there can be no assurance that the proceeds of the financings will be sufficient to fund such contributions.

         Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC (together with the investors thereunder, the "Investors"), the

Investors, on May 13, 1998, purchased $350 million in Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. Dividends on the Preferred Stock may be paid in kind for the first two years. The Warrants have an exercise price of $17.75, which represents a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998. The exercise price is to become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ending December 31, 1998, if such adjustment would reduce the exercise price. The Preferred Stock was issued as Series A and Series B. The Series A Preferred Stock carries a dividend of 8% and was issued with Series A Warrants to purchase 15,800,000 shares of common stock, or approximately 19.9% of the outstanding voting power of Oxford's common stock. The Series A Preferred Stock has approximately 16.6% of the combined voting power of Oxford's outstanding common stock and the Series A shares. The Series B Preferred stock, which was originally issued with Series B Warrants to purchase nonvoting junior participating preferred stock, was nonvoting and carried a dividend of 9%. The Preferred Stock is not redeemable by the Company prior to the fifth anniversary of its original issuance. Thereafter, subject to certain conditions, the Series A and Series B Preferred Stock are redeemable at the option of the Company for an aggregate redemption price of $245 million and $105 million, respectively (in each case, plus accrued and unpaid dividends), and are subject to mandatory redemption at the same price on the tenth anniversary of their original issuance. The Series A Warrants and the Series B Warrants expire on the earlier of the tenth anniversary of their original issuance or redemption of the related series of Preferred Stock. The Warrants are detachable from the Preferred Stock. On August 28, 1998, the Company held its annual shareholders meeting at which its shareholders approved the vesting of voting rights in respect of the Series B Preferred Stock and the issuance, subject to adjustment, of up to 6,730,000 shares of common stock upon exercise of the Series B Warrants. This approval resulted in the reduction of the dividend on the Series B Preferred Stock to 8% and an increase in the voting rights of TPG to 22.1% of the combined voting power of the Company's outstanding common stock and Series A and Series B Preferred Stock.

         Simultaneously with the consummation of the Investment Agreement, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. The Senior Notes are not redeemable at the Company's option prior to May 15, 2002.

         At the same time, the Company entered into a Term Loan Agreement pursuant to which the Company borrowed $150 million in the form of a senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan there are no scheduled principal payments. The Term Loan provides for mandatory prepayments in certain circumstances. The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%.

         Also simultaneously with the transactions described above, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock for an aggregate purchase price of $10 million.

         The aggregate proceeds of the above financings of $710 million were utilized, in part, to retire the Bridge Notes of $200 million, make capital contributions to certain regulated subsidiaries and pay fees and expenses approximating $39 million related to the transactions. The balance will be used for future subsidiary capital contributions, as necessary, and for general corporate purposes. The Company believes that the above described proceeds will be sufficient to finance the capital needs referred to previously and to provide additional capital for losses or contingencies in excess of the Company's current expectations. However, there can be no assurance that such proceeds will be sufficient to finance such capital needs and to provide additional capital for losses or contingencies in excess of the Company's current expectations.

MARKET RISK DISCLOSURES

         The Company's consolidated balance sheet as of September 30, 1998 includes a significant amount of assets whose fair values are subject to market risk. Since the substantial portion of the Company's investments are in fixed rate debt securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rate risk is managed within a tight duration band, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of September 30, 1998 by approximately $21.0 million, while a 200 basis points increase in rates would decrease the value of such investments by approximately $41.8 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of September 30, 1998 by approximately $21.6 million, while a 200 basis points decrease in rates would increase the value of such investments by approximately $44.0 million. The Company's investment in equity securities as of September 30, 1998 was not significant. Caution should be used in evaluating the Company's overall market risk based on the above information since actual results could differ materially because the information was developed using hypothetical assumptions.

YEAR 2000 READINESS

         The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000" date conversion and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing and will utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has divided its Year 2000 compliance program into the following phases: assessment, planning, remediation and testing. The Company is currently 55% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs within particular time frames in order to avoid disruption of the Company's operations. These time frames include the end of 1998 and certain dates throughout 1999. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

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

         The Company is in the process of modifying its computer systems to accommodate the Year 2000. The Company currently expects these modifications to be completed in a time frame to avoid any material adverse affect on operations. The Company expects to incur associated expenses of approximately $10 million in 1998 and $5 million in 1999 to complete this effort. As of September 30, 1998, the Company had incurred approximately $5.1 million of expenses in connection with its Year 2000 compliance efforts. The Company has deferred certain other information technology initiatives to concentrate on its Year 2000 compliance efforts but the Company believes that such deferral is not reasonably likely to have a material effect on the Company's financial condition or results of operations. The Company's inability to complete

Year 2000 modifications on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

         The Company has contracted with an external consulting firm to assist in the generation of a Year 2000 contingency plan in the event compliance is not achieved. In connection therewith, the Company has begun to identify reasonably likely scenarios which could arise in the event of the Company's Year 2000 noncompliance. Once these scenarios are identified, the Company will develop plans in an attempt to reduce the impact of these noncompliance scenarios on the Company and its core functions. The Company expects to be substantially complete with this contingency plan by the first quarter of 1999. However, there can be no assurance that this contingency plan will be completed on a timely basis or that such a plan will protect the Company from experiencing a material adverse effect on its financial condition or results of operations.

         Potential consequences of the Company's failure to timely resolve its Year 2000 issues could include, among others, (i) the inability to accurately and timely process claims, enroll and bill groups and members, pay providers, record and disclose accurate data and perform other core functions, (ii) increased scrutiny by regulators and breach of contractual obligations and (iii) litigation in connection therewith.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity at the parent company, future health care costs and administrative costs, future premium rates for commercial, Medicare and Medicaid business, the employer renewal process, future physician network, future hospital utilization rates, future medical-loss ratio levels, future claims payment and service performance and other operations matters, the Company's information systems and readiness for Year 2000, proposed efforts to control health care and administrative costs, future dispositions of certain businesses and assets, future elimination of underwriting losses in the Company's Medicaid business, future Medicare risk-sharing agreements with health care providers, the Company's belief as to the temporary character and length of the suspension of marketing and most enrollment of new members in the Company's Medicare plans, the Company's belief as to its ability to implement corrective actions satisfactory to HCFA, the Company's belief as to its ability to implement the Turnaround Plan and achieve its goals, the Company's beliefs as to the sufficiency of its capital resources for future needs, government regulation and the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

         Net Losses; Turnaround Plan

         The Company incurred net losses of $291 million in 1997 and $606 million in the first nine months of 1998 and expects to incur additional losses in 1998 and 1999, the extent of which cannot be predicted at this time. As a result of losses at certain of its HMO and insurance subsidiaries in 1997 and 1998, the Company has had to make capital contributions to certain of its HMO and insurance subsidiaries and expects that additional capital contributions will be required to be made by the Company in the fourth quarter of 1998 and in 1999.

         A significant portion of the loss incurred by the Company in the first nine months of 1998 was associated with restructuring and unusual charges relating to the Company's Turnaround Plan. These restructuring and unusual charges are based on estimates of the anticipated costs to the Company of taking the actions described in the Turnaround Plan, including disposition of certain businesses and assets. There can be no assurance that these estimates correctly reflect the ultimate costs which the Company will incur in implementing the Turnaround Plan.

         The Company's ability to control net losses depends, to a large extent, on the success of its Turnaround Plan, which includes focusing on core commercial markets and disposing or restructuring of noncore businesses, reducing administrative costs, reducing payments to physicians, hospitals and other providers, completing and operationalizing risk transfer and other provider arrangements, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums, improving service levels and strengthening operations. There can be no assurance that the Turnaround Plan will be implemented in the manner described herein, or, if implemented, will be successful or that other efforts by the Company to control net losses will be successful. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's membership, operations and financial results, including ongoing financial losses.

         Control Over and Predictability of Health Care Costs

         Oxford's future results of operations depend, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and risk-sharing arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. Factors such as utilization, new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, major epidemics, inability to establish acceptable compensation arrangements with providers, higher utilization of medical services, including higher out-of-network utilization under point of service plans, operational and regulatory issues which could delay, prevent or impede those arrangements, and numerous other factors may affect Oxford's ability to control such costs. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

         Medical costs payable in Oxford's financial statements include reserves for incurred but not reported claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment affect the Company's ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

         Administrative Costs

         A key element of the Company's Turnaround Plan is a reduction in administrative expenses. In 1998, however, the Company expects that results will continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations and service levels, operating its core business and the impact on service of changing technologies. No assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1998 and beyond, which would have a significant impact on administrative costs. Further, the Company has been adversely affected by high administrative costs in connection with increased levels of employee attrition over the last several quarters and there can be no assurance that the Company will not continue to experience such attrition in the remaining quarter of 1998 and beyond.

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

         In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum, effective January 1998, and that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1, 1999. The graduate medical education and bad debt and charity care assessments authorized by the New York Health Care Reform Act expire on December 31, 1998. The New York legislature may reauthorize these assessments during the 1999 legislative session. However, if such assessments are reauthorized, the Company cannot predict whether these assessments will increase or decrease from their current levels. The "Patient Protection Act of 1998" was passed by the U.S. House of Representatives but not by the Senate. Many of its features are also already in law in the Company's core states. State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks which would apply to the Company. In addition, Congress is considering significant changes to Medicare and Medicaid legislation and has in the past considered, and may in the future consider, proposals relating to healthcare reform. Changes in federal and state laws or regulations, if enacted, could increase healthcare costs and administrative expenses and reductions could be made in Medicare and Medicaid reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations but such legislation and regulations, particularly in New York where much of the Company's business is located, could have a material adverse impact on the Company's operations, financial condition and prospects.

         Premiums for Oxford's Medicare and Medicaid programs are determined through formulas established by HCFA for Oxford's Medicare contracts and by state government agencies in the case of Medicaid. Medicaid premiums in New York were significantly reduced in 1996, and federal legislation enacted in 1997 provides for future adjustment of Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium reductions, or premium rate increases in a particular region that are lower than the rate of increase in healthcare service expenses for Oxford's Medicare or Medicaid members in such region, could adversely affect Oxford's results of operations. Risk transfer provider agreements entered into by Oxford could be adversely affected by regulatory actions or by the failure of the providers to comply with the terms of such agreements. Such agreements could also have an adverse effect on the Company's membership or its relationship with its other providers. Oxford's Medicare programs are subject to certain risks relative to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare and Medicaid programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups. Further, there can be no assurance that the Company will be successful in completing or operationalizing such risk transfer and other provider arrangements.

         Management of Growth

         Over the past five years the Company has experienced rapid growth in its business and in its staff and the Company has and will continue to be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its operations. In September 1996 the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company does not intend to promote growth at the level of prior years because the Company's priority in 1998 has been and continues to be to strengthen its service and systems infrastructure. However, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in the remaining quarter of 1998 and beyond.

         Management of Information Systems

         There can be no assurance that the Company will be successful in mitigating the existing system problems that have resulted in payment delays and claims processing errors, in developing processes and systems to support its operations and in improving its service levels. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing processes and systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

         Year 2000 Readiness

         The Company's failure to timely resolve its own Year 2000 issues or the failure of the Company's external vendors to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company's estimates for the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ from those currently projected by the Company. See "Year 2000 Readiness".

         Recent Events and Related Publicity

         Recent events at the Company in the last several months have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network, the employer renewal process and future enrollment in the Company's health benefit plans.

         Collectibility of Advances

         As part of its attempts to ameliorate delays in processing claims for payment, as of September 30, 1998, the Company had advanced, net of allowances and repayments, approximately $148.1 million to providers pending the Company's disposition of claims for payment. The NYSID is requiring the Company to obtain written acknowledgments of such advances from recipients of advances. If the Company is unable to receive written acknowledgments there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may have to make additional capital contributions to compensate for any impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

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

         The purported class actions commenced in the United States District Court for the Southern District of New York are Metro Services, Inc., et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 08023 (filed Oct. 29, 1997); Worldco, LLC, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 8494 (filed Nov. 14, 1997); Jerovsek, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 8882 (filed Dec. 2, 1997); North River Trading Co., LLC v. Oxford Health Plans, Inc., et al., No. 97 Civ. 9372 (filed Dec. 22, 1997); National Industry Pension Fund v. Oxford Health Plans, Inc., et al., No. 97 Civ. 9566 (filed Dec. 31, 1997); Scheinfeld v. Oxford Health Plans, Inc., et al., No. 98 Civ. 1399 (originally filed Dec. 31, 1997 in the United States District Court for the District of Connecticut and transferred); Paskowitz v. Oxford Health Plans, Inc., et al., No. 98 Civ. 1991 (filed March 19, 1998); and Sapirstein v. Oxford Health Plans, Inc., et al., No. 98 Civ. 4137 (filed September 11, 1998).

         The purported class actions commenced in the United States District Court for the Eastern District of New York are Koenig v. Oxford Health Plans, et al., No. 97 Civ. 6188 (filed Oct. 29, 1997); Wolper v. Oxford Health Plans, Inc., et al., No. 97 Civ. 6299 (filed Oct. 29, 1997); Tawil v. Oxford Health Plans, Inc., et al., No. 97 Civ. 7289 (filed Dec. 11, 1997); Winters, et al. v. Oxford Health Plans, Inc., et al., No. 97 Civ. 7449 (filed Dec. 18, 1997); and Krim v. Oxford Health Plans, Inc., et al., No. 98 Civ. 4032 (filed September 5,
1998).

         The purported class actions commenced in the United States District Court for the District of Connecticut are Heller v. Oxford Health Plans, Inc., et al., No. 397 CV 02295 (filed Oct. 28, 1997); Fanning v. Oxford Health Plans, Inc., et al., No. 397 CV 02300 (filed Oct. 29, 1997); Lowrie, IRA v. Oxford Health Plans, Inc., et al., No. 397 CV 02299 (filed Oct. 29, 1997); Barton v. Oxford Health Plans, Inc., et al., No. 397 CV 02306 (filed Oct. 30, 1997); Sager
v. Oxford Health Plans, Inc., et al., No. 397 CV 02310 (filed Oct. 30, 1997); Cohen v. Oxford Health Plans, Inc., et al., No. 397 CV 02316 (filed Oct. 31,
1997); Katzman v. Oxford Health Plans, Inc., et al., No. 397 CV 02317 (filed Oct. 31, 1997); Shapiro v. Oxford Health Plans, Inc., et al., No. 397 CV 02324 (filed Oct. 31, 1997); Willis v. Oxford Health Plans, Inc., et al., No. 397 CV 02326 (filed Oct. 31, 1997); Saura v. Oxford Health Plans, Inc., et al., No. 397 CV 02329 (filed Nov. 3, 1997); Selig v. Oxford Health Plans, Inc., et al., No. 397 CV 02337 (filed Nov. 4, 1997); Brandes v. Oxford Health Plans, Inc., et al., No. 397 CV 02343 (filed Nov. 4, 1997); Ross v. Oxford Health Plans, Inc., et al., No. 397 CV 02344 (filed Nov. 4, 1997); Sole v. Oxford Health Plans, Inc., et al., No. 397 CV 02345 (filed Nov. 4, 1997); Henricks v. Wiggins, et al., No. 397 CV 02346 (filed Nov. 4 1997); Williams v. Oxford Health Plans, Inc., et al., No. 397 CV 02348 (filed Nov. 5, 1997); Direct Marketing Day in New York, Inc. v. Oxford Health Plans, Inc., et al., No. 397 CV 02349 (filed Nov. 5,
1997); Howard Vogel Retirement Plans, Inc., et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02325 (filed Oct. 31, 1997 and amended Dec. 17, 1997); Serbin
v. Oxford Health Plans, Inc., et al., No. 397 CV 02426 (filed Nov. 18, 1997); Hoffman v. Oxford Health Plans, Inc., et al., No. 397 CV 02458 (filed Nov. 24,
1997); Armstrong v. Oxford Health Plans, Inc., et al., No. 397 CV 02470 (filed Nov. 25, 1997); Roeder, et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02496 (filed Nov. 26, 1997); Braun v. Oxford Health Plans, Inc., et al., No. 397 CV 02510 (filed Dec. 1, 1997); Blauvelt, et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02512 (filed Dec. 2, 1997); Hobler et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02535 (filed Dec. 3, 1997); Bergman v. Oxford Health Plans, Inc., et al., No. 397 CV 02564 (filed Dec. 8, 1997); Pasternak v. Oxford Health Plans, Inc., et al., No. 397 CV 02567 (filed Dec. 8, 1997); Perkins Partners I, Ltd. v. Oxford Health Plans, Inc., et al., No. 397 CV 02573 (filed Dec. 9, 1997); N.I.D.D., Ltd. v. Oxford Health Plans, Inc., et al., No. 397 CV 02584 (filed Dec. 9, 1997); Burch v. Oxford Health Plans, Inc., et al., No. 397 CV 02585 (filed Dec. 9, 1997); Mark v. Oxford Health Plans, Inc., et al., No. 397 CV 02594 (filed Dec. 11, 1997); Ross, et al. v. Oxford Health Plans, Inc., et al., No. 397 CV 02613 (filed Dec. 12, 1997); Lerchbacker v. Oxford Health Plans, Inc., et al., No. 397 CV 02670 (filed Dec. 22, 1997); State Board of Administration of Florida v. Oxford Health Plans, Inc., et al., No. 397 CV 02709 (filed Dec. 29, 1997) (the complaint, although purportedly not brought on behalf of a class of shareholders, invites similarly situated persons to join as plaintiffs); and Ceisler v. Oxford Health Plans, Inc., et al., No. 397 CV 02729 (filed Dec. 31, 1997).

         The purported class actions commenced in the United States District Court for the Eastern District of Arkansas is Rudish v. Oxford Health Plans, Inc., et al., No. LR-C-97-1053 (filed Dec. 29, 1997).

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

         On July 15, 1998, Judge Brieant appointed the Public Employees Retirement Associates of Colorado ("ColPERA"), three individual shareholders (the "Vogel plaintiffs") and The PBHG Funds, Inc. ("PBHG"), as co-lead plaintiffs and ColPERA's counsel (Grant & Eisenhofer), the Vogel plaintiffs' counsel (Milberg Weiss Hynes Lerach & Bershad), and PBHG's counsel (Chitwood & Harley), as co-lead counsel. ColPERA appealed this decision. On October 15, 1998 the United States Court of Appeals for the Second Circuit dismissed the appeal.

         On October 2, 1998, the co-lead plaintiffs filed a consolidated amended complaint ("Amended Complaint") in the securities class actions. The Amended Complaint names as defendants Oxford, Oxford Health Plans (NY), Inc., KPMG Peat Marwick LLP (which was Oxford's outside independent auditor during 1996 and 1997) and several current or former Oxford directors and officers (Stephen F. Wiggins, William M. Sullivan, Andrew B. Cassidy, Brendan R. Shanahan, Benjamin
H. Safirstein, Robert M. Smoler, Robert B. Milligan, David A. Finkel, Jeffery H. Boyd, and Thomas A. Travers). The Amended Complaint purports to be brought on behalf of purchasers of Oxford's common stock, purchasers of Oxford call options or sellers of Oxford put options during the period from November 6, 1996 through December 9, 1997 ("Class Period") and on behalf of persons who, during the Class Period, purchased Oxford's securities contemporaneously with sales of Oxford's securities by one or more of the individual defendants. The Amended Complaint alleges that defendants violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in

Oxford's computer system and the Company's membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable. The Amended Complaint also asserts claims against the individual defendants alleging violations of Sections 20(a) and 20A of the Exchange Act by virtue of the individual defendants' sales of shares of Oxford's common stock while the price of that common stock was allegedly artificially inflated by allegedly false and misleading statements and omissions. The Amended Complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

         Defendants must respond to the Amended Complaint on or before December 18, 1998. Defendants intend to move to dismiss the Amended Complaint.

         In addition, the State Board of Administration of Florida has indicated that it intends to file on or before November 30, 1998 an amended complaint ("Amended State Board Complaint") in the action that it commenced (see above) ("State Board Action"). The Amended State Board Complaint likely will assert claims similar to those asserted in the Amended Complaint in the purported class actions (see above). The Amended State Board Complaint may also assert claims against all of the defendants alleging: (i) violations of Section 18(a) of the Exchange Act, by virtue of alleged false and misleading information disseminated in the 10-K report Oxford filed for the year ended December 31, 1996; (ii) violations of the Florida Blue Sky laws; and (iii) common law fraud and negligent misrepresentation. The Amended State Board Complaint likely will seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

         Defendants must respond to the Amended State Board Complaint on or before January 18, 1998. Defendants intend to move to dismiss the State Board Action.

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

         The purported shareholder derivative actions commenced in Connecticut Superior Court are Reich v. Wiggins, et al., No. CV 97-485145 (filed on or about Dec. 12, 1997); Gorelkin v. Wiggins, et al., No. CV-98-0163665 S (filed on or about Dec. 24, 1997); and Kellmer v. Wiggins, et al., No. CV 98-0163664 S HAS (filed on or about Jan. 28, 1998).

         The purported shareholder derivative actions commenced in the United States District Court for the Southern District of New York are Roth v. Wiggins, et al., No. 98 Civ. 0153 (filed Jan. 12, 1998); Plevy v. Wiggins, et al., No. 98 Civ. 0165 (filed Jan. 12, 1998); Mosson v. Wiggins, et al., No. 98 Civ. 0219 (filed Jan. 13, 1998); Boyd, et al. v. Wiggins, et al., No. 98 Civ. 0277 (filed Jan. 16, 1998); and Glick v. Wiggins, et al., No. 98 Civ. 0345 (filed Jan. 21,
1998).

         The purported shareholder derivative actions commenced in the United States District Court for the District of Connecticut are Mosson v. Wiggins, et al., No. 397 CV 02651 (filed Dec. 22, 1997), and Fisher, et al. v. Wiggins, et al., No. 397 CV 02742 (filed Dec. 31, 1997).

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

         The parties to the federal derivative actions have agreed to suspend discovery in those actions until the filing of a consolidate amended complaint in those actions and during the pendency of any motion to dismiss or to stay the federal derivative actions or the securities class actions. A stipulation memorializing this agreement, consolidating the federal derivative actions, and appointing lead counsel for the federal derivative plaintiffs, was entered and so ordered by Judge Brieant on September 26, 1998.

         On October 2, 1998, the federal derivative plaintiffs filed an amended complaint ("Amended Derivative Complaint"). The Amended Derivative Complaint names as defendants certain of Oxford's directors and a former director (Stephen
F. Wiggins, James B. Adamson, Robert B. Milligan, Fred F. Nazem, Marcia J. Radosevich, Benjamin H. Safirstein and Thomas A. Scully), together with the Company itself as a nominal defendant. The Amended Derivative Complaint alleges that the individual defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes to Oxford's computer system, by failing to design and implement adequate financial controls and information systems for the Company and by making misrepresentations concerning Oxford's membership, enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The Amended Derivative Complaint further alleges that certain of the individual defendants breached their fiduciary obligations to the Company by selling shares of Oxford common stock while the price of the common stock was allegedly artificially inflated by their alleged misstatements and omissions. The Amended Derivative Complaint seeks declaratory relief, unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. No demand has been made upon the Company's Board of Directors that Oxford pursue the causes of action alleged in the Amended Derivative Complaint. The Amended Derivative Complaint alleges that the federal derivative plaintiffs' duty to make such a demand was excused by the individual defendants' alleged conflict of interest with respect to the matters alleged therein.

         Pursuant to a stipulation entered into and filed by the parties on November 2, 1998, and expected to be so ordered by Judge Brieant, defendants must answer, move or otherwise respond to the Amended Derivative Complaint on or before February 1, 1999. This stipulation provides that proceedings in the Federal Derivative Actions are stayed in all respects until February 1, 1999, unless any of the parties provides written notice of their desire to terminate this stay, in which case defendants shall have sixty (60) days from such notice to answer, move or otherwise respond to the Amended Derivative Complaint. Defendants intend to move to dismiss the Amended Derivative Complaint or, in the alternative, to stay the Federal Derivative Actions pending resolution of the securities class actions.

         Although the outcome of the federal and state actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints.

         State Insurance Departments

          On August 10, 1998, the New York State Insurance Department ("NYSID") completed its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. In the Reports on Examination (the "Reports") the NYSID, based on information available through July 1998, determined that certain assets on the Company's New York subsidiaries' December 31, 1997 balance sheets should not be admitted for statutory reporting purposes and NYSID actuaries recorded additional reserves totaling approximately $81.3 million for both subsidiaries on the balance sheet as determined by the examiners. The Company contributed $152 million to the capital of its New York HMO and insurance subsidiaries in satisfaction of the issues raised in the Reports relating to the subsidiaries' financial statements, and maintaining such subsidiaries' compliance with statutory capital requirements as of June 30, 1998. The Reports also made certain recommendations relating to financial record-keeping, settlement of intercompany accounts and compliance with certain NYSID regulations. The Company has agreed to address the recommendations in the Reports. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing and continues to express concern with the Company's claims turnaround and performance. The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. The Company has agreed to take certain other corrective actions with respect to certain of these market conduct issues, but additional corrective action may be required and such actions, particularly if they involve significant changes to rating methodologies, could adversely affect the Company's results of operations. At this time, the Company cannot predict the outcome of such continuing review.

         The Company is also subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of these examinations cannot be predicted at this time.

         New York State Attorney General

         As previously reported, on November 6, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials "in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York." Since then, Oxford has produced a substantial number of documents in response to the subpoena, and expects to produce additional documents. In addition, some of Oxford's present and former directors and officers have provided testimony.

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

         The Commission has served the Company with several subpoenae duces tecum requesting documents concerning a number of subjects, including, but not limited to, internal and external audits, uncollectible premium receivables, timing of and reserves with respect to payments to vendors, doctors and hospitals, payments and advances to medical providers, adjustments related to terminations of group and individual members and for nonpaying group and individual members, computer system problems, agreements with the New York State Attorney General, employment records of former employees and policies and procedures relating to the sale of Oxford securities by officers and directors. Oxford has produced and is continuing to produce documents in response to these subpoenae. Oxford also has provided testimony from some of its present and former directors and officers.

         Oxford intends to cooperate fully with the Commission and cannot predict the outcome of the Commission's investigation at this time.

         Health Care Financing Administration

         From February 9, 1998 through February 13, 1998, the Health Care Financing Administration ("HCFA") conducted an enhanced site visit at Oxford to assess Oxford's compliance with federal regulatory requirements for HMO eligibility and Oxford's compliance with its obligations under its contract with HCFA. During the visit, HCFA monitored, among other things, Oxford's administrative and managerial arrangements, Oxford's quality assurance program, Oxford's health services delivery program, and all aspects of Oxford's implementation of the Medicare risk program. On May 20, 1998 the Company received a final report from HCFA and on June 10, 1998, the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in New York, New Jersey, Connecticut and Pennsylvania. This action was taken by the Company in order to provide the Company with an opportunity to strengthen its operations and institute certain corrective actions required by HCFA as a result of its visit. This action, however, does not apply to potential enrollees of the Company's Medicare group accounts. The Company believes that the suspension will be temporary, lasting several more months, and service to existing members will not be affected.

         The Company has agreed with HCFA to develop and implement a plan of corrective actions relating to deficiencies in the Company's compliance with operational standards contained in its contracts with HCFA. Operational deficiencies noted by HCFA include claims payment turnaround times, interest payments on delayed claims, enrollment and disenrollment procedures and documentation and member appeal procedures and notifications. On October 2, 1998, after a follow-up site visit, HCFA accepted the Company's corrective action plans and indicated that the Company would likely be granted new Medicare contracts for next year. At the October site visit, HCFA recognized the progress made by the Company in improving its Medicare operations. HCFA will continue to monitor the Company's operations to ensure that the Company complies with its corrective action plans and improves its operating performance in key areas, including claims payment. Moreover, the Company's ability to resume marketing and enrollment will be subject to HCFA's satisfaction with the progress made by the Company in improving its operations and implementing the corrective actions agreed upon during the remainder of 1998. A follow-up site visit by HCFA is scheduled for December 1998.

         The Company has worked cooperatively with HCFA to address the concerns it has raised and believes it will be able to implement corrective actions satisfactory to HCFA; however, there can be no assurance that the Company will ultimately succeed in resuming marketing and enrollment or in obtaining new contracts for 1999. A long-term suspension of marketing and enrollment would adversely affect revenues since member disenrollment would result in a continuing reduction in membership. A failure to obtain a new contract for 1999 would mean that the Company would not participate in the Medicare managed care program, with a corresponding reduction in revenues (the Company experienced operating losses in Medicare in 1997 and the first nine months of 1998). In that event, the Company would need to reduce overall administrative costs proportionately. Non-participation by the Company in the Medicare managed care program could also adversely affect the Company's ability to negotiate favorable provider contracts for its commercial business since the Company would represent significantly less revenue potential for many providers.

         On October 2, 1998, the Company announced its withdrawal from the Medicare market in four counties in New York, eight counties in New Jersey, six counties in Connecticut and five counties in Pennsylvania. The withdrawal will be effective January 1, 1999.

         Arbitration Proceedings

         On February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. Oxford has petitioned the New York State Supreme Court for a permanent stay of this proceeding; the outcome of this motion cannot be predicted at this time. Also, some individual physicians claiming that payments under their contracts with Oxford were delayed have announced their intention to seek arbitration. At least four arbitration proceedings have been commenced by individual physicians.

         On March 30, 1998, Oxford received a demand for arbitration from two physicians purporting to commence a class action arbitration before the AAA in Connecticut against Oxford alleging breach of contract and violation of the Connecticut Unfair Insurance Practices Act.

         On or about September 9, 1998, the NYCMS announced that it was breaking off settlement negotiations with Oxford, and would resume its litigation against Oxford. Since that date, Oxford has been served with additional notices of intent to arbitrate, filed on behalf of more than twenty individual physicians.

         The outcome and settlement prospects of the various arbitration proceedings cannot be predicted at this time although the Company believes that it has substantial defenses to the claims asserted and intends to defend the arbitration vigorously.

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

         On July 24, 1997, Oxford and plaintiffs reached a settlement in principle of the class claims wherein Oxford agreed to pay, from September 1, 1997 to January 1, 2000, interest at certain specified rates to physicians who did not receive payments from Oxford within certain specified time periods after submitting "clean claims" (a term that was to be applied in a manner consistent with certain industry guidelines). Moreover, Oxford agreed to provide to plaintiffs' counsel, on a confidential basis, certain financial information that Oxford believed would demonstrate that Oxford acted within its contractual rights in making decisions on payments withheld from plaintiffs and members of the alleged class. The settlement in principle provided that, if plaintiffs' counsel reasonably does not agree with Oxford's belief in this regard, plaintiffs retain the right to proceed individually (but not as a class) against Oxford by way of arbitration. Oxford has supplied financial information to plaintiffs' counsel and has exchanged draft settlement papers with plaintiffs' counsel.

         Other

         On May 18, 1998 a purported "Class Action Complaint" was brought against Oxford and other un-named defendant plan administrators filed in the United States District Court for the Eastern District of New York by four plaintiffs who claim to be beneficiaries of defendants' health insurance plans seeking declaratory and other relief from defendants for alleged wrongful denial of insurance coverage for the drug Viagra. On September 8, 1998, Oxford moved to dismiss the complaint based on plaintiffs' failure to exhaust their administrative remedies; the outcome of this motion cannot be predicted this time.

         On October 26, 1998, Complete Medical Care, P.C. ("CMC"), United Medical Care, P.C. ("UMC"), Comprehensive Health Care Corp. ("CHC") and Oscar Fukilman, M.D. commenced actions in the Supreme Court of the State of New York for New York County against Oxford and certain of its officers. The complaints in United Medical Care, P.C. v. Oxford Health Plans, Inc. et al., Index No. 605176/98, and Complete Medical Care, P.C. v. Oxford Health Plans, Inc. et al., Index No. 605178/98, generally allege that Oxford and the individual defendants:
(i) breached, and have announced their intention to breach, certain agreements with CMC and UMC for the delivery of health care services to certain of Oxford's members; (ii) breached an implied covenant of good faith and fair dealing with UMC and CMC; (iii) fraudulently induced CMC and UMC to enter into their respective agreements with Oxford; (iv) tortiously interfered with CMC's and UMC's current and prospective contractual relations with certain physicians; and
(v) defamed CMC and UMC. The complaints each seek at least $165 million in damages, at least $500 million in punitive damages, unspecified interest, costs and disbursements, and such other relief as the court deems proper. The complaint in the Complete Medical Care action also alleges that Oxford has unjustly enriched itself by withholding from CMC certain funds to which CMC claims it is entitled, and seeks the imposition of a constructive trust with respect to those funds. The complaint in Oscar Fukilman, M.D. et al v. Oxford Health Plans, Inc. et al., Index No. 604177/98, alleges that Oxford and certain officers defamed, and conspired to defame, Dr. Fukilman and CHC, and seeks at least $25 million in damages and unspecified costs and disbursements and such other relief as the court deems proper.

         Although the outcome of these actions cannot be predicted at this time, the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

         In the ordinary course of its business, the Company is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         See information contained in note 7 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on August 28, 1998 (the "Meeting") in connection with which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. At the meeting, stockholders were asked to consider and vote upon the following proposals: (a) election of three directors ("Proposal Number One"); (b) the vesting of voting rights with respect of the Company's Series B Cumulative Preferred Stock, and the issuance, subject to adjustment, of up to 6,730,000 shares of the Company's common stock, upon exercise of the Company's Series B Warrants ("Proposal Number Two"); (c) amendment of the Oxford Health Plans, Inc. 1991 Stock Option Plan, as amended (the "1991 Stock Option Plan"), to increase the number of shares of common stock that can be issued under the 1991 Stock Option Plan from 21,580,000 shares to 25,580,000 shares ("Proposal Number Three"); (d) amendment of the 1991 Stock Option Plan to, among other things, increase the annual individual optionee limit from 200,000 to 2,000,000 shares ("Proposal Number Four"); (e) request that the Board of Directors take the necessary steps to declassify the Board of Directors so that directors are elected annually ("Proposal Number Five"); and (f) prohibit the Company from investing in certain tobacco producing companies ("Proposal Number Six").

         At the Meeting, David Bonderman, Jonathan J. Coslet and Benjamin H. Safirstein, M.D. were each elected a director of the Company for a term to expire in 2001. Continuing directors whose terms expire in 1999 are Fred F. Nazem, James G. Coulter and Thomas A. Scully. Continuing directors whose terms expire in 2000 are Norman C. Payson, M.D., Robert B. Milligan, Jr., Marcia J. Radosevich, Ph.D. and Stephen F. Wiggins. A total of 88,349,521 votes were cast in favor of, and 1,769,699 votes were cast to withhold authority for Mr. Bonderman's election. A total of 88,309,396 votes were cast in favor of, and 1,809,823 votes were cast to withhold authority for Mr. Coslet's election. A total of 88,242,594 votes were cast in favor of, and 1,876,626 votes were cast to withhold authority for Dr. Safirstein's election. Proposal Number Two was adopted with 34,77,063 common stock votes cast for, and 5,598,858 common stock votes cast against the proposal. In addition, there were 851,419 common stock votes abstaining and 33,091,880 broker nonvotes related to the proposal. Proposal Number Three was adopted with 69,889,414 votes cast for, and 17,656,784 votes cast against the proposal. In addition, there were 1,516,496 votes abstaining and 1,056,526 broker non-votes related to Proposal Number Three. Proposal Number Four was adopted with 70,540,459 votes cast for, and 16,994,881 votes cast against the proposal. In addition, there were 1,527,354 votes abstaining and 1,056,526 broker non-votes related to Proposal Number Four. Proposal Number Five was not adopted with 28,489,459 votes cast against, and 27,493,304 votes cast for the proposal. In addition, there were 1,046,577 votes abstaining and 33,091,880 broker non-votes related to Proposal Number Five. Proposal Number Six was not adopted with 25,217,432 votes cast against, and 11,456,223 votes cast for the proposal. In addition, there were 20,353,685 votes abstaining and 33,091,880 broker non-votes related to Proposal Number Six.

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

         Although the Company made certain modifications and enhancements to attempt to improve systems controls and processing efficiencies during the third quarter of 1998, the Company continues to review its long-term information system strategy. The Company's resources are currently focused on (i) the Year 2000, (ii) making requisite modifications and enhancements to the existing information systems and (iii) establishing improved performance management information.

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

         For information as to the Company's "Year 2000" readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and " - Year 2000 Readiness".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.       Description of Document

         3(a)              Amended and Restated Bylaws of the Registrant

         10(a) Letter Agreement, dated September 28, 1998, between the Registrant and Fred F. Nazem

         10(b) Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D.

(b)      Reports on Form 8-K

         In a report on Form 8-K dated August 11, 1998, and filed August 11, 1998, the Company reported, under Item 5. "Other Events," its second quarter 1998 earnings press release.

         In a report on Form 8-K dated September 1, 1998, and filed September 4, 1998, the Company reported, under Item 5. "Other Events," changes to its information systems management team.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       OXFORD HEALTH PLANS, INC.
                                                              (REGISTRANT)

November 16, 1998                                     /s/ NORMAN C. PAYSON, M.D.
     Date                                                NORMAN C. PAYSON, M.D.,
                                                         CHIEF EXECUTIVE OFFICER

November 16, 1998                                           /s/ YON Y. JORDEN
      Date                                                     YON Y. JORDEN,
                                                         CHIEF FINANCIAL OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                       Description of Document

3(a)     Amended and Restated Bylaws of the Registrant

10(a) Letter Agreement, dated September 28, 1998, between the Registrant and Fred F. Nazem

10(b) Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D.