Form 10-K
period 1998-12-31
OXFORD HEALTH PLANS INC
filed 1999-03-19
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


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

                    Yes   X    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1999, there were 80,757,351 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,451,478,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
   Portions of Registrant's definitive Proxy Statement to be filed pursuant to
                            Regulation 14A (Part III)

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Oxford Health Plans, Inc. ("Oxford" or the "Company"), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company currently providing health benefit plans in New York, New Jersey, Connecticut, Florida, New Hampshire and Pennsylvania. The Company's product line includes its point-of-service plans, the Freedom Plan and the Liberty Plan, traditional health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), Medicare plans and third-party administration of employer-funded benefit plans ("self-funded health plans"). The Company's principal executive offices are located at 800 Connecticut Avenue, Norwalk, Connecticut 06854, and its telephone number is (203) 852-1442. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

      The Company currently offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ"), Oxford Health Plans (CT), Inc. ("Oxford CT") and Oxford Health Plans (FL), Inc. ("Oxford FL"), and through Oxford Health Insurance, Inc. ("OHI"), the Company's health insurance subsidiary. OHI has been granted a license to operate as an accident and health insurance company by the Departments of Insurance of New York, New Jersey, Connecticut, New Hampshire, Florida and Pennsylvania. The Company anticipates that it will have ceased doing business in Pennsylvania, Florida and New Hampshire by the end of 1999. Oxford also owns Oxford Health Plans (IL), Inc. ("Oxford IL") which is licensed by the Illinois Department of Insurance as an accident and health insurance company with authority to offer HMO products. However, Oxford ceased its Illinois operation in the third quarter of 1998.

      The Company is not dependent on any single employer or group of employers, as the largest employer group contributed less than 1% of total premiums earned during 1998 and the ten largest employer groups contributed 7.7% of total premiums earned during 1998. The Company's revenue under its contracts with the federal Health Care Financing Administration ("HCFA") represented 21.9% of its premium revenue earned during 1998.

RECENT DEVELOPMENTS

      Net Losses

      As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Company incurred net losses attributable to common stock of $291 million in 1997 and $624 million in 1998 and may incur additional losses in 1999, the extent of which cannot be predicted at this time. As a result of its losses in 1997 and 1998, the Company has been required to make capital contributions to certain of its HMO and insurance subsidiaries and expects that additional capital contributions will be required in 1999.

      Financings

      On February 6, 1998, the Company issued a $100 million senior secured increasing rate note due February 6, 1999 ("Bridge Note") and on March 30, 1998, issued an additional $100 million Bridge Note, pursuant to a Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, as amended on March 30, 1998 (the "Bridge Agreement"). The Company used the proceeds of the Bridge Notes to make capital contributions to certain of its HMO subsidiaries, to pay expenses in connection with the issuance and for general corporate purposes. The Company retired the Bridge Notes with a portion of the proceeds of the Financing referred to below.

      Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC (together with the investors thereunder, the "Investors"), the Investors, on May 13, 1998, purchased $350 million of ten-year redeemable Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. Simultaneously with the consummation of the Investment Agreement, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005 (the "Senior Notes") and entered into a Term Loan Agreement pursuant to which the Company borrowed $150 million in the form of a senior secured term loan (the "Term Loan"). For additional information regarding the Preferred Stock, the

Warrants, the Senior Notes and the Term Loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Also simultaneously with the aforementioned transactions, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock for an aggregate purchase price of $10 million. The investments under the Investment Agreement and by Dr. Payson and the debt financings through the Senior Notes and the Term Loan are herein collectively called the "Financing".

      Management Changes

      Norman C. Payson, M.D., became Chief Executive Officer of the Company on May 13, 1998. William M. Sullivan, formerly Chief Executive Officer, continues to serve as President of the Company.

      In February 1998, Fred F. Nazem, a director of the Company, was elected nonexecutive Chairman of the Board. Steven F. Wiggins, founder and former Chairman of the Board, continues to serve as a director of the Company.

      In March 1998, Marvin P. Rich agreed to become Chief Administrative Officer of the Company. Alan Muney, M.D., M.H.A. joined the Company as Chief Medical Officer in April 1998, and Yon Y. Jorden became the Company's Chief Financial Officer in June 1998.

      Pursuant to the terms of the Investment Agreement, Dr. Payson became a director of the Company in May 1998 and TPG nominated David Bonderman, Jonathan
J. Coslet and James G. Coulter to the board in May 1998 and Kent J. Thiry in August 1998. In addition, James Adamson did not stand for reelection to the Board of Directors and, accordingly, ceased to be a director in August 1998.

      Status of Information Systems

      In September 1996, the Company converted a significant portion of its business operations to a new computer operating system developed at Oxford over several years. Unanticipated software and hardware problems arising from the conversion created significant delays in the Company's claims payment function, delayed billing functions and telephone service and adversely affected the Company's claims payment and billing processes. For information regarding the Company's plans with respect to its information systems, see "Business - Status of Information Systems".

      Turnaround Plan

      During 1998, the Company recorded restructuring and unusual charges primarily associated with implementation of the Company's plan ("Turnaround Plan") to attempt to restore the Company's profitability by focusing on its core commercial and Medicare markets and disposing of or restructuring noncore businesses, reducing administrative costs, reducing payments to specialist physicians and other providers, completing and operationalizing risk transfer and other provider agreements, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums, improving service levels and strengthening operations. The Company has focused its resources on employer group products in the New York Metropolitan Tri-State area. The Company intends to attempt to improve operating margins for these products over the next few years by, among other things, strengthening commercial underwriting, reducing administrative and any inappropriate medical costs and, where applicable, refining benefit plans and increasing premiums.

      The Company has also focused on attempting to reduce losses in its government programs by, among other things, transferring a substantial portion of the medical cost risk associated with the provision of covered services to its Medicare beneficiaries to certain health care provider entities in certain counties, by withdrawing from participation in the Medicare program in other counties and by withdrawing completely from the Medicaid business. In June 1998, in coordination with the Health Care Financing Administration ("HCFA"), the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in order to provide the Company with an opportunity to strengthen its operations and institute certain corrective actions required by HCFA. In February 1999, the Company reinstated marketing to and enrollment of Medicare beneficiaries. See "Business - Products - Medicare and Medicaid", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Unusual Charges".

      The Company also intends to continue to attempt to reduce losses in the New York mandated individual HMO and point-of-service plans (the "New York Mandated Plans"). The losses resulting from the New York Mandated Plans are primarily attributable to the rapidly rising medical costs in these plans and insufficient premium rates. See "Business - Products - New York Mandated Plans" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In 1998, in furtherance of its Turnaround Plan, the Company focused efforts on withdrawing from the Florida, Pennsylvania, New Hampshire and Illinois markets. The Company sold its Pennsylvania subsidiary in January 1999, although it continues to service certain insured PPO products sold through OHI in Pennsylvania. The Company reinsured its Illinois health care obligations to another health plan and ceased its Illinois operations in the third quarter of 1998. The Company has ceased offering its products in Florida and New Hampshire and anticipates being completely out of these two markets by the end of 1999. The Company has substantially scaled back its plans to offer dental plans and has ceased to offer life insurance products. The Company has also concluded several other initiatives, including the closing of its specialty care management business and the sale of one health center, and is evaluating its financial commitment to certain other ongoing initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring and Unusual Charges".

      The Company is attempting to reduce its future expected costs associated with payment for laboratory and radiology services and pharmacy benefits through the negotiation of new contracts with network managers. In the second half of 1998, the Company entered into definitive agreements for laboratory and radiology services and pharmacy benefit management that are structured to provide significant savings compared to estimated cost increases for laboratory and radiology services and pharmacy benefits for 1999. However, implementing such contract cannot be assured and may involve operational or unforeseen difficulties, and there can be no assurance that these contracts will be successful in reducing the Company's future costs associated with such services and benefits.

      The Turnaround Plan also calls for significant reductions in administrative costs on a per member per month basis and as a percentage of operating revenue over the long term through such measures as increasing operating efficiencies and reducing employment levels associated with scaled-back initiatives and operations. The Company expects, however, that administrative costs will remain high during the foreseeable future as the result of, among other things, costs associated with strengthening the Company's operations, resolving historical claim and member issues, ongoing regulatory investigations and inquiries and litigation. There can be no assurance that the Company will be successful in implementing the foregoing measures, in implementing medical cost control measures and provider contracting initiatives, or in reducing administrative costs and such steps could adversely affect the Company's provider network or sales of its product. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's operations and financial results, including ongoing financial losses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

      Legal Proceedings

      See "Legal Proceedings" for a description of litigation and regulatory investigations and examinations involving the Company and certain of its directors, officers and employees.

PRODUCTS

      Freedom Plan

      Oxford's Freedom Plan is a point-of-service ("POS") health care plan that combines the benefits of Oxford's HMOs with some of the benefits of conventional indemnity health insurance. Oxford's Freedom Plan gives members the option at any time of using the network of providers under contract with Oxford's HMOs or exercising their freedom to choose providers not under contract with Oxford, although certain benefits are only available through network providers. The Freedom Plan, first offered in January 1988 in New York, had approximately 1,318,100 members at December 31, 1998 compared with 1,333,500 at the end of 1997. As a percentage of total premiums earned, Freedom Plan premiums were 61.0% in 1998, 59.2% in 1997 and 61.2% in 1996. The largest employer group offering the Freedom Plan accounted for approximately 1.2% of Freedom

Plan premiums earned during 1998, and the ten largest employer groups offering the Freedom Plan accounted for 9.2% of Freedom Plan premiums earned in 1998.

      Oxford has targeted small to medium-size employers (10 to 1,500 employees) for this product. New York Freedom Plan enrollment accounts for almost 80% of all Freedom Plan enrollment. In New York each Freedom Plan member receives two forms of coverage - HMO coverage through Oxford NY and conventional insurance through OHI. In New Jersey and Connecticut, each member receives Freedom Plan coverage through one contract. For Freedom Plan coverage, employers receive one monthly bill and have both the in-network and out-of-network coverage administered by Oxford.

      HMOs

      Oxford currently offers HMO plans in New York, New Jersey and Connecticut. The largest HMO commercial employer group accounted for 3.7% of total HMO premiums earned during 1998, while the ten largest HMO groups accounted for 18.0% of total HMO premiums earned in 1998. Commercial HMO membership approximated 260,700 members at December 31, 1998 compared with 270,400 members at the end of 1997. As a percentage of total premiums earned, group commercial HMO revenues were 11.8% in 1998, 11.1% in 1997 and 10.7% in 1996.

      Liberty Plan

      The Company introduced the Liberty Plan, a point-of-service health care plan, in late 1993. This plan offers lower premiums than the standard Freedom Plan by allowing member groups to choose from a smaller network of in-network providers. The Company believes that the Liberty Plan provider network, while smaller than the Freedom Plan network, is competitive in size and quality with networks of certain other health plans in the New York metropolitan area. Liberty Plan membership approximated 140,800 members at December 31, 1998 compared with 124,100 members at the end of 1997.

      Individual Plans

      In 1996, New York mandated that HMOs doing business in the community-rated market in the state must provide POS and HMO coverage with mandated benefits to individuals (the "New York Mandated Plans"). Oxford also continues to cover individuals in the state under a grandfathered POS plan (together with the New York Mandated Plans, the "New York Individual Plans"). The grandfathered plan is closed to new membership. The Company offers individual HMO and various individual indemnity plans in New Jersey (the "New Jersey Mandated Plans"). The Company had approximately 68,700 members in the New York Individual Plans as of December 31, 1998 as compared with 84,500 members as of December 31, 1997. The Company had approximately 5,200 members in the New Jersey Mandated Plans as of December 31, 1998 as compared with 7,900 members as of December 31, 1997.

      In March 1998, the Company filed with the New York State Insurance Department ("NYSID") proposed rate increases of 50% and 64%, respectively, for its New York mandated individual HMO and point-of-service plans as a result of rapidly rising medical costs in those plans. The Company believes it experiences significant selection bias in these plans which are chosen, on average, by individuals who require more health care services than the average commercial population. In April 1998, the NYSID denied the Company's rate increase request, but directed the Company to apply funds allocated to the Company from the New York State Market Stabilization Pools against rate relief in the individual and small group market. The Company received approximately $6.4 million in August 1998 and another $6.4 million in December 1998 from these pools. Although the Company anticipates that it will receive refunds from these pools in 1999, there can be no assurance that such payments will be received or, if received, will not be less than the payments received in 1998. In addition, the NYSID is currently finalizing regulations which will modify the methodology used to fund these pools. The proposed changes to the operation of the pooling methodology will affect the distribution of remaining 1997 and 1998 pool amounts. In the fourth quarter of 1998, the Company established a $27.4 million reserve for premium deficiency losses in the New York Individual Plans and the New Jersey Mandated Plans. The Company currently intends to reduce the size of the provider network serving the New York Individual Plans, subject to receipt of government approvals, in an effort to better control medical costs and utilization to promote affordability for the plans. The Company has filed with the NYSID to increase its rates for this product by only 9.8% effective as of April 1, 1999. The Company expects that operating results for the New York Individual Plans will continue to be adversely affected by high medical costs and that losses will continue in the absence of significant additional rate or regulatory relief. Further, there can be no assurance that the Company will be successful in implementing the network changes, cost and utilization controls or rate increases referred to above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations".

      Preferred Provider Organizations

      The Company currently offers a PPO product in New Jersey and Pennsylvania and a non-gatekeeper POS plan in New York. The current Pennsylvania PPO membership is minimal. Applications for approval of PPO products have been filed in both New York and Connecticut.

      Medicare

      The Company offers as Oxford Medicare Advantage a number of Medicare plans to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries. Under Medicare contracts with HCFA, Oxford is paid a fixed per member per month capitation amount by HCFA based upon a formula that projects the medical expense of each Medicare member. The Company bears the risk that the actual costs of health care services may exceed the per member per month capitation amount received by the Company. Effective January 1, 1999, federal legislation replaced the Medicare risk contract program with the Medicare+Choice program (hereinafter referred to as "Medicare"). See "Business-Government Regulation - Recent Regulatory Developments".

      Medicare contracts provide revenues that are generally higher per member than those for non-Medicare members. Such risk contracts, however, also carry certain risks such as higher comparative medical costs, government regulatory and reporting requirements, the possibility of reduced or insufficient government reimbursement in the future, and higher marketing and advertising costs per member as the result of marketing to individuals rather than to groups. The Company has developed a network of physicians and other providers to serve its Medicare enrollees. In addition, in 1998 the Company finalized agreements pursuant to which it has transferred a substantial portion of the medical cost risk associated with the provision of covered services for Medicare members to providers in some of its service areas where the Company had experienced substantial losses, and the Company withdrew from certain areas where agreements could not be completed. Under these risk transfer arrangements, providers assume a substantial portion of the risk of increasing health care costs. These arrangements may give rise to regulatory issues and, among other risks and uncertainties involved in the successful implementation of these contracts, the Company bears the risk of nonperformance or default by the providers. The Company has experienced certain operational difficulties in the implementation of these risk transfer arrangements, and the risk sharing provider groups have not achieved acceptable performance levels on certain key operating measures. See "Business - Physician Network - Risk Sharing Groups".

      At December 31, 1998, the Company had approximately 148,600 Medicare members enrolled in its Medicare plans compared with 161,000 members at the end of 1997. However, as the result of the Company's withdrawal from the Medicare program in certain counties in New York, New Jersey, Pennsylvania and Connecticut, the Company had approximately 110,400 Medicare members as of January 1, 1999. Medicare premiums accounted for approximately 21.9% of total premiums earned for the year ended December 31, 1998 compared with 22.0% in 1997 and 19.8% in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of operating losses incurred in the Company's Medicare programs and "Legal Proceedings" for a description of site visits by HCFA during 1998 and the beginning of 1999.

      Medicaid

      As of January 1, 1998, Oxford offered a Medicaid Healthy Start plan to individuals eligible for Medicaid benefits in New York, New Jersey, Metropolitan Philadelphia and Connecticut. The Company received fixed monthly premiums per member under risk contracts with the respective state agencies administering the Medicaid program. At December 31, 1998, approximately 97,800 members were enrolled in the Company's Medicaid plans compared with 189,600 members at the end of 1997. Medicaid premiums accounted for approximately 5.3% of total premiums earned for the year ended December 31, 1998 compared with 7.7% in 1997 and 8.3% in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of operating losses incurred in the Company's Medicaid programs. The Company withdrew from the Medicaid program in Connecticut and New Jersey, effective April 1, 1998 and July 1, 1998, respectively. In November 1998, the Company completed an agreement to assign its New York Medicaid contract and certain rights under its provider agreements to a third party. In January 1999, the Company concluded the sale of its Pennsylvania HMO subsidiary, including the Pennsylvania Medicaid business. Accordingly, as of February 1, 1999, the Company had completed its withdrawal from participation in all state Medicaid programs.

      Self-Funded Health Plans

      Oxford's self-funded health plans have a flexible plan design similar to the Company's fully-insured programs, yet retain the cash flow advantage of self-funding for the employer. The employer self-insures health care expenses and pays for health claims only as they are incurred. In exchange for administration fees, Oxford provides claims processing and health care cost containment services through its provider network and utilization management programs. As of December 31, 1998, the Company was administering twenty-four self-funded groups in New York, sixteen self-funded groups in New Jersey and two self-funded groups in Connecticut.

      Other Investments

      In October 1997, the Company disposed of its interest in Health Partners, Inc., a company established to provide management and administrative services to physicians, medical groups and other providers of health care. In exchange, the Company received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM"). FPAM filed for bankruptcy protection in July 1998. The Company had several risk sharing agreements with entities owned or managed by FPAM, all of which were terminated as of January 31, 1999. As of December 31, 1997, the Company wrote down its investment in FPAM by $38.0 million. As a result, the Company recognized a pretax gain of approximately $25.2 million ($20.5 million after taxes, or $.26 per share). The Company wrote down its remaining investment in FPAM to nominal value in the second quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview".

      In November 1995, Oxford acquired a 19% equity interest in St. Augustine Health Care, Inc. ("St. Augustine"), a Florida health maintenance organization. Oxford provided $14.3 million in equity and debt financing to St. Augustine. As part of the Company's decision to focus on its core markets of the New York Metropolitan Tri-State area, the Company reduced by $14.3 million the carrying value of its investment in St. Augustine as of December 31, 1997 and disposed of its fully reserved interest in St. Augustine in October 1998.

MARKETING AND SALES

      Oxford distributes its products through several different internal channels, including direct sales representatives, business representatives, inbound telemarketing representatives and executive account representatives as well as through external insurance agents, brokers and consultants.

      Internal Representatives

      The direct sales representatives sell the Company's traditional HMO programs, the Freedom Plan, the Liberty Plan, the PPO plans and the self-funded plans directly to employers. The direct sales force is organized into units in each of the Company's regions. Separate regional sales executives are responsible for each direct sales unit. The Company also maintains a Medicare sales force that sells directly to Medicare beneficiaries. The Company's marketing department develops television advertising, as well as direct mail advertising, targeted print advertisements and internally generated marketing publications for use by the direct sales force, the Medicare sales force and the independent brokers and agents.

      The Company maintains regional executive account representatives who work directly with employer groups exceeding 1,000 lives as well as accounts maintained by noncommissioned consultants. The Company also maintains staff that is responsible for business opportunities associated with inbound calls from prospective members and group accounts. Account managers responsible for servicing employer accounts sold directly or through a broker or agent are employed on a regional basis. These account managers are the principal administrative contact for employers and their benefit managers by, among other things, conducting on-site employee meetings and by providing reporting and troubleshooting services.

      Independent Insurance Agents and Brokers

      The primary distribution system for the group health insurance industry in the Company's service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 9,200 independent insurance agents and brokers as of December 31, 1998 (compared with 7,300 at the end of 1997) who are paid a commission on sales. The Company maintains regional broker business unit representatives who work directly with the independent agents and brokers. The independent insurance agents and brokers have been responsible for a significant portion of Oxford's Freedom Plan and Liberty Plan enrollment growth during their initial years, and the Company expects to continue using independent insurance agents and brokers in its marketing system in the future. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region. However, no assurance can be given that the Company will continue to be able to maintain as large a distribution system of independent insurance agents and brokers as it has in the past.

PHYSICIAN NETWORK

      The Company's HMO and point-of-service health care programs are designed around "primary care" physicians, who assume overall responsibility for the care of members, and determine or recommend the nature and extent of services provided to any given member. Primary care physicians provide preventive and routine medical care and are also responsible for making referrals to contracted specialist physicians, hospitals and other providers. Medical care provided directly by primary care physicians includes the treatment of illnesses not requiring referrals, as well as periodic physical examinations, routine immunizations, maternity and well child care and other preventive health services. Oxford also offers products that do not require referrals from primary care physicians.

      Oxford maintains a network of more than 47,000 providers that are under contract with the Company, with approximately 28,000 in New York, 12,000 in New Jersey and 7,000 in Connecticut. The Company also maintains a small network of providers to service its remaining Pennsylvania PPO business. The majority of Oxford's physicians have contracted individually and directly with Oxford, although Oxford also has contracts with hospitals, physician hospital organizations, individual practice associations and physician groups.

      Risk Sharing Groups

      In an effort to control increasing medical costs in its Medicare programs, the Company has entered into agreements pursuant to which it has transferred a substantial portion of the medical cost risk associated with the provision of covered services to providers in certain service areas where the Company had been experiencing substantial losses. Under these risk transfer arrangements, providers assume a substantial portion of the risk of increasing health care costs. The Company intends to pursue additional risk transfer agreements in certain of its other Medicare service areas. These arrangements give rise to regulatory issues and, among other risks and uncertainties involved in the implementation and operation of these contracts, the Company bears the risk of nonperformance or default by these providers. See "Legal Proceedings" for a description of site visits by HCFA during 1998 and the beginning of 1999.

      The Company entered into two risk-sharing arrangements in the third quarter of 1998, which became fully operational as of December 31, 1998. An agreement with North Shore-Long Island Jewish Health Systems covers approximately 34,400 members in certain New York counties as of December 31, 1998. An agreement with Heritage New Jersey Medical Group ("Heritage") covers all of the Company's approximately 17,600 members in New Jersey as of December 31, 1998. The Company and the risk sharing groups have experienced operational difficulties in implementing these transactions, including difficulties in timely payment of provider claims by the risk sharing groups. In addition, the New Jersey Department of Health and Senior Services has granted only a conditional approval of the New Jersey arrangement, and the New Jersey Department of Banking and Insurance has indicated that its final approval of the arrangement will be subject to the condition that certain aspects of the arrangements be modified. These modifications must be acceptable to the Company, Heritage and the regulatory authorities. The Company and the risk sharing groups have made progress in resolving the operational difficulties referred to above and will attempt to address the regulatory concerns raised;

however, no assurance can be given as to the outcome, and a failure of one of these arrangements could have a material adverse effect on the Company's results of operations.

      In 1993, the Company introduced the Private Practice Partnership program (the "Partnerships") to organize individual physicians into groups designed to promote efficient, quality care. The payment structure for the Partnerships involves a degree of risk sharing and certain incentive payments in an attempt to promote cost-effective, quality care. In 1996, the Company formed a specialty care management business to manage specialty medical costs in distinct specialties for certain diagnostic conditions. As part of the Turnaround Plan, in 1998 the Company assessed the cost to the Company of running these programs as well as the effect of new government regulations on such programs. As a result of this assessment, the Company closed its specialty care management business and by March 1, 1999 had reduced the number of risk-sharing Partnerships to seven.

      Physician Compensation

      Exclusive of the above described Partnerships and risk sharing arrangements for portions of the Company's Medicare program, certain other contractual services described below and a small number of individual physicians, Oxford currently compensates its participating physicians primarily based upon a fixed fee schedule, under which physicians receive payment for specific procedures and services. The Company's discounted, fee-for-service reimbursement program for participating physicians was designed to achieve delivery of cost-effective, quality health care by its physician network.

      The compensation arrangement under the Company's Medicare risk-sharing arrangements is based on allocating a fixed percentage of the premium received by the Company from HCFA on a per member per month basis without regard to the amount or scope of services rendered. These arrangements are subject to compliance with risk sharing regulations adopted by HCFA and the States of New York and New Jersey, which require disclosure and reinsurance for specified levels of risk sharing.

      Delays in payment of provider claims and claims payment errors by the Company during the last two years have created a significant number of provider complaints and a backlog in responding to such complaints. In addition, several medical societies have filed notices of arbitration against the Company to resolve claims related issues of member physicians. See "Legal Proceedings". The Company is presently pursuing resolution of these issues but is unable to predict whether these developments or adverse publicity concerning the Company will have an adverse effect on its relations with its network providers, or cause provider disenrollment. For a description of advances made by the Company to certain network providers, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      Hospital Arrangements

      The Company has contracts with over 200 hospitals in its New York, New Jersey and Connecticut service areas providing for inpatient and outpatient care to the Company's members at prices usually discounted from the hospital's billed charges. The Company believes that the rates in these contracts are generally competitive and, in many cases, revenue received from the Company represents a significant portion of the hospital's total revenue. Most of these contracts may be terminated after a specified notice period or have remaining terms of less than one year. In addition, there has been significant consolidation among hospitals in the Company's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, the Company has the risk that certain hospitals may seek higher rates and in connection therewith threaten to or, in fact, terminate their agreements with the Company. The Company is in the process of renegotiating several major hospital agreements. See "Cautionary Statement Regarding Forward - Looking Statements".

      Other Contracted Services

      The Company has entered into new long-term risk sharing contracts for pharmacy benefits management and laboratory services, effective January 1, 1999, and for radiology services which is expected to be effective April 15, 1999. These agreements are structured to provide significant savings to the Company compared to estimated cost increases for these services over the next several years. However, implementing these contracts involves various risks and operational challenges, and there can be no assurance that these contracts, if implemented, will be successful in reducing the Company's future costs. Moreover, cost savings under these contracts are achieved in certain instances through fee reductions, more rigorous utilization review and reductions in the size of the provider network, all of which may adversely affect member and provider satisfaction with the Company's benefit plans. See "Cautionary Statement Regarding Forward Looking Statements".

CONTROL OF HEALTH CARE COSTS

      Oxford's medical review program attempts to measure and, in some cases, influence inappropriate utilization of certain outpatient services, elective surgeries and hospitalizations provided to Oxford members. Under the medical review program, for many of Oxford's plans, physicians and members are obligated to contact Oxford prior to providing or receiving specified treatments. Utilizing standardized protocols on a procedure-specific basis, Oxford's staff of registered nurses and physicians may review the proposed treatment for consistency with established norms and standards.

      Oxford's outpatient cost control program is based on the primary care system of health care coordination, which promotes consistency and continuity in the delivery of health care. For most plans sold, each person who enrolls in an Oxford plan must select a participating primary care physician who serves as the manager of the member's total health care needs. Members generally see their primary care physician for routine and preventive medical services. The primary care physician either provides necessary services directly or authorizes referrals for specialist physicians, diagnostic tests and hospitalizations. Except in life-threatening situations, in order to receive the highest level of benefits, all elective hospitalizations must be authorized in advance by a member's primary care physician and must be delivered by providers who have contracted with Oxford. For out-of-network services, the member must obtain approval directly from Oxford in order to receive the highest level of benefits.

      In connection with its review of certain claims, the Company may compare the services rendered by its participating physicians to an independently developed pattern of treatment standards. This pattern of treatment analysis may allow the Company to identify procedures that were not consistent with a patient's diagnoses, as well as billing abuses and irregularities. Separate claims auditing systems are utilized for certain hospital diagnosis related group payments and other surgical payments. Oxford utilizes a hospital bill audit program which has yielded savings with respect to hospital claims, through pricing reviews, medical chart audits and on-site hospital reviews. Oxford's claim auditing program includes a computer program that also seeks to identify aberrant physician billing practices, and helps isolate specific physicians who are not practicing and billing in a manner consistent with Oxford's health care philosophy. In addition, the Company maintains management information systems which help identify aberrant medical care costs. Not all cost control procedures are applied to all claims, depending on the size and type of claim, existing claim backlogs and other factors. In addition, regulatory considerations, the threat of litigation or liability concerns, operational and systems issues and arrangements with hospitals and physicians may limit the Company's ability to apply all available cost control measures. See "Legal Proceedings".

STATUS OF INFORMATION SYSTEMS

      In September 1996, the Company converted a significant part of its business operations to a new computer operating system developed at Oxford. From September 1996, most business functions at the Company were operated on the new system, with the exception of the processing of claims, which continued to operate on the previous system. Since the conversion, the Company must operate both systems and reconcile the two systems on an ongoing basis by a process known as "backbridging".

      Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing accuracy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company implemented a number of systems and operational improvements during 1996, 1997 and 1998 in an effort to improve claims turnaround times and claims backlogs and claims and billing errors. However, the backbridging process continues to create issues relating to transfer of data, which continues to cause delays for certain claims, and there have been delays in delivering all needed functionality under the new system. Moreover, the Company's claims turnaround times and accuracy still need improvement to reach acceptable levels. The Company is continuing to seek improvements in the processes referred to above and to add needed functionality.

      The Company has undertaken a review of its information systems needs and capabilities. As a result of this review, the Company has decided to continue operations on its current claims processing systems and continue to work on requisite modifications and enhancements.

      Although the Company made certain modifications and enhancements to attempt to improve systems controls and processing efficiencies during 1998, the Company continues to review its long-term information system strategy. The Company's resources are currently focused on (i) Year 2000 readiness, (ii) making requisite modifications and enhancements to the existing information systems and (iii) establishing improved performance and management information.

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

      For information as to the Company's "Year 2000" readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Year 2000 Readiness".

QUALITY MANAGEMENT

      The majority of Oxford's physicians in its commercial and Medicare rosters are board certified in their specialty (by passing certifying examinations in the specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. Board certification is one of the few objective measures of a physician's expertise. Additionally, Oxford has a credentialing procedure that consists of: primary verification of all credentials; query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges; and on-site office evaluation to determine compliance with Oxford standards. Oxford also periodically recredentials all providers. The recredentialing review consists of repeating the initial credentialing process as well as a review of the provider's practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the provider, utilization patterns and the provider's compliance with Oxford's administrative protocols.

      The Company's physician contracts require adherence to Oxford's Quality Assurance and Utilization Review Programs. Oxford's Quality Management Committees, which are composed of physicians from within Oxford's network of providers, advise the Company's Chief Medical Officer concerning the development of credentialing and other medical criteria. The committees also provide oversight of Oxford's Quality Management and Utilization Management Programs through peer review and ongoing review of performance indicators.

      The Company seeks to evaluate the quality and appropriateness of medical services provided to its members by performing member and physician satisfaction studies. The Company conducts on-site review of medical records at selected physician offices facilitating retrieval of statistical information which allows for problem resolution in the event of member or physician complaints and for retrieval of data when conducting focused studies.

      In September 1998, the National Committee on Quality Assurance ("NCQA") changed the status of the NCQA accreditation of the Company's principal health care subsidiaries to provisional, primarily as a consequence of the well-publicized systems, operational and financial difficulties experienced by the Company and the results of an interim review conducted by NCQA staff. In February 1999, NCQA conducted its regular periodic review of the Company's accreditation which is scheduled to expire in May 1999. There can be no assurance that the Company's accreditation will be renewed or that the Company will achieve the same level of accreditation previously held. An adverse decision by NCQA could adversely affect sales and renewals of commercial group and other business.

RISK MANAGEMENT

      The Company limits, in part, the risk of catastrophic losses by maintaining high deductible reinsurance coverage. The Company's operating subsidiaries also maintain insolvency coverage as required by the states in which they do business.

      The Company also maintains general liability, property, employee fidelity, directors and officers, and professional liability insurance coverage in amounts the Company deems prudent. The Company requires contracting physicians, physician groups and hospitals to maintain professional liability and malpractice insurance in an amount consistent with industry standards.

GOVERNMENT REGULATION

      The Company's HMO subsidiaries are subject to substantial federal and state government regulation. The Company's New York domiciled insurance subsidiary, OHI, is subject to regulation by the New York State Insurance Department. In addition, OHI is currently subject to regulation as a foreign insurer by New Jersey, Pennsylvania, New Hampshire, Florida and Connecticut.

      Federal Regulation

      One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMOs and competitive medical plans ("CMPs"), and prescribes the manner in which such HMOs and CMPs must be organized and operated in order to maintain federal qualification and/or to be eligible to enter into Medicare contracts with the federal government. Oxford NY, Oxford NJ and Oxford CT are qualified CMPs under HCFA's requirements. In order to maintain this status, Oxford NY, Oxford NJ and Oxford CT must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law.

      The Company's health plans that have Medicare contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by HCFA, a branch of the United States Department of Health and Human Services. HCFA has the right to audit health plans operating under Medicare contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's Medicare members. Health plans that offer a Medicare product must also comply with requirements established by peer review organizations ("PROs"), which are organizations under contract with HCFA to monitor the quality of health care received by Medicare members. PRO requirements relate to quality assurance and utilization review procedures. In November 1998, prior to awarding Medicare contracts to health plans for calendar year 1999, HCFA conducted audits of Medicare applicants, including the Company. The Company's operations were found to be qualified to enter into the Medicare contracts. For a description of a recent site examination by HCFA, see "Legal Proceedings".

      In 1996, HCFA promulgated regulations that prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to Medicare beneficiaries. These regulations impose reinsurance, disclosure and other requirements relating to physician incentive plans that place physicians participating in a Medicare plan at substantial financial risk. In 1997, New York and New Jersey implemented similar regulations applicable to the Company's commercial members. The Company's ability to maintain compliance with these rules and regulations depends, in part, on its receipt of timely and accurate information from its providers.

      Other Federal laws which govern the Company's operations include the Federal Health Insurance Portability and Accountability Act of 1996 ("HIPA") and the Mental Health Parity Act of 1996 ("MHPA"). HIPA (i) ensures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantees availability of health insurance to employees in the small group market and
(iii) prevents exclusion of individuals from coverage under group plans based on health status. The provisions of HIPA became effective beginning July 1, 1997. Similar state law provisions in New York limit preexisting condition exclusions for new group and individual enrollees who had continuous prior coverage and require issuance of group coverage to small group employers. MHPA applies to group health plans and health insurance issuers and became effective for plan years beginning on or after January 1, 1998. MHPA prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. MHPA's requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements.

      The Company also administers self-funded plans that are governed by the Employee Retirement Income Security Act of 1974 ("ERISA") and is subject to requirements imposed on ERISA fiduciaries. The U.S. Department of Labor is engaged in an ongoing ERISA enforcement program which may result in additional constraints on how ERISA-governed benefit plans conduct their activities. There have been recent legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations are enacted, they might increase the Company's exposure under state law claims that relate to self-funded plans administered by the Company and may permit greater state regulation of other aspects of those business operations.

      State Regulation

      Oxford's HMO subsidiaries are licensed to operate as HMOs by the insurance departments, and, in some cases, health departments, in the states in which they operate. Applicable state statutes and regulations require Oxford's HMO subsidiaries to file periodic reports with the relevant state agencies and contain requirements relating to the operation of HMOs, the rates and benefits applicable to products and financial condition and practices. In addition, state regulations require the Company's HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company. For a description of regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". State regulatory authorities exercise oversight regarding the Company's HMOs' provider networks, medical care delivery and quality assurance programs, form contracts, including risk sharing contracts, and financial condition. The Company's HMOs are also subject to periodic examination by the relevant state regulatory authorities. For a description of recent examinations, see "Legal Proceedings".

      In 1997 and 1998, New Jersey, Connecticut and New York all implemented significant pieces of legislation relating to managed care plans which contain provisions relating, among other things, to consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, state funding pools, prompt payment and provider contract requirements.

      OHI is an accident and health insurance company licensed by the New York State Insurance Department and licensed as a foreign insurer by the insurance departments of New Jersey, Pennsylvania, New Hampshire, Florida and Connecticut. Applicable state laws and regulations contain requirements relating to OHI's financial condition, reserve requirements, premium rates, form contracts, and the periodic filing of reports with the applicable insurance departments. OHI's affairs and operations are also subject to periodic examination by the applicable departments. For a description of recent examinations, see "Legal Proceedings".

      Certain state regulations require that HMOs utilize standard "community rates" in determining HMO premiums. Such community rates are generally revised annually by the HMO and, in most cases, must be approved in advance by the applicable state insurance department. The methodology employed in determining premiums for the Company's Freedom Plan products utilizing an HMO must also be approved in advance by the applicable state insurance department and combine the relevant community rate with traditional indemnity insurance rating criteria. The Company's ability to increase rates on its products is, in certain instances, subject to prior approval of state insurance departments, which may or may not be granted. For a description of certain regulatory issues relating to the Company's rates, see "Legal Proceedings - State Insurance Departments".

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

      Applicable New York statutes and regulations require the prior approval of the New York State Commissioner of Health and the New York State Superintendent of Insurance for any change of control of Oxford NY or the

Company and the prior approval of the New York State Superintendent of Insurance for any change of control of OHI or the Company. Similar laws in other states where the Company does business require insurance department approval of any change in control of the Company or the relevant subsidiary. For purposes of these statutes and regulations, generally "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity. Therefore, prior approval is required for any person to acquire the power to vote 10% or more of the voting securities of the Company. Applications for approval of TPG's investment in the Company were filed with and approved by the appropriate regulatory authorities in New York, New Jersey, Connecticut, Pennsylvania, New Hampshire, Florida and Illinois prior to completing the investment pursuant to the Investment Agreement. See "Business
- Recent Developments".

      Recent Regulatory Developments

      State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford's HMO and insurance subsidiaries. In 1997, the Clinton Administration and Congressional leadership reached an agreement on legislation aimed at balancing the federal budget, which includes provisions for $115 billion in savings from Medicare programs over the next five years, exclusive of the user fee described below. This agreement was enacted into law as the Balanced Budget Act of 1997 (the "1997 Act"). The 1997 Act changes the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas. However, the legislation includes provision for a minimum increase of 2% annually in Medicare reimbursement for the next five years exclusive of the user fee described below. The legislation also provides for expedited licensure of provider-sponsored Medicare plans and a repeal in 1999 of the rule requiring health plans to have one commercial enrollee for each Medicare enrollee. This legislation also requires that health plans serving Medicare beneficiaries make medically necessary care available 24 hours a day, provide emergency coverage a "prudent lay person" would deem necessary and provide grievance and appeal procedures and prohibits such plans from restricting providers' advice concerning medical care. Effective January 1, 1999, HCFA issued Medicare regulations, the interim Quality Improvement System for Managed Care, and supplemental policies to implement the 1997 Act and the Medicare program. The new regulations and guidelines add requirements applicable to Medicare providers and enrollees in the areas of provider contracting, quality assurance, utilization management, grievances and appeals. These changes could have the effect of increasing competition in the Medicare market and are expected to increase the Company's costs of administering its Medicare plans.

      In 1998, the Company received a 2% increase in Medicare premiums, minus the user fee assessment of 0.428% of the Company's gross monthly Medicare premium. The user fee is applied to all Medicare contractors by HCFA to cover HCFA's costs relating to beneficiary enrollment, dissemination of information and certain counseling and assistance programs. On March 2, 1998, HCFA announced a 2% increase in premiums in 1999 for all Medicare plans in the Company's service areas minus the user fee which is 0.355% for 1999. However, the user fee for 2000 has not been determined and may increase since the Clinton Administration is seeking legislation authorizing it to collect additional funds. Under the authority provided by the 1997 Act, HCFA has begun to collect hospital encounter data from Medicare contractors. The data is being used to develop and implement a new risk adjustment mechanism by January 1, 2000. On January 15, 1999, HCFA gave advance notice to Medicare plans detailing the risk adjustment mechanism (the "Mechanism"). Currently, HCFA intends to phase in the Mechanism over five years as follows: 10% in 2000; 30% in 2001; 55% in 2002; 80% in 2003; and 100% in 2004. Although the Mechanism will impact each Medicare plan differently, HCFA projected that, overall, the Mechanism will reduce payments to Medicare plans by 7.6% or $11 billion over the five year phase-in period. Because of the phase-in schedule and the minimum 2% increase, HCFA estimates that no Medicare plan will receive a reduction in total payments in 2000 compared to 1999. On March 1, 1999, HCFA announced the county by county payment rates and the final details of the Mechanism and other information necessary to ensure that Medicare plans may recalculate their final county rates for 2000. As a result thereof, the Company anticipates a 2% increase in Medicare premium rates in 1999. Although it is likely that reimbursement rates will be adversely affected by the Mechanism and the 1997 Act, the Company cannot predict the ultimate impact that the Mechanism and the 1997 Act will have on its Medicare business and results of operations in future periods. In addition, Congressional leaders have indicated an interest in reviewing the impact of the Mechanism and the 1997 Act on Medicare plans and on the success of the Medicare program in general. As result of this review, Congress may further change the Mechanism and other Medicare payment methodologies.

      President Clinton has proposed expanding Medicare coverage to individuals between the ages of 55 and 64. There is significant opposition to his proposal, and the Company cannot predict the outcome of the legislative process or the impact of the proposal on the Company's results of operations. In addition, long-term structural changes to the Medicare program are currently being considered by Congress and the administration in the aftermath of the failure of the National Bipartisan Commission on the Future of Medicare to reach a consensus on recommended changes to the Medicare program.

      Other recent enacted federal laws include the Women's Health and Cancer Rights Act of 1998 ("WHCRA") and the Newborn's and Mothers' Health Protection Act of 1996 ("NMHPA"). WHCRA became effective on October 21, 1998. This act amended existing federal law (ERISA and the Public Health Service Act) to require health insurance carriers of group and individual commercial policies that cover mastectomies to cover reconstructive surgery or related services following a mastectomy. Oxford already offers this benefit to its commercial members in New York, New Jersey and Connecticut. NMHPA, which applies to group and individual health plans and to health insurance issuers, became effective for plan years beginning on or after January 1, 1998. Consistent with many state law requirements, NMHPA prohibits group health plans and health insurance issuers from restricting benefits for a mother's or newborn child's hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery and to less than 96 hours for a cesarean section. Only limited authorization and precertification requirements may be imposed for these mandatory minimum hospital stays. Interim rules implementing the changes made by NMHPA went into effect January 1, 1999.

      New York State has recently passed several pieces of legislation which affect the Company's business. Effective January 22, 1998, New York implemented prompt payment requirements which require health plans to pay clean claims within 45 days of receipt and to pay interest on delayed claims at a rate of 12% per annum commencing on the forty-sixth day after a clean claim is received by the plan. See "Legal Proceedings - State Insurance Departments". Effective January 1, 1998, New York passed legislation mandating coverage of chiropractic benefits. Effective July 1, 1999, New York State will implement an independent external appeal process for members who have been denied coverage of health care services based on a determination by the plan that the service is not medically necessary or such service is experimental or investigational. The effect of this new regulation on the Company cannot be predicted at this time. The graduate medical education and bad debt and charity care assessments authorized by the New York Health Care Reform Act expires on December 31, 1999. The New York legislature may reauthorize these assessments during the 1999 legislative session. However, if such assessments are reauthorized, the Company cannot predict whether these assessments will increase or decrease from their prior levels.

      On January 21, 1999 the New Jersey State legislature passed prompt pay legislation which requires insurers to pay all electronic claims within the earlier of 30 days or the time prescribed by HCFA for Medicare plans. Paper claims are required to be paid within 40 days of receipt. In addition, separate legislation concerning prompt pay enforcement passed the New Jersey State legislature in February 1999. This legislation, if enacted, will require health plans to give providers, upon request, a monthly statement showing the paper claims received from that provider during the previous nine months. This legislation, if enacted, also will require the State to fine health plans $10,000 for rejecting or not paying an unreasonably large or disproportionate number of eligible claims and for not paying the previously described interest. Legislation has also been proposed in New Jersey that would increase statutory capital requirements and require health plans to contribute to a guaranty fund. The Company cannot predict the impact that this legislation will have on its operations or financial condition.

      Over the past several years there has been significant public controversy surrounding alleged abuses by managed care plans and widely publicized instances where care or payment for care has allegedly been inappropriately withheld or delayed. This has led to significant public and political support for reform of managed care regulation. The U.S. Congress and each of the states in which Oxford operates are currently considering regulations or legislation relating to mandatory benefits (such as mental health), provider compensation arrangements, health plan liability to members who do not receive appropriate care, disclosure and composition of physician networks, and Congress is considering significant changes to the Medicare program, including changes which could significantly reduce reimbursement to HMOs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". In recent years, bills have been introduced in the legislature in

New York, New Jersey and Connecticut including some form of the so-called "Any Willing Provider" initiative which would require HMOs, such as the Company's HMO subsidiaries, to allow any physician meeting their credentialing criteria to join their physician network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, impose health plan liability to members who do not receive appropriate care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage) and limit the ability to manage care. If enacted, certain of these proposals could have an adverse effect on the Company.

      Recently enacted legislation and the proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses and reduce Medicare reimbursement rates and otherwise adversely affect the Company's business, results of operations and financial condition. See "Cautionary Statement Regarding Forward - Looking Statements - Government Regulation - Reimbursement".

COMPETITION

      HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, and indemnity insurance carriers, some of which have substantially larger enrollments and greater financial resources than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna U.S. Healthcare Inc., UnitedHealth Group and Blue Cross/Blue Shield. These competitors have large enrollment in the Company's service areas and, in some cases, greater financial resources than the Company. Aetna U.S. Healthcare, Inc. has announced an agreement to acquire the health plan business of The Prudential Insurance Company, and additional consolidation of competitors is likely. Additional competitors may enter the Company's markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of Oxford's competitors have set premium rates at levels below Oxford's rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive. Recent developments concerning the Company may also adversely affect the Company's ability to compete for commercial group business and Medicare members.

      To address rising health care costs, some large employer groups have consolidated their health benefits programs and have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include traditional indemnity insurance plans, HMOs, point-of-service plans, and PPO plans, may be provided by third parties or may be self-funded by the employer. Point-of-service plans have gained favor with some employer groups because they allow for the consolidation of health benefit programs. The Company believes that employers will seek to offer health plans, similar to the Company's Freedom and Liberty Plans, that provide for "in plan" and "out-of-plan" options while encouraging members to use the most cost-effective form of health care services through, among other things, increased copayments, deductibles and coinsurance. Although the Company's point-of-service products, the Freedom Plan and Liberty Plan, offer this alternative to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

      The Company also competes with other health plans, including hospital systems, to contract with physicians and other providers. Recent developments concerning the Company may adversely affect its ability to compete for such contracts.

EMPLOYEES

      At December 31, 1998, the Company had approximately 5,000 full-time employees, none of whom is represented by a labor union.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity at the parent company, future health care and administrative costs, future premium rates for commercial and Medicare business, the employer renewal process, future growth of membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical-loss ratio levels, future claims payment, service performance and other operations matters, the Company's information systems and readiness for Year 2000, proposed efforts to control health care and administrative costs, future dispositions of certain businesses and assets, future provider payment and risk-sharing agreements with health care providers, the Turnaround Plan, future enrollment levels, future government regulation and relations and the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

      Net losses; restructuring and unusual charges

      The Company incurred net losses attributable to common stock of $291 million in 1997 and $624 million in 1998 and may incur additional losses in 1999, the extent of which cannot be predicted at this time. As a result of losses at certain of its HMO and insurance subsidiaries in 1997 and 1998, the Company has had to make capital contributions to these subsidiaries and expects that additional capital contributions will be required to be made by the Company in 1999. The Company has also made significant additions to its reserves for medical claims and experienced significant levels of retroactive member and group terminations as well as difficulties with collection of premium receivables.

      A significant portion of the loss incurred by the Company in 1998 was associated with restructuring and unusual charges relating to the Company's Turnaround Plan. These restructuring and unusual charges are based on estimates of the anticipated costs to the Company of taking the actions contemplated by the Turnaround Plan, including disposition of certain businesses and assets. There can be no assurance that these estimates correctly reflect the ultimate costs which the Company will incur in implementing the Turnaround Plan.

      The Company's ability to control net losses depends, to a large extent, on the success of its Turnaround Plan, which includes focusing on core commercial and Medicare markets and disposing of or restructuring noncore businesses, reducing administrative costs, reducing payments to health care providers, completing and operationalizing risk transfer and other provider arrangements, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums, improving service levels and strengthening operations. There can be no assurance that the Turnaround Plan will be implemented in the manner described herein, or that it will be successful or that other efforts by the Company to control net losses will be successful. Furthermore, despite the Company's efforts to the contrary, implementation of the Turnaround Plan could adversely affect members and employer groups, or physicians, hospitals and other health care providers and ultimately sales and renewals of the Company's health plans. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's membership, operations and financial results, including ongoing financial losses.

      Inability to control, and unpredictability of, health care costs

      Oxford's future results of operations depend, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford's ability to control such costs may be affected by various factors, including: new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, increases in unit costs paid to providers, major epidemics, catastrophes, inability to establish acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including higher out-of-network utilization under point of service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

      Medical costs payable in Oxford's financial statements include reserves for incurred but not reported or paid claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment affect the Company's ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

      The effect of high administrative costs on results

      In 1999, the Company expects that results will continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations and service levels and address systems issues, including those related to Year 2000 readiness. Although a key element of the Company's Turnaround Plan is a reduction in administrative expenses, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1999 and beyond which could have a significant impact on administrative costs. Further, the Company has been adversely affected by high administrative costs in connection with increased levels of employee attrition over the last several quarters, and there can be no assurance that the Company will not continue to experience such attrition in 1999.

      Changes in laws and regulations could adversely impact operations, financial condition and prospects

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

      In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum, effective January 1998, and that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1999. State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, all of which would apply to the Company. In addition, Congress is considering significant changes to Medicare legislation and has in the past considered, and may in the future consider, proposals relating to health care reform. Changes in federal and state laws or regulations, if enacted, could increase health care costs and administrative expenses, and reductions could be made in Medicare reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations but such legislation and regulations, particularly in New York where much of the Company's business is located, could have a material adverse impact on the Company's operations, financial condition and prospects.

      Premiums for Oxford's Medicare programs are determined through formulas established by HCFA for Oxford's Medicare contracts. Federal legislation enacted in 1997 provides for future adjustment of Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium reductions, or premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford's Medicare members in such region, could adversely affect Oxford's results of operations. Risk transfer provider agreements entered into by Oxford could be adversely affected by regulatory actions or by the failure of the providers to comply with the terms of such agreements. Such agreements could also have an adverse effect on the Company's membership or its relationship with its other providers. Oxford's Medicare programs are subject to certain additional risks compared to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups. Further, there can be no assurance that the Company will be successful in completing or operationalizing such risk transfer and other provider arrangements. See "Business - Government Regulation" and "Legal Proceedings".

      Service and systems infrastructure problems caused by rapid growth

      The Company experienced rapid growth in its business and in its staff since it began operations in 1986 through 1997. The Company has and will continue to be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its operations. In September 1996, the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company does not intend to promote significant membership or revenue growth in 1999 because the Company's priority in 1999 will continue to be to attempt to strengthen its service and systems infrastructure, reduce medical and administrative spending and increase premium rates. No assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems, high levels of medical and administrative spending and difficulties in obtaining premium rate increases in 1999 and beyond. In addition, the Company has experienced attrition of its Medicare and commercial business in 1998 and there can be no assurance that the Company will be successful in the future in promoting membership growth and will not continue to experience membership attrition.

      Health care provider network

      The Company is subject to the risk of disruption in its health care provider network, including termination by the physicians, hospitals and other health care providers that comprise the network of their relationships with the Company. Such a disruption could have a material adverse effect on the Company's ability to market its products and service its membership. Furthermore, the effect of mergers and consolidations of health care providers in the Company's service areas could enhance the combined entity's bargaining power with respect to demands for higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

      Management of information systems

      There can be no assurance that the Company will be successful in mitigating the existing system problems that have resulted in payment delays and claims processing errors, in developing processes and systems to support its operations and in improving its service levels. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing processes and systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future. See "Status of Information Systems".

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

      Recent events and related publicity

      Events at the Company over the course of the last two years have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network, the employer renewal process and future enrollment in the Company's health benefit plans.

      Collectibility of advances

   As part of its attempts to ameliorate delays in processing claims for payment in 1997, the Company advanced approximately $276 million to providers pending the Company's disposition of claims for payment. As of December 31, 1998, approximately $139.5 million, net of allowances, remained outstanding. See "Management's Discussion Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources". The NYSID is requiring the Company to obtain written acknowledgments of such advances from recipients of advances, and the New Jersey Department of Banking and Insurance is requiring the Company to provide certain collateral for repayment of the advances by setting aside in trust at the parent company funds equal to the admitted portions of the advances on the New Jersey subsidiary's statutory financial statements. If the Company is unable to receive written acknowledgments or fails to provide such collateral there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may be required to make additional capital contributions to compensate for any impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

   Concentration of business

   The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's revenue under its contracts with HCFA represented 21.9% of its premium revenue earned during 1998.

ITEM 2. PROPERTIES

      Summarized in the table below are the Company's lease commitments for office space as of December 31, 1998.

                                                  EARLIEST          CURRENT
                                 TYPE OF         TERMINATION         SQUARE
         LOCATION                 SPACE             DATE              FEET
--------------------------------------------------------------------------------
White Plains, NY             Sales/Admin         November-00         363,000 (1)
Trumbull, CT                 Administrative      October-04          238,000
Norwalk, CT                  HQ/Admin            February-01         182,000 (1)
Edison, NJ                   Sales/Admin         March-02            127,000
Nashua, NH                   Administrative      June-04             127,000 (2)
Hooksett, NH                 Administrative      November-02         121,000
Trumbull, CT                 Administrative      April-02            115,000
Milford, CT                  Administrative      January-99           95,000
Milford, CT                  Administrative      February-02          89,000
Hidden River, FL             Administrative      January-04           76,000
Philadelphia,  PA            Sales/Admin         April-05             58,000
Nashua, NH                   Administrative      June-00              53,000
New York City                Sales/Admin         July-05              43,000 (1)
Woodbridge, NJ               Administrative      November-07          43,000 (2)
Melville, Long Island, NY    Sales/Admin         June-02              39,000 (1)
Edison, NJ                   Administrative      April-01             36,000 (1)
Rosemont, IL                 Sales/Admin         April-05             31,000
Mullingar, Ireland           Administrative      September-02         22,000
Chinatown, NYC               Sales/Admin         May-00               13,000
Chicago, IL                  Administrative      December-00          13,000
Sarasota, FL                 Administrative      March-98             10,000
Bronx, NY                    Clinical            November-01           8,000 (1)
Rocky Hill, CT               Sales/Admin         April-99              6,000
Philadelphia,  PA            Administrative      May-98                5,000 (1)
Queens, NY                   Clinical            December-98           4,000 (1)
                                                                  ==========
                                                                   1,917,000
                                                                  ==========

(1) The Company expects that the square footage of these properties will be reduced in 1999 as a result of continued consolidation efforts pursuant to the Company's Turnaround Plan.

(2) The Company expects that the square footage of these properties will be increased slightly in 1999 as a result of consolidations with respect to other properties pursuant to the Company's Turnaround Plan.

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

      The complaints in these lawsuits purport to be class actions on behalf of purchasers of Oxford's securities during varying periods beginning on February 6, 1996 through December 9, 1997. The complaints generally allege that defendants violated Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder by making false and misleading statements and by failing to disclose certain allegedly material information regarding changes in Oxford's computer system, and the Company's membership enrollment, revenues, medical expenses, and ability to collect on its accounts receivable. Certain of the complaints also assert claims against the individual defendants alleging violations of Section 20(a) of the Exchange Act and claims against all of the defendants for negligent misrepresentation. The complaints also allege that in violation of Section 20A of the Exchange Act certain of the individual defendants disposed of Oxford's common stock while the price of that stock was artificially inflated by allegedly false and misleading statements and omissions. The complaints seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

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

      On October 2, 1998, the co-lead plaintiffs filed a consolidated amended complaint ("Amended Complaint") in the securities class actions. The Amended Complaint (which has since been further amended by stipulation) names as defendants Oxford, Oxford Health Plans (NY), Inc., KPMG LLP (which was Oxford's outside independent auditor during 1996 and 1997) and several current or former Oxford directors and officers (Stephen F. Wiggins, William M. Sullivan, Andrew
B. Cassidy, Brendan R. Shanahan, Benjamin H. Safirstein, Robert M. Smoler, Robert B. Milligan, David A. Finkel, Jeffery H. Boyd, and Thomas A. Travers). The Amended Complaint purports to be brought on behalf of purchasers of Oxford's common stock during the period from November 6, 1996 through December 9, 1997 ("Class Period"), purchasers of Oxford call options or sellers of Oxford put options during the Class Period and on behalf of persons who, during the Class Period, purchased Oxford's securities contemporaneously with sales of Oxford's securities by one or more of the individual defendants. The Amended Complaint alleges that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in Oxford's computer system and the Company's membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable. The Amended Complaint also asserts claims against the individual defendants alleging "controlling person" liability under Section 20(a) of the Exchange Act. The Amended complaint also alleges violations of Section 20A of the Exchange Act by virtue of the individual defendants' sales of shares of Oxford's common stock while the price of that common stock was allegedly artificially inflated by allegedly false and misleading statements and omissions. The Amended Complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

      On December 18, 1998, Oxford and the individual defendants moved to dismiss the Amended Complaint on the grounds that: (1) plaintiffs have failed to allege with particularity, as required by the Private Securities Litigation Reform Act of 1995 (the "PSLRA") and Rule 9(b) of the Federal Rules of Civil Procedure, that any of the defendants acted with scienter; (2) plaintiffs cannot premise their securities fraud claims on allegations of mismanagement; (3) plaintiffs have failed, as required by the PSLRA and Rule 9(b), to specify the particular facts on which they base their allegations on "information and belief"; (4) none of the misstatements or omissions alleged in the Amended Complaint are actionable under the federal securities law; (5) the individual defendants cannot be liable under the federal securities laws for alleged misstatements that they did not make; (6) no basis exists for "controlling person" liability under Section 20(a) of the Exchange Act; and (7) no basis exists for illegal insider trading liability under Section 20A of the Exchange Act. Briefing on the motion to dismiss is scheduled to be completed on April 2, 1999.

      The State Board of Administration of Florida (the "SBAF") has stipulated that, in the action brought by it individually (the "SBAF Action"), it will be bound by the dismissal of any claims it has that are asserted in the Amended Complaint. In addition, the parties have stipulated, and Judge Brieant has ordered, that SBAF may file an amended complaint ("Amended SBAF Complaint") within thirty (30) days after Judge Brieant rules on Oxford's and the individual defendants' motion to dismiss the class actions. The Amended SBAF Complaint likely will assert claims similar to those asserted in the Amended Complaint in the purported class actions (see above).

The Amended SBAF Complaint may also assert claims against all of the defendants alleging: (i) violations of Section 18(a) of the Exchange Act, by virtue of alleged false and misleading information disseminated in the 10-K report Oxford filed for the year ended December 31, 1996; (ii) violations of the Florida Blue Sky laws; and (iii) common law fraud and negligent misrepresentation. The Amended SBAF Complaint likely will seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. Defendants intend to move to dismiss the SBAF Action, to the extent it includes claims not precluded by Judge Brieant's decision on the motions to dismiss the Amended Complaint. Pursuant to a stipulation so-ordered by Judge Brieant, such a motion is to be filed within sixty days after the later of either a ruling on Oxford's and the individual defendants' motion to dismiss the securities class actions or the serving upon Oxford of the Amended SBAF Complaint.

      The outcomes of these actions cannot be predicted at this time, although the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

      SHAREHOLDER DERIVATIVE LITIGATION

      As previously reported by the Company, in the months following the October 27, 1997 decline in the price per share of the Company's common stock, ten purported shareholder derivative actions were commenced on behalf of the Company in Connecticut Superior Court (the "Connecticut derivative actions") and in the United States District Courts for the Southern District of New York and the District of Connecticut (the "federal derivative actions") against the Company's directors and certain of its officers (and the Company itself as a nominal defendant).

      These derivative complaints generally alleged that defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes in Oxford's computer system, by failing to design and to implement adequate financial controls and information systems for the Company, and by making misrepresentations concerning Oxford's membership enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The complaints further allege that certain of the defendants breached their fiduciary obligations to the Company by disposing of Oxford common stock while the price of that common stock was artificially inflated by their alleged misstatements and omissions. The complaints seek unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. None of the plaintiffs has made a demand on the Company's Board of Directors that Oxford pursue the causes of action alleged in the complaint. Each complaint alleges that plaintiff's duty to make such a demand was excused by the directors' alleged conflict of interest with respect to the matters alleged therein.

      The purported shareholder derivative actions commenced in Connecticut Superior Court are Reich v. Wiggins, et al., No. CV 97-485145 (filed on or about Dec. 12, 1997); Gorelkin v. Wiggins, et al., No. CV98-0163665 S (filed on or about Dec. 24, 1997); and Kellmer v. Wiggins, et al., No. CV 98-0163664 S HAS (filed on or about Jan. 28, 1998).

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

      In March 1998, Oxford and certain of the individual defendants moved to dismiss or, alternatively, to stay the Connecticut derivative actions. Since then, the parties to the Connecticut derivative actions have stipulated, under certain conditions, to hold all pretrial proceedings in those actions in abeyance during the pretrial proceedings in the federal derivative actions, and to allow the plaintiffs in the Connecticut derivative actions to participate to a limited extent in any discovery that is ultimately ordered in the federal derivative actions.

Stipulations memorializing this agreement have been entered in the Connecticut derivative actions. On February 19, 1999, Judge Brieant entered an order in the federal derivative actions permitting the plaintiffs in the Connecticut derivative actions to participate to a limited extent in any discovery that ultimately occurs in the federal derivative actions.

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

      The parties to the federal derivative actions have agreed to suspend discovery in those actions until the filing of a consolidated amended derivative complaint in those actions and during the pendency of any motion to dismiss or to stay the federal derivative actions or the securities class actions. A stipulation memorializing this agreement, consolidating the federal derivative actions under the caption In re Oxford Health Plans, Inc. Derivative Litigation, MDL-1222-D, and appointing lead counsel for the federal derivative plaintiffs, was entered and so ordered by Judge Brieant on September 26, 1998.

      On October 2, 1998, the federal derivative plaintiffs filed an amended complaint. On January 29, 1999, the plaintiffs filed a second amended derivative complaint (the "Amended Derivative Complaint"). The Amended Derivative Complaint names as defendants certain of Oxford's directors and a former director (Stephen
F. Wiggins, James B. Adamson, Robert B. Milligan, Fred F. Nazem, Marcia J. Radosevich, Benjamin H. Safirstein and Thomas A. Scully) and the Company's former auditors KPMG LLP, together with the Company itself as a nominal defendant. The Amended Derivative Complaint alleges that the individual defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes to Oxford's computer system, by failing to design and implement adequate financial controls and information systems for the Company and by making misrepresentations concerning Oxford's membership, enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The Amended Derivative Complaint further alleges that certain of the individual defendants breached their fiduciary obligations to the Company by selling shares of Oxford common stock while the price of the common stock was allegedly artificially inflated by their alleged misstatements and omissions. The Amended Derivative Complaint seeks declaratory relief, unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. No demand has been made upon the Company's Board of Directors that Oxford pursue the causes of action alleged in the Amended Derivative Complaint. The Amended Derivative Complaint alleges that the federal derivative plaintiffs' duty to make such a demand was excused by the individual defendants' alleged conflict of interest with respect to the matters alleged therein.

      Pursuant to stipulations entered into and filed by the parties and expected to be so ordered by Judge Brieant, defendants must answer, move or otherwise respond to the Amended Derivative Complaint on or before March 15, 1999. These stipulations further provide that proceedings in the federal derivative actions are stayed in all respects until March 15, 1999 (and during the pendency of any motion to dismiss those actions), unless any of the parties provides written notice of their desire to terminate this stay, in which case defendants shall have sixty (60) days from such notice to answer, move to dismiss the Amended Derivative Complaint or, in the alternative, to stay the federal derivative actions pending resolution of the securities class actions (see above).

      Although the outcome of the federal and Connecticut derivative actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints.

      STATE INSURANCE DEPARTMENTS

      On August 10, 1998, the New York State Insurance Department ("NYSID") completed its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. In the Reports on Examination (the "Reports") the NYSID, based on information available through July 1998, determined that certain assets on the December 31, 1997 balance sheets of the Company's New York subsidiaries should not be admitted for statutory reporting purposes and NYSID actuaries recorded additional reserves totaling approximately $81.3 million for both subsidiaries on the balance sheet as determined by the examiners. The Company contributed $152 million to the capital of its New York HMO and insurance subsidiaries in satisfaction of the issues raised in the Reports relating to the subsidiaries' financial statements, and maintaining such subsidiaries' compliance with statutory capital requirements as of June 30, 1998. The Reports also made certain recommendations relating to financial record-keeping, settlement of intercompany accounts and compliance with certain NYSID regulations. The Company has agreed to address the recommendations in the Reports. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing and continues to express concern with the Company's claims turnaround and performance. The Company has agreed to take certain other corrective actions with respect to certain of these market conduct issues, but additional corrective action may be required and such actions could adversely affect the Company's results of operations.

      On January 5, 1999, the Company agreed to pay a fine of $40,900 to the NYSID in connection with certain alleged violations of New York's prompt payment law. On February 5, 1999, the NYSID proposed an additional fine of $77,800 for subsequent alleged violations of the prompt payment law. Fines for similar alleged violations have also been imposed on other health plans in New York.

      The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. The Company believes the NYSID will likely issue rule interpretations which affect pricing practices of the Company and competing health plans in the large group market. These interpretations could have the effect of requiring changes in health plan pricing practices and the form in which the Company's large group Freedom Plan product is offered to customers in the future.

      At this time, the Company cannot predict the outcome of continuing market conduct reviews by the NYSID, enforcement of the New York prompt payment law or changes in premium pricing practices.

      The New Jersey Department of Banking and Insurance ("NJDBI") is nearing completion of its market conduct and financial examinations of the Company's New Jersey HMO subsidiary. The market conduct examination relates to the subsidiary's activities in 1997 and the first half of 1998 and is expected to assert deficiencies relating to, among others, claims processing and handling of complaints. The NJDBI may seek imposition of a fine in connection with completion of the examination. In connection with the financial examination, the NJDBI is requiring the Company to provide certain collateral for repayment of advances made in 1997 to providers in respect of delayed claims by setting aside in trust at the parent company funds equal to the admitted portions of the advances on the New Jersey subsidiary's statutory financial statements. The Company is also subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of these examinations cannot be predicted at this time.

      NEW YORK STATE ATTORNEY GENERAL

      As previously reported, on November 6, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials "in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York." Since then, Oxford has produced a substantial number of documents in response to the subpoena, and expects to produce additional documents. In addition, some of Oxford's present and former directors and officers have provided testimony to the Attorney General's staff.

      In addition, as previously reported, the Company entered into an Assurance of Discontinuance, effective July 25, 1997, with the Attorney General under which the Company agreed to pay interest at 9% per annum on provider clean claims not paid by Oxford within 30 days on its New York commercial and Medicaid lines of business until January 22, 1998. Since that time, the Company's obligations to make prompt payments have been governed by applicable New York law. In addition, contemporaneously, the Company agreed to pay varying interest rates to providers in Connecticut, New Jersey, New Hampshire and Pennsylvania.

      The Company has subsequently responded to a number of inquiries by the Attorney General with respect to Oxford's compliance with the Assurance of Discontinuance. On February 2, 1998, the Attorney General served a subpoena duces tecum on Oxford seeking production of certain documents relating to complaints from providers and subscribers regarding nonpayment or untimely payment of claims, interest paid under the Assurance, accounts payable, provider claims processing, and suspended accounts payable. Oxford has produced documents in response to the subpoena.

      The Attorney General's Health Care Bureau also periodically inquires of the Company with respect to hospital and provider payment issues and member complaints.

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

      The Commission has served the Company and certain of its current and former officers and directors with several subpoenae duces tecum requesting documents concerning a number of subjects, including, but not limited to, the Company's public disclosure of internal and external audits, uncollectible premium receivables, timing of and reserves with respect to payments to vendors, doctors and hospitals, payments and advances to medical providers, adjustments related to terminations of group and individual members and for nonpaying group and individual members, computer system problems, agreements with the New York State Attorney General, employment records of former employees, and the sale of Oxford securities by officers and directors. Oxford and certain of its current and former officers and directors have produced and are continuing to produce documents in response to these subpoenae. Some of Oxford's present and former directors and officers have provided testimony to the Commission, and others are expected to do so.

      Oxford intends to cooperate fully with the Commission and cannot predict the outcome of the Commission's investigation at this time.

      HEALTH CARE FINANCING ADMINISTRATION

      From February 9, 1998 through February 13, 1998, HCFA conducted an enhanced site visit at Oxford to assess Oxford's compliance with federal regulatory requirements for HMO eligibility and Oxford's compliance with its obligations under its contract with HCFA. During the visit, HCFA monitored, among other things, Oxford's administrative and managerial arrangements, Oxford's quality assurance program, Oxford's health services delivery program, and all aspects of Oxford's implementation of its Medicare programs. On May 20, 1998, the Company received a final report from HCFA and on June 10, 1998, the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in New York, New Jersey, Connecticut and Pennsylvania. This action was taken by the Company in order to provide the Company with an opportunity to strengthen its operations and institute certain corrective actions required by HCFA as a result of its visit. This action, however, did not apply to potential enrollees of the Company's Medicare group accounts. On January 6, 1999, HCFA notified the Company that it was satisfied that the necessary corrective actions had been taken, permitting reinstitution of marketing and enrollment of individual enrollees into the Company's Medicare programs. HCFA will continue to monitor the Company's operations to ensure that the Company complies with its corrective action plans and improves its operating performance in key areas, including claims payment. In February 1999, the Company reinstituted marketing to and enrollment of Medicare beneficiaries. However, there can be no assurance that administrative or systems issues or the Company's current or future provider arrangements will not result in adverse action by HCFA.

      ARBITRATION PROCEEDINGS

      As previously reported by the Company, on February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. Oxford has petitioned the New York State Supreme Court for a permanent stay of this proceeding; the outcome of this motion cannot be predicted at this time. On or about September 9, 1998, the NYCMS announced that it was breaking off settlement negotiations with Oxford, and would resume its litigation against Oxford.

      Also, some individual physicians claiming that payments under their contracts with Oxford were delayed have announced their intention to seek arbitration, one of which has been withdrawn by the physician. Oxford has been served with additional notices of intent to arbitrate, on behalf of more than twenty individual physicians, many of which may not have been filed with the AAA. At least six arbitration proceedings have been filed and commenced by individual physicians.

      In November 1998, various individual physicians purported to amend their demands for arbitration by adding a claim for punitive damages. These claims all allege that Oxford's failure to develop the computer systems and personnel necessary for the prompt and efficient processing of claims was reckless and intentional, and that Oxford's failure to pay claims was arbitrary, capricious and without good faith basis.

      In addition, on March 30, 1998, Oxford received a demand for arbitration from two physicians purporting to commence a class action arbitration before the AAA in Connecticut against Oxford alleging breach of contract and violation of the Connecticut Unfair Insurance Practices Act.

      The outcome and settlement prospects of the various arbitration proceedings cannot be predicted at this time although the Company believes that it has substantial defenses to the claims asserted and intends to defend the arbitrations vigorously.

      JEFFREY S. OPPENHEIM, M.D., ET AL. V. OXFORD HEALTH PLANS, INC., ET AL., INDEX NO. 97/109088

      As previously reported by the Company, on May 19, 1997, Oxford was served with a purported "Class Action Complaint" filed in the New York State Supreme Court, New York County by two physicians and a medical association of five physicians. Plaintiffs alleged that Oxford (i) failed to make timely payments to plaintiffs for claims submitted for health care services and (ii) improperly withheld from plaintiffs a portion of plaintiffs' agreed compensation. Plaintiffs alleged causes of action for common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty, breach of implied covenants and breach of contract. The complaint sought an award of an unspecified amount of compensatory and exemplary damages, an accounting, and equitable relief.

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

      OTHER

      On May 18, 1998, a purported "Class Action Complaint" was brought against Oxford and other un-named defendant plan administrators filed in the United States District Court for the Eastern District of New York by four plaintiffs who claim to be beneficiaries of defendants' health insurance plans seeking declaratory and other relief from defendants for alleged wrongful denial of insurance coverage for the drug Viagra. On September 8, 1998, Oxford moved to dismiss the complaint based on plaintiffs' failure to exhaust their administrative remedies; the outcome of this motion cannot be predicted this time.

      On October 26, 1998, Complete Medical Care, P.C. ("CMC"), United Medical Care, P.C. ("UMC"), Comprehensive Health Care Corp. ("CHC") and Oscar Fukilman, M.D. commenced actions in the Supreme Court of the State of New York for New York County against Oxford and certain of its officers. The complaints in United Medical Care, P.C. v. Oxford Health Plans, Inc. et al., Index No. 605176/98, and Complete Medical Care, P.C. v. Oxford Health Plans, Inc. et al., Index No. 605178/98, generally allege that Oxford and the individual defendants: (i) breached, and have announced their intention to breach, certain agreements with CMC and UMC for the delivery of health care services to certain of Oxford's members; (ii) breached an implied convenant of good faith and fair dealing with UMC and CMC; (iii) fraudulently induced CMC and UMC to enter into their respective agreements with Oxford; (iv) tortiously interfered with CMC's and UMC's current and prospective contractual relations with certain physicians; and
(v) defamed CMC and UMC. The complaints each seek at least $165 million in damages, at least $500 million in punitive damages, unspecified interest, costs and disbursements, and such other relief as the court deems proper. The complaint in the Complete Medical Care action also alleges that Oxford has unjustly enriched itself by withholding from CMC certain funds to which CMC claims it is entitled, and seeks the imposition of a constructive trust with respect to those funds. The complaint in Oscar Fukilman, M.D. et al v. Oxford Health Plans, Inc. et al., Index No. 604177/98, alleges that Oxford and certain officers defamed, and conspired to defame, Dr. Fukilman and CHC, and seeks at least $25 million in damages and unspecified costs and disbursements and such other relief as the court deems proper.

      On January 8, 1999, defendants: (1) served an answer and counterclaims in the Complete Medical Care case; (2) filed a motion to compel arbitration and dismiss the United Medical Care complaint; and (3) moved to dismiss the Fukilman
v. Oxford complaint.

      Although the outcome of these actions cannot be predicted at this time, the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

      Oxford, like HMOs and health insurers generally, excludes certain health care services from coverage under its POS, HMO, PPO and other plans. In the ordinary course of business, the Company is subject to legal claims asserted by its members for damages arising from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on the Company's financial condition or results of operations. In addition, the risk of potential liability under punitive damages theories may significantly increase the difficulty of obtaining reasonable settlements of coverage claims. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or Oxford in particular, is presently unknown.

      In the ordinary course of its business, the Company also is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is traded in the over-the-counter market on the Nasdaq National Market under the symbol "OXHP". The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the Nasdaq National Market.

                                         1998                      1997
                                ----------------------    ----------------------
                                  HIGH          LOW         HIGH          LOW
                                ---------    ---------    ---------    ---------
First Quarter ..........        $   22.00    $   14.00    $   67.13    $   48.88
Second Quarter .........            19.50        14.50        75.75        55.25
Third Quarter ..........            16.38         5.81        89.00        71.50
Fourth Quarter .........            15.81         7.00        79.00        13.75

      As of March 1, 1999, there were 1,967 shareholders of record of the Company's common stock.

      The Company has not paid any cash dividends on its common stock since its formation and does not intend to pay any cash dividends on common stock in the foreseeable future. Additionally, the Company's ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See "Business - Government Regulation". Furthermore, the Investment Agreement between the Company and TPG, and the other agreements and instruments entered into in connection with the Financing, prohibit the Company from paying cash dividends on its common stock.

      For a discussion of the sale of the redeemable Preferred Stock and Warrants to purchase common stock of the Company pursuant to the Investment Agreement, the sale of the Senior Notes and the sale of common stock to Norman
C. Payson, M.D. pursuant to his employment agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The operating data and balance sheet information set forth below for each year in the five-year period ended December 31, 1998 have been derived from the consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

(In thousands, except per share
amounts and operating statistics)                1998           1997           1996        1995 (3)     1994 (3)
------------------------------------------------------------------------------------------------------------------
REVENUES AND EARNINGS:
   Operating revenues                        $ 4,630,166    $ 4,179,816    $ 3,032,569   $ 1,745,975   $   752,832
   Investment and other income, net               89,245         71,448         42,620        19,711         7,479
   Net earnings (loss)                          (596,792)      (291,288)        99,623        52,398        28,231
   Net earnings (loss)
   attributable to common shares                (624,460)      (291,288)        99,623        52,398        28,231
FINANCIAL POSITION:
   Working capital                               209,443         85,790        451,957       103,448        71,731
   Total assets                                1,637,750      1,390,101      1,356,397       611,149       331,084
   Long-term debt                                350,000             --             --            --            --
   Redeemable preferred stock                    298,816             --             --            --            --
   Common shareholders' equity (deficit)        (181,105)       349,216        598,170       220,033       132,394
NET EARNINGS (LOSS) PER COMMON SHARE (1):
   Basic                                     $     (7.79)   $     (3.70)   $      1.34   $      0.78   $      0.43
   Diluted                                   $     (7.79)   $     (3.70)   $      1.25   $      0.71   $      0.40
   Weighted-average number of
     Common shares outstanding:
      Basic                                       80,120         78,635         74,285        67,450        65,410
      Diluted                                     80,120         78,635         79,662        73,344        70,554
OPERATING STATISTICS:
   Enrollment                                  1,881,400      2,008,100      1,535,500     1,007,700       513,000
   Fully insured member months                23,081,900     21,584,700     15,604,400     9,338,610     4,101,863
   Self-funded member months                     765,500        602,900        474,200       514,200       524,000
   Medical loss ratio (2)                           93.7%          94.0%          80.1%         77.5%         74.1%

(1) Per share amounts and weighted-average number of common share amounts have been restated to reflect the two-for-one stock splits in 1996 and 1995.

(2) Defined as health care services expense as a percentage of premiums earned.

(3) In July 1995, the Company completed a merger with OakTree Health Plan, Inc. ("OakTree") whereby OakTree was merged into a subsidiary of the Company. The merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated as if the merger took place at the beginning of such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      In 1998, the Company's revenues consisted primarily of commercial premiums derived from its Freedom Plan and Liberty Plan, health maintenance organization ("HMO"), preferred provider organizations ("PPOs") and dental plan products, reimbursements under government contracts relating to its Medicare+Choice ("Medicare") and Medicaid programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

      Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. The Company's results for the year ended December 31, 1998 were adversely affected by additions to the Company's reserves for IBNR in the second and fourth quarters. See "Liquidity and Capital Resources". The Company's results for the year ended December 31, 1998 were also adversely affected by significant restructuring and unusual charges, as described below.

      The Company experienced substantial growth in membership and revenues since it began operations in 1986 through 1997. The membership and revenue growth has been accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue through 1998 and such declines may continue through 1999 and beyond. The Company does not intend to promote significant membership or revenue growth in 1999 because the Company has redirected its strategic initiatives to attempt to establish profitability. See "Business - Recent Developments - Turnaround Plan". Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

      The following table provides certain statement of operations data expressed as a percentage of total revenues and the medical loss ratio for the years indicated:

                                                      1998       1997      1996
--------------------------------------------------------------------------------
Revenues:
   Premiums earned                                    97.7%      98.0%      98.3%
   Third-party administration, net                     0.4%       0.3%       0.3%
   Investment and other income, net                    1.9%       1.7%       1.4%
--------------------------------------------------------------------------------
     Total revenues                                  100.0%     100.0%     100.0%
--------------------------------------------------------------------------------

Expenses:
   Health care services                               91.6%      92.1%      78.8%
   Marketing, general and
   administrative                                     16.4%      17.3%      15.5%
   Interest and other financing costs                  1.2%       0.3%        --
   Restructuring charges                               3.0%        --         --
   Unusual charges                                     0.8%       1.0%        --
--------------------------------------------------------------------------------
     Total expenses                                  113.0%     110.7%      94.3%
--------------------------------------------------------------------------------

Operating earnings (loss)                            (13.0%)    (10.7%)      5.7%

Income (loss) from affiliate                            --        0.6%      (0.1%)
--------------------------------------------------------------------------------
Earnings (loss) before income taxes                  (13.0%)    (10.1%)      5.6%
Income tax expense (benefit)                          (0.4%)     (3.3%)      2.4%
--------------------------------------------------------------------------------
Net earnings (loss)                                  (12.6%)     (6.8%)      3.2%
Less preferred dividends and amortization             (0.6%)       --         --
================================================================================
Net earnings (loss) attributable to common shares    (13.2%)     (6.8%)      3.2%
================================================================================

Medical loss ratio                                    93.7%      94.0%      80.1%
================================================================================

   The medical loss ratio for 1998 and 1997 reflects significant additions to the Company's reserves recorded in each year. A portion of the reserve additions in 1997 and 1998 represent revisions to estimates for claims incurred in prior years. Accordingly, the medical loss ratios on an incurred basis would be different from those shown above.

RESTRUCTURING AND UNUSUAL CHARGES

      The Company recorded restructuring charges totaling $174.5 million ($165.8 million after income taxes, or $2.08 per share) in the first half of 1998. These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to: (i) the disposition or closure of noncore businesses; (ii) expected losses on government contracts; (iii) write-down of certain property and equipment; (iv) severance and related costs; and (v) costs of operations consolidation, including long term lease commitments. These reserves are generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment reserves, which have been classified against fixed assets. These reserve charges and their activity for 1998 are summarized in the table below: [OBJECT OMITTED]

                                                                                             Ending
                                    Restructuring                 Noncash     Changes in  Restructuring
(In thousands)                         Charges     Cash Used      Activity      Estimate     Reserves
-------------------------------------------------------------------------------------------------------
Provisions for loss on
  noncore businesses                  $ 55,700       $ (9,827)     $(18,725)     $(13,343)   $13,805

Provisions for loss on government
  contracts                             51,000        (31,800)           --       (19,200)        --

Write-down of property and
  equipment                             29,272             --        (6,308)       (1,005)    21,959

Severance and related costs             24,800         (4,246)      (11,200)           --      9,354

Costs of consolidating operations       13,728           (548)           --         4,505     17,685
                                    -------------------------------------------------------------------
                                      $174,500       $(46,421)     $(36,233)     $(29,043)   $62,803
                                    ===================================================================

      The changes in estimate totaling $29.0 million were recognized as a credit to restructuring charges in the fourth quarter of 1998 and reduced the net loss by $.36 per share.

      Provisions for loss on noncore business

      As part of its Turnaround Plan, the Company decided to withdraw from noncore markets in Pennsylvania, Illinois, Florida and New Hampshire by selling or closing its health plans in these markets. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37.0 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO subsidiaries to be sold or closed, the net book value of noncore investments were reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. During the second half of 1998, the Company entered into an agreement to sell its Pennsylvania subsidiary to a third party for $7.1 million in cash plus a capital surplus note for $2.5 million and transferred its membership in Illinois to a third party. Operations in Florida, Pennsylvania and New Hampshire are expected to be closed by the middle of 1999 pursuant to plans adopted during 1998. Based on favorable progress to date, the Company has revised its estimate of the remaining costs associated with the final disposition or closure of these operations, and accordingly a total of $13.3 million of reserves were reversed as a reduction of restructuring charges in the fourth quarter of 1998. The Company expects to complete the closure or disposal of these noncore businesses in 1999.

      Provisions for loss on government contracts

      As part of its Turnaround Plan, the Company decided to restructure its current Medicare arrangements and/or withdraw from Medicare in certain counties and to withdraw from Medicaid business entirely. Premium deficiency reserves totaling $51.0 million were established in the second quarter of 1998. This amount represented an estimate of the deficiency for the remainder of 1998 pending implementation of the plan to restructure or withdraw from these businesses.

      The Company entered into an agreement to dispose of its remaining Medicaid business in the fourth quarter of 1998, completed two Medicare risk transfer agreements late in the third quarter of 1998 and notified HCFA in the fourth quarter of 1998 of its intention to withdraw from Medicare in certain counties effective January 1, 1999. Amortization of the reserves against losses in these programs amounted to $31.8 million in the second half of 1998. As a result of the Company's early completion of this portion of its Turnaround Plan, the remaining reserve balance of $19.2 million was reversed as a reduction of restructuring charges in the fourth quarter of 1998.

      Write-down of property and equipment

      In connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2,000,000 square feet under lease to approximately 1,200,000 square feet. Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan. A reserve of approximately $29.3 million, against approximately $37.1 million of net book value, was established for the estimated unrecoverable book value of furniture and equipment and leasehold improvements no longer in use as a result of these steps. Estimated recoveries were determined by the Company based upon a specific review of the relevant fixed assets and the Company's prior experience in connection with past dispositions of similar assets. The effect of this write-down was to reduce depreciation expense by approximately $6.3 million for the second half of 1998. The Company expects these activities to be completed over the next 18 to 24 months.

      Severance and related costs

      The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $20.8 million in the first quarter of 1998 and an additional $4.0 million in the second quarter of 1998 for fifteen former executives and managers. The December 31, 1998 balance represents contracted amounts payable through the first half of 2001.

      Costs of consolidating operations

      In connection with the consolidating of operations to reduce its occupied square footage, restructuring charges totaling approximately $13.7 million were recorded in the first half of 1998 for estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter as a change in estimate as the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicates that costs will exceed previous estimates. The Company's relevant lease obligations extend to July 2005, but the Company expects that a significant portion of the expense will be incurred prior to January 1, 2000, including termination fees aggregating approximately $2.4 million.

      Unusual charges and gain on Health Partners

      The Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners") in October 1997, and received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") stock with a market value of approximately $76.4. million, resulting in a pretax gain of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to approximately $38.4 million. At year-end 1997, the Company wrote down its investment in FPAM by $38.0 million, thereby reducing the 1997 pretax gain on the sale of Health Partners to approximately $25.2 million ($20.5 million after taxes, or $.26 per share).

      During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote down its remaining investment in FPAM to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write-down of $38.3 million, or $.49 per share, has been recognized as an unusual charge in the accompanying financial statements.

      The 1997 charges resulted from a reduction in the level of future investment in expansion markets and, accordingly, the Company wrote down its investments in its Florida and Illinois subsidiaries and one affiliate.

These write downs have been shown as unusual charges in the accompanying financial statements and are summarized as follows:

(In thousands)
--------------------------------------------------------------------------------
Compass PPA, Incorporated                                               $ 23,427
Riscorp Health Plans, Inc.                                                 3,894
St. Augustine Health Care, Inc.                                           14,297
--------------------------------------------------------------------------------
   Total                                                                $ 41,618
================================================================================

      In connection with the completion of the Company's year-end closing, certain nonrecurring items that were previously classified as unusual charges and restructuring charges in the second quarter of 1998 were reclassified to operating and income tax captions in the 1998 statement of operations. A reclassification of unusual charges aggregating approximately $73.5 million was made related to charges taken in the second quarter for strengthening medical claim reserves, establishing reserves for losses on provider advances, and certain other asset impairment losses. A reclassification of restructuring charges aggregating $18.8 million was made related to the write-down of government program account receivables and accruals of certain litigation defense costs and other expenses. These reclassifications do not affect the reported net loss for the second quarter or for the full year, but do have the effect of increasing the second quarter medical loss ratio and administrative loss ratio from the levels previously reported and full year ratios are also slightly higher. In addition, a reclassification of restructuring charges approximating $6.0 million was made related to certain deferred tax assets, which charges are now included in the 1998 statement of operations as income tax expense. This reclassification has no effect on the reported net loss for the second quarter or the full year of 1998.

                                                           Before             After
Quarter ended June 30, 1998 (Dollars in thousands)    Reclassification   Reclassification
-----------------------------------------------------------------------------------------
Total revenues                                           $1,191,112        $1,191,112
Health services expenses                                  1,188,265         1,256,214
Marketing, general and administrative expenses              203,659           227,968
Restructuring charges                                       174,266           149,500
Unusual charges                                             111,790            38,341
Income tax expense                                               --             5,957

Medical loss ratio                                            102.8%            108.7%
Administrative loss ratio                                      17.6%             19.6%

      Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers and have adversely affected the Company's premium billing. The Company's revenues were adversely affected by adjustments of approximately $173.5 million in 1997 and $218.2 million in 1998 related to estimates for terminations of group and individual members and for nonpaying group and individual members. The Company has taken steps to attempt to improve billing timeliness, reduce billing errors, reduce lags in recording enrollment and disenrollment notifications, and improve the Company's collection processes and is attempting to make requisite improvements in management information systems concerning the value and aging of outstanding accounts receivable. The Company continues to experience significant levels of retroactive member and group terminations impacting revenue and believes it has made adequate provision in its estimates for group and individual member terminations and for nonpaying group and individual members as of December 31, 1998. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments were made.

      As a consequence of the charges described in the previous paragraphs, comparisons of operating results for 1996, 1997 and 1998 may not be meaningful.

      The Company's results of operations are dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its risk sharing agreements with providers) while providing members with coverage for the health care benefits provided under their contracts. Factors such as new technologies and health care practices, hospital costs, changes in demographics and trends, selection biases, increases in unit costs paid to providers, major epidemics, catastrophes, inability to establish acceptable compensation agreements with providers, higher utilization of medical services, including higher out-of-network utilization under point of service plans, operational and regulatory issues and numerous other factors may affect the Company's ability to control such costs. The Company attempts to use its medical cost containment capabilities, such as claim auditing systems and utilization review protocols, with a view to reducing the rate of growth in health care service expense. The Company's Turnaround Plan also contemplates attempting to implement new medical management policies aimed at reducing costs in various lines of business, principally through utilization management of hospital services. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors. In addition, the Company's relationship with many of its contracted providers were adversely affected by the Company's computer systems and related claims payment problems which could impede the Company's efforts to obtain favorable arrangements with some of these providers going forward. Accordingly, past financial performance is not necessarily a reliable indicator of future performance, and investors should not use historical performance to anticipate results of future period trends. The Company continues to reconcile delayed claims and claims previously paid or denied in error and pay down backlogged claims. Information gained as the process continues may result in future changes to the Company's estimates of its medical costs and expected cost trends.

      The Company may continue to report losses in 1999 as the result of high medical costs and high administrative costs. The Company's Turnaround Plan contemplates steps to better control medical and administrative spending and increase premium rates and discontinue unprofitable businesses, but there can be no assurance that it will be successful. Results of operations will be adversely affected if such steps cannot be successfully implemented or if there are delays in such implementation. In addition, the Company may decide to increase certain administrative costs to attempt to improve service levels. The Company's ability to control administrative costs could be adversely affected by a continuation of the high level of employee attrition that the Company has experienced over the last several quarters.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

      Total revenues for the year ended December 31, 1998 were $4.7 billion, up 11.0% from $4.3 billion in the prior year. The net loss attributable to common stock for 1998 totaled $624.4 million, or $7.79 per share, compared with a net loss of $291.3 million, or $3.70 per share, for 1997. Results of operations for the year 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and New York Individual Plans as well as approximately $145.5 million of restructuring charges and $38.3 million of unusual charges. Results for 1998 were also adversely affected by interest and financing expense of $57.1 million relating primarily to debt issuance costs and interest on claims for medical services. Results of operations for 1997 were adversely affected by a pretax charge of approximately $173.5 million relating to accounts receivable write-offs and additions to accounts receivable reserves, unusual charges of approximately $41.6 million relating to write-downs of certain investments and a pretax charge of approximately $327.0 million relating to increased reserves for medical costs payable. See "Liquidity and Capital Resources" and "Overview".

      The following tables show plan revenues earned and membership by product:

                                                                        Percent
(Dollars In thousands)                          1998           1997     Change
--------------------------------------------------------------------------------
REVENUES:
   Freedom Plan                              $2,813,712     $2,468,259   14.0%
   HMOs                                         542,835        463,428   17.1%
----------------------------------------------------------------------
   Commercial                                 3,356,547      2,931,687   14.5%
----------------------------------------------------------------------
   Medicare                                   1,010,831        916,126   10.3%
   Medicaid                                     244,950        319,411  (23.3%)
----------------------------------------------------------------------
     Government programs                      1,255,781      1,235,537    1.6%
----------------------------------------------------------------------
       Total premium revenues                 4,612,328      4,167,224   10.7%
   Third-party administration, net               17,838         12,592   41.7%
   Investment and other income                   89,245         71,448   24.9%
----------------------------------------------------------------------
   Total revenues                            $4,719,411     $4,251,264   11.0%
======================================================================

                                                 As of December 31,      Percent
                                                1998            1997     Change
--------------------------------------------------------------------------------
MEMBERSHIP:
   Freedom Plan                               1,318,100      1,333,500   (1.2%)
   HMOs                                         260,700        270,400   (3.6%)
----------------------------------------------------------------------
   Commercial                                 1,578,800      1,603,900   (1.6%)
----------------------------------------------------------------------
   Medicare                                     148,600        161,000   (7.7%)
   Medicaid                                      97,800        189,600   (48.4%)
----------------------------------------------------------------------
     Government programs                        246,400        350,600   (29.7%)
----------------------------------------------------------------------
       Total fully insured                    1,825,200      1,954,500   (6.6%)
   Third-party administration                    56,200         53,600    4.9%
----------------------------------------------------------------------
     Total membership                         1,881,400      2,008,100   (6.3%)
======================================================================

      Total commercial premiums earned for the year ended December 31, 1998 increased 14.5% to $3.4 billion compared with $2.9 billion in the prior year. This increase is primarily attributable to a 11.2% increase in member months in the Company's commercial health care programs, including a 10.8% member months increase in the Freedom Plan. Commercial premium revenue was adversely affected by adjustments of $173.5 million in 1997 and $218.2 million in 1998 related to estimates for termination of group and individual members and for nonpaying group and individual members. See "Overview". Average premium yields of commercial programs were 2.9% higher in 1998, net of such adjustments, when compared with 1997. Medical costs incurred in 1998 in the Company's core commercial business were higher than estimates used in establishing rates for groups sold and renewing in late 1997 and early 1998. As a consequence, premium rates were insufficient and the Company incurred losses. The Company has attempted to increase its premium rates based on current estimates of medical costs. Renewals and new enrollments in the Company's core commercial group business for January 1, 1999 received an average price increase estimated at 9.8%. The Company recently filed with the NYSID for a 9.8% rate increase for the New York Individual Plans, effective April 1, 1999. The Company's commercial revenue in 1999 will be adversely affected by the Company's disposition or withdrawal from noncore commercial markets in Pennsylvania, Illinois, Florida and New Hampshire. In addition, the Company experienced attrition of commercial members in its core commercial markets in 1998 and expects such attrition to continue in 1999, adversely affecting revenue.

      Premiums earned from government programs increased 1.6% to $1.26 billion in 1998 compared with $1.24 billion in 1997. The overall increase was attributable to an 8.3% increase in member months of Medicare programs offset, in part, by a 28.0% decline in member months of Medicaid programs due primarily to the withdrawal from the Connecticut and New Jersey Medicaid markets during 1998. Additionally, the Company's New York Medicaid contract was assigned to a third party in January 1999, and the Company's Pennsylvania subsidiary, including its Pennsylvania Medicaid business, was sold in January 1999. As of February 1, 1999, the Company had no Medicaid members and will have limited Medicaid revenue in 1999. The Company expects its Medicare revenue to be significantly lower in 1999 as the result of withdrawals from Medicare in certain counties as well as net losses in membership due to changes in provider arrangements and benefit plans in other counties. Reimbursement levels for the Company's 1999 Medicare business are expected to be 1.6% higher than 1998 (net of the applicable HCFA user fee). The Company believes that future Medicare premiums may be adversely affected by the implementation of risk adjustment mechanisms recently announced by HCFA. See "Business - Government Regulations - Recent Regulatory Developments".

      Net investment and other income for the year ended December 31, 1998 increased 24.9% to $89.2 million from $71.4 million in the prior year primarily due to higher investment income as a result of an increase in average invested balances in 1998 resulting from the Company's May 1998 Financing. Investment income also benefited from the movement from low yield municipal bonds and equity securities to high quality government and corporate fixed income investments. This increase in interest income during 1998 more than offset a $10.6 million decrease in net capital gains from 1997. In addition, the Company recognized income of approximately $5.1 million in the second quarter of 1998 related to the sale of its New Jersey Medicaid business. See "Liquidity and Capital Resources".

      Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 93.7% for the year 1998 compared with 94.0% for the year 1997. Overall per member per month revenue in 1998 was $199.82, however, overall per member per month health care services expenses increased 3.2% to $187.46 in 1998 from $181.38 in 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third quarter of 1997 aggregating $88 million and in the fourth quarter of 1997 aggregating $239 million. These reserve additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. Results in the fourth quarter of 1998 were affected by the establishment of an additional $49 million in medical claims reserves for disputed claims, a $27 million provision for anticipated losses on individual products and net accruals of $30 million for certain other medical expense liabilities partially offset by favorable medical reserve adjustments totaling $92 million. A portion of these reserve additions represent revisions to estimates for claims incurred in prior periods.

      The Company's paid and received claims data and revised estimates showed significant increases in medical costs in 1996, 1997 and 1998 for the Company's commercial, Medicare, Medicaid and New York Individual Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Results for 1998 continued to reflect high costs in these areas and the Company expects further increases in 1999. The Company's Turnaround Plan was designed to address the operating losses incurred in these lines of business, but there can be no assurance that the Turnaround Plan will succeed. Moreover, improvement of results in the New York Mandated Plans will require increases in rates or additional cost control measures which require NYSID approval. The Company expects to continue to experience losses in these plans. The Company believes it has made adequate provision for medical costs as of December 31, 1998. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error.

Moreover, the Company's claims payment and accuracy still require improvement to meet acceptable standards. Additions to reserves could also result as a consequence of regulatory examinations, and such additions also would be included in the results of operations for the period in which such adjustments are made. See "Liquidity and Capital Resources".

      Marketing, general and administrative expenses increased 4.7% to $772.0 million during the year 1998 compared with $737.4 million during the year 1997. The increase in 1998 was primarily attributable to a $20.0 million rise in payroll and benefits due to higher average staffing levels through the first half of 1998 and an $8.0 million increase in consulting fees primarily related to enhancements to management information systems offset, in part, by significantly lower marketing expenses for advertising and member acquisition. Marketing, general and administrative expenses as a percent of operating revenue were 16.7% during 1998 compared with 17.6% during 1997. The Company's Turnaround Plan calls for significant reductions in administrative costs, but there can be no assurance the Company will be successful in reducing such costs, and the Company expects that results for 1999 will continue to be adversely affected by high administrative costs. Moreover, the Company may decide to increase certain administrative costs to attempt to improve service levels. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance and exceed existing accruals. There can be no assurance that ultimate costs will not exceed those estimates. See "Legal Proceedings". The Company's ability to control administrative costs could also be adversely affected by a continuation of the high level of employee attrition which the Company has experienced over the last several quarters.

      Effective January 1, 1997, the New York Health Care Reform Act of 1996 (the "New York Act") requires that the Company make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the New York Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. The Company's costs have increased as these payment obligations have not been offset by corresponding reductions in payments to hospitals and others.

      The Company incurred interest and other financing charges of $41.6 million in 1998 related to the issuance of $200 million in bridge financing in the first quarter of 1998 and $350 million of long-term debt in May 1998. Interest expense on capital leases entered into in 1998 aggregated $1.4 million. No such interest was incurred in 1997. Interest expense on delayed claims totaled $14.1 million in 1998, compared with $11.1 million in 1997. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness incurred in 1998. See "Business - Recent Developments - Financings".

      The Company has established a tax valuation allowance related to certain net operating losses and the effect of the Company's net tax deductible temporary differences. Based on the results of operations, management does not currently believe that such tax benefits relating to losses incurred subsequent to the first quarter of 1998 are more likely than not to be realized in the foreseeable future. Accordingly, the Company discontinued providing tax benefits beginning in the second quarter of 1998. Based on management's assessment of the progress to date in its Turnaround Plan, together with projections of future performance, management currently believes that it is more likely than not that deferred tax benefits recorded prior to April 1998 will be realized. However, the Company will continue to monitor its tax position throughout the implementation of its Turnaround Plan to determine whether such deferred tax benefits will require an additional valuation allowance or adjustment. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $320 million.

      As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $600 million, which will begin to expire in 2012.

      Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

      The following tables show plan revenues earned and membership by product:


                                                                         Percent
(Dollars In thousands)                          1997           1996      Change
--------------------------------------------------------------------------------
REVENUES:
   Freedom Plan                              $2,468,259     $1,849,167   33.5%
   HMOs                                         463,428        322,288   43.8%
----------------------------------------------------------------------
   Commercial                                 2,931,687      2,171,455   35.0%
----------------------------------------------------------------------
   Medicare                                     916,126        599,824   52.7%
   Medicaid                                     319,411        250,889   27.3%
----------------------------------------------------------------------
     Government programs                      1,235,537        850,713   45.2%
----------------------------------------------------------------------
       Total premium revenues                 4,167,224      3,022,168   37.9%
   Third-party administration, net               12,592         10,401   21.1%
   Investment and other income                   71,448         42,620   67.6%
----------------------------------------------------------------------
   Total revenues                            $4,251,264     $3,075,189   38.2%
======================================================================

                                                 As of December 31,      Percent
                                                 1997          1996      Change
--------------------------------------------------------------------------------
MEMBERSHIP:
   Freedom Plan                               1,333,500      1,015,100   31.4%
   HMOs                                         270,400        192,300   40.6%
----------------------------------------------------------------------
   Commercial                                 1,603,900      1,207,400   32.8%
----------------------------------------------------------------------
   Medicare                                     161,000        125,000   28.8%
   Medicaid                                     189,600        162,000   17.0%
----------------------------------------------------------------------
     Government programs                        350,600        287,000   22.2%
----------------------------------------------------------------------
       Total fully insured                    1,954,500      1,494,400   30.8%
   Third-party administration                    53,600         41,100   30.4%
----------------------------------------------------------------------
     Total membership                         2,008,100      1,535,500   30.8%
======================================================================

      Commercial premium revenues increased 35% to $2.9 billion in 1997 from $2.2 billion in 1996. Membership growth accounted for substantially all of the change as member months of the Freedom Plan increased 37.2% when compared with 1996, and member months of Oxford's traditional HMOs increased 43.2% over the prior year. Premium yields of commercial programs were about the same in 1997 as in 1996. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers and in 1997 adversely affected the Company's premium billing. The Company's revenues in 1997 were adversely affected by adjustments of approximately $173.5 million related to estimates for terminations of group and individual members and for nonpaying group and individual members.

      Premium revenues of government programs increased 45.2% to $1.2 billion in 1997 from $850.7 million in 1996. Membership growth accounted for most of the change in Medicare as member months increased 46.4% when compared with the prior year. The increase in Medicaid revenues was attributable to a 34.4% increase in member months compared with 1996, offset in part by a 5.2% decrease in average premium rates during 1997. Average premium yields of Medicare programs in 1997 were 4.3% higher than in 1996.

      Third-party administration revenues for the year ended December 31, 1997 increased to $12.6 million from $10.4 million in 1996, attributable to a 27.1% increase in member months due to the acquisition of Compass PPA, Incorporated, partially offset by a 4.7% decrease in per member per month revenue.

      Net investment and other income for the year ended December 31, 1997 increased to $71.4 million from $42.6 million in 1996. This was principally due to significantly greater realized capital gains in 1997 when compared with 1996.

      Health care services expense stated as a percentage of premiums earned (the "medical-loss ratio") was 94.0% for the year ended December 31, 1997 compared with 80.1% for the year ended December 31, 1996. Overall per member per month revenue in 1997 was substantially unchanged from 1996, however, overall per member per month health care services expenses increased 17.0% to $181.46 in 1997 from $155.16 in 1996. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represent revisions to estimates for claims incurred in prior years.

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

      The Company incurred interest expense of approximately $11.1 million during 1997 for payment of interest on delayed claims.

      The Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners") in October 1997, and received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") stock with a market value approximately $76.4 million, resulting in a pretax gain of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to approximately $38.4 million. At year-end 1997, the Company wrote down its investment in FPAM by $38.0 million, thereby reducing the pretax gain on the sale of Health Partners to approximately $25.2 million ($20.5 million after taxes, or $.26 per share). The Company's equity in Health Partners net loss for 1997 prior to the sale was $1.1 million compared with a loss of $4.6 million in 1996.

      The Company acquired all of the outstanding stock of Compass PPA, Incorporated, as of August 1, 1997 for approximately $8.2 million in cash (resulting in goodwill of $24.1 million) and acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, as of November 3, 1997, for approximately $5.3 million in cash (resulting in goodwill of $3.9 million). Since the dates of acquisition, the Company made investments in such companies pursuant to a plan to aggressively develop and market the Company's products in the Florida and Chicago markets. As of December 31, 1997, the Company determined to focus available administrative resources in its core markets in the Northeast and to reduce significantly the level of investment planned for these expansion markets. The Company believes that such reduction in future investments will adversely impact the value of these companies and, accordingly, the Company reduced the value of its investment in these companies by writing off $27.3 million in goodwill arising from the acquisitions and subsequent investment. The Company also reduced the carrying value of its minority investment in the capital stock and subordinated surplus notes of St. Augustine Health Care, Inc., a Florida-based HMO by $14.3 million.

      The income tax benefit for 1997 was $140.3 million, or approximately 32.5% of the Company's pretax loss in 1997. This is lower than the 42.1% effective tax rate for 1996 since, due to the Company's significant net loss, the Company established a valuation allowance related to state net operating loss carryforwards.

INFLATION

      Although the rate of inflation has remained relatively stable in recent years, health care costs have been rising at a higher rate than the consumer price index. In particular, the Company has experienced significant increases in medical costs in its commercial, Medicare, Medicaid, and New York Individual Plans. The Company employs various means to reduce the negative effects of inflation. The Company has in prior years increased overall commercial premium rates when practicable in order to attempt to maintain margins. The Company's cost control measures and risk-sharing arrangements with various health care providers as well as its withdrawal from participation in state Medicaid programs may mitigate the effects of inflation on its operations. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

LIQUIDITY AND CAPITAL RESOURCES

      Cash used by operations during 1998 aggregated $46.5 million compared with $152.6 million in 1997. The improvement is primarily attributable to the receipt in 1998 of federal and state tax refunds totaling $121 million. During 1998, the Company significantly strengthened its balance sheet and enhanced short-term liquidity through the infusion of $710 million in cash in the Financing described below.

      Cash used for capital expenditures totaled $40.0 million during 1998. This amount was used primarily for computer equipment and software and leasehold improvements. The Company acquired an additional $40.3 million of computer and other equipment under capital leases. The Company also sold and leased back computer equipment with a value of $10.0 million. The Company currently anticipates that capital expenditures and payments under capital leases for 1999 will be approximately $19 million, a significant portion of which will be devoted to management information systems. Except for anticipated capital expenditures and requirements to provide the required levels of capital to its operating subsidiaries, including any requirement arising from nonadmissibility of provider advances (as discussed below) or other assets or from operating losses, the Company currently has no definitive commitments for use of material cash.

      Cash and investments aggregating $44.8 million at December 31, 1998 have been segregated as restricted investments to comply with federal and state regulatory requirements. The Company expects to set aside additional funds not expected to exceed $30 million as collateral for certain advances made by the Company's New Jersey subsidiary (see below). In addition, the Company's subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

      In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. Connecticut has introduced legislation allowing the Connecticut Department of Insurance ("CTDOI") to promulgate regulations based on the NAIC model. The Company expects the CTDOI regulations to be applicable to its 1999 annual financial statements. Neither New York nor New Jersey have introduced similar legislation. However, the New Jersey Department of Banking and Insurance ("NJDBI") has published draft solvency regulations that it estimates will result in an additional $250 million worth of deposit by all

New Jersey health care plans. The New York Superintendent of Insurance has announced an intention to strengthen current solvency regulations to allow the NYSID to take over failing health plans without a court order. The Company intends to fund any increase from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements. The new requirements are expected to be effective on or before December 31, 1999 upon enactment by each state.

     Premiums receivable at December 31, 1998 decreased to $110.3 million from $275.6 million at December 31, 1997 primarily due to improved collections and continued clean-up efforts for nonpaying groups and reconcilliations and increased reserves for doubtful accounts.

     As a result of the previously discussed delays in claims payments, the Company experienced a significant increase in medical claims payable during the fourth quarter of 1996 and the first quarter of 1997, but the increase in medical costs payable was mitigated by progress in paying backlogged claims and by making advance payments to providers and reductions in IBNR relating to the Company's exit from certain businesses during the first quarter of 1998 and thereafter. Outstanding advances, net of a $35 million valuation reserve, aggregated approximately $139.5 million at December 31, 1998 and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations. There can be no assurance that insurance regulators will continue to recognize such advances as admissible assets and the New Jersey Department of Banking and Insurance is requiring the Company to provide collateral for repayment of the advances by setting aside in trust at the parent company funds equal to the admitted portion of the advances on the New Jersey subsidiary's statutory financial statement (currently not expected to exceed $30 million). If the Company fails to provide such collateral or if all or a portion of the advances were deemed nonadmitted, the capital of the Company's operating subsidiaries would be impaired and additional capital contributions would be required for the subsidiaries to meet statutory requirements.

     The Company's medical costs payable was $989.7 million as of December 31, 1998, before netting advance claim payments of $139.5 million (including $864.5 million for IBNR) compared with $965.9 million as of December 31, 1997, before netting advance claim payments of $203.4 million (including $936.7 million for IBNR). The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The liability is also affected by shared risk arrangements, including arrangements relating to the Company's Medicare business in certain counties and Private Practice Partnerships ("Partnerships"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the Medicare risk arrangements, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to third parties. In the case of Partnership providers subject to deficits, the Company has established reserves to account for delays or other impediments to recovery of those deficits. The Company has reviewed its partnership program and has terminated most of its partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company recognized estimated costs in taking these actions in the second quarter of 1998. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liabilities. However, the Company's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

     During 1997 and 1998, the Company made cash contributions to the capital of its HMO subsidiaries aggregating $65.7 million and $537.5 million, respectively. In addition, in 1997, the Company contributed the outstanding capital stock of OHI, its insurance subsidiary, to Oxford NY to increase Oxford NY's surplus. These contributions to its subsidiaries were made to ensure that each subsidiary had sufficient surplus as of December 31, 1998 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The Company expects that additional contributions to the subsidiaries will be required if operating losses are incurred in 1999. Further, additional capital contributions may be required if there is an increase in the nonadmissible assets of the Company's subsidiaries or a need for reserve strengthening as the result of regulatory action or otherwise. See "Business - Government Regulation".

      On February 6, 1998, the Company issued a $100 million senior secured increasing rate note due February 6, 1999 ("Bridge Note") and on March 30, 1998, issued an additional $100 million Bridge Note, pursuant to a Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, as amended on March 30, 1998. The Company used the proceeds of the Bridge Notes to make a portion of the above described contributions to its HMO subsidiaries, to pay expenses in connection with the issuance of the Bridge Notes and for general corporate purposes. The Bridge Notes were redeemed as part of the financing described below.

      Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC ("TPG", together with the investors thereunder, the "Investors"), the Investors, on May 13, 1998, purchased $350 million in redeemable Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. The Preferred Stock and Warrants were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act, which provides an exemption for transactions not involving any public offering. In determining that such exemption was available, the Company relied on, among other things, the facts that the Preferred Stock and Warrants were being issued through direct communication only to a limited number of sophisticated investors having knowledge and access to information regarding the Company and that the certificates evidencing such Preferred Stock and Warrants bear a legend restricting transfer in nonregistered transactions. Dividends on the Preferred Stock may be paid in kind for the first two years. The Warrants have an exercise price of $17.75, which represents a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998. The exercise price will become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ended December 31, 1998, if such adjustment would reduce the exercise price.

      The Preferred Stock was originally issued as 245,000 shares of Series A and 105,000 shares of Series B. The Series A Preferred Stock carried a cash dividend of 8% per annum, payable quarterly, provided that prior to May 13, 2000, the Series A Preferred Stock accumulated dividends at a rate of 8.243216% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the option of the Company. The Series A Preferred Stock was issued with Series A Warrants to purchase 15,800,000 shares of common stock, or approximately 19.9% of the then outstanding voting power of Oxford's common stock. The Series A Preferred Stock had approximately 16.6% of the combined voting power of Oxford's then outstanding common stock and the Series A Preferred Stock. The Series B Preferred Stock, which was originally issued with Series B Warrants to purchase nonvoting junior participating preferred stock, was nonvoting and carried a cash dividend of 9% per annum, payable quarterly, provided that prior to May 13, 2000, the Series B Preferred Stock accumulated dividends at a rate of 9.308332% per annum, payable annually in cash or additional shares of Series B Preferred Stock, at the option of the Company. The Preferred Stock was not redeemable by the Company prior to May 13, 2003. Thereafter, subject to certain conditions, the Series A and Series B Preferred Stock were each redeemable at the option of the Company at a redemption price of $1,000 per share (in each case, plus accrued and unpaid dividends), and were subject to mandatory redemption at the same price on May 13, 2008. The Series A Warrants and the Series B Warrants expire on the earlier May 13, 2008 or redemption of the related series of Preferred Stock. The Warrants are detachable from the Preferred Stock. With respect to dividend rights, the Series A and Series B Preferred Stock rank on a parity with each other and prior to the Company's common stock. On August 28, 1998, the Company held its annual shareholders meeting at which its shareholders approved the vesting of voting rights in respect of the Series B Preferred Stock and the issuance, subject to adjustment, of up to 6,730,000 shares of common stock upon exercise of the Series B Warrants. This approval resulted in the reduction of the dividend on the Series B Preferred Stock to 8% (8.243216% prior to May 13, 2000) and an increase in the voting rights of TPG to 22.1% of the combined voting power of the Company's outstanding common stock and Series A and Series B Preferred Stock.

      On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with TPG, its affiliates and others to make an adjustment of the dividends payable among the shares of Series A Preferred Stock and Series B Preferred Stock in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus
0.061824118367 share of Series D Preferred Stock representing dividends on the Series

A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock except that the Series E Preferred Stock accumulates cash dividends at a rate of 14.00% per annum, payable quarterly, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2000, the holders of the Series D Preferred Stock may only use to pay the exercise price of the Warrants a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration for the Warrants by the holders. With respect to dividend rights, the Series D and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

      The aggregate cost to the Company of dividends on the Series D Preferred Stock and Series E Preferred Stock is the same as the aggregate cost to the Company of dividends on the Series A Preferred Stock and Series B Preferred Stock. The respective voting rights of the holders of the Series A Preferred Stock and Series B Preferred Stock have not changed as the result of the exchange of such shares for shares of Series D Preferred Stock and Series E Preferred Stock.

      Simultaneously with the consummation of the Investment Agreement, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005. The Senior Notes were issued in a private placement to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the initial purchasers, who agreed to sell the Senior Notes only to "qualified institutional buyers", as defined in Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A, or outside the United States in accordance with Regulation S under the Securities Act. DLJ received $6,000,000 in discounts and commissions in connection with the initial purchase of the Senior Notes. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. At any time on or before May 15, 2001, the Company may redeem for cash up to 33 1/3% of the original aggregate principal amount of the Senior Notes at a redemption price of 111% of the principal amount thereof, in each case, plus any accrued and unpaid interest thereon to the redemption date, with the net proceeds of a public equity offering provided that at least 66 2/3% of the original aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. After May 15, 2002, the Senior Notes will be subject to redemption for cash at the option of the Company, in whole or in part, at a redemption prices ranging from 105.5% of face amount beginning May 15, 2002 to 100% on and after May 15, 2004.

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

      Also simultaneously with the transactions described above, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock for an aggregate purchase price of $10 million pursuant to his employment agreement. The common stock issued to Dr. Payson was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act, which provides an exemption for transactions not involving any public offering.

      The aggregate proceeds of the above Financing of $710 million were utilized, in part, to retire the Bridge Notes, make capital contributions to certain regulated subsidiaries and pay fees and expenses approximating $39 million related to the transactions. The balance has been and will be used for future subsidiary capital contributions, as necessary, and for general corporate purposes. The Company believes that the above described proceeds will be sufficient to finance the capital needs referred to previously and to provide additional capital for losses or contingencies in excess of the Company's current expectations. However, there can be no assurance that such proceeds will be sufficient to finance such capital needs and to provide additional capital for losses or contingencies in excess of the Company's current expectations.

Year 2000 Readiness

      The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000" date conversion and is continuing to carry out the implementation plan to resolve the Year 2000 date issue which it developed as a result of the assessment. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing and will utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has divided its Year 2000 compliance program into the following phases: assessment, planning, remediation and testing. As of December 31, 1998, the Company was 80% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs within particular time frames in order to avoid disruption of the Company's operations. These time frames include certain dates throughout 1999. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

      The Company is communicating with certain material vendors to determine the extent to which the Company may be vulnerable to such vendors' failure to resolve their own Year 2000 issues. The Company is attempting to mitigate its risk with respect to the failure of such vendors to be Year 2000 compliant by, among other things, requesting project plans, status reports and Year 2000 compliance certifications or written assurances from its material vendors, including certain software vendors, business partners, landlords and suppliers. The effect of such vendors' noncompliance, if any, is not reasonably estimable at this time.

      The Company is required to submit periodic reports regarding Year 2000 compliance to certain of the regulatory authorities which regulate its business. The Company is in compliance with such Year 2000 reporting requirements. Such regulatory authorities have also asked the Company to submit to certain audits regarding its Year 2000 compliance.

      The Company is in the process of completing the modifications of its computer systems to accommodate the Year 2000 and will undertake testing to ensure its systems and applications will function properly after December 31, 1999. The Company currently expects this modification and testing to be completed in a time frame to avoid any material adverse effect on operations. The Company has deferred certain other information technology initiatives to concentrate on its Year 2000 compliance efforts but the Company believes that such deferral is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations. The Company's inability to complete Year 2000 modifications on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

      The Company expects to incur associated expenses of approximately $5 million in 1999 to complete this effort. As of December 31, 1998, the Company had incurred approximately $9.8 million of expenses in connection with its Year 2000 compliance efforts. The costs of the project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimate, which include assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

      The Company has contracted with an external consulting firm to assist in the generation of a Year 2000 contingency plan in the event compliance is not achieved. In connection therewith, the Company has begun to identify reasonably likely scenarios which could arise in the event of the Company's Year 2000 noncompliance. The Company has completed a contingency strategy and will develop detailed plans to support this strategy. The Company expects to be substantially complete with these detailed plans by the second quarter of 1999. However, there can be no assurance that this contingency plan will be completed on a timely basis or that such a plan will protect the Company from experiencing a material adverse effect on its financial condition or results of operations.

      Potential consequences of the Company's failure to timely resolve its Year 2000 issues could include, among others: (i) the inability to accurately and timely process claims, enroll and bill groups and members, pay providers, record and disclose accurate data and perform other core functions; (ii) increased scrutiny by regulators and breach of contractual obligations; and (iii) litigation in connection therewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's consolidated balance sheet as of December 31, 1998 includes a significant amount of assets whose fair values are subject to market risk. Since the substantial portion of the company's investments are in fixed rate debt securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rate risk is managed within a tight duration band, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of December 31, 1998 by approximately $23.3 million, while a 200 basis points increase in rates would decrease the value of such investments by approximately $45.9 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of December 31, 1998 by approximately $22.4 million, while a 200 basis points decrease in rates would increase the value of such investments by approximately $45.7 million. The Company's investment in equity securities as of December 31, 1998 was not significant. The foregoing valuation estimates were based upon industry calculations of security durations and convexities as provided by such third party vendors as Bloomberg and Yield Book. Due to the fact that durations and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in-line with the estimated values.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See Index to Consolidated Financial Statements and Schedules on page 52.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Effective June 2, 1998, the Company dismissed KPMG LLP as the independent auditors of the Company. At the same time, the Company selected the firm of Ernst & Young LLP to serve as the independent auditors of the Company. The reports of KPMG LLP on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. This change in auditors was approved by the Audit Committee of the Board of Directors of the Company. During the Company's two most recent fiscal years and through June 2, 1998, there were no disagreements with KPMG LLP concerning accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference thereto in their report on the financial statements for such years, and there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company provided KPMG LLP with a copy of the disclosure contained herein and has requested that KPMG LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated June 9, 1998, is filed as an exhibit to the Company's Form 8-K filed on June 9, 1998 with the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Items 10 through 13 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits and Financial Statement Schedules

      1. All financial statements - see Index to Consolidated Financial Statements and Schedules on page 52.

      2. Financial statement schedules - see Index to Consolidated Financial Statements and Schedules on page 52.

      3.    Exhibits - see Exhibit Index on page 87.

(b)   Reports on Form 8-K

     In a report on Form 8-K dated October 2, 1998 and filed on October 5, 1998, the Company reported under Item 5 "Other Events" its exit from a portion of the Medicare market.

     In a report on Form 8-K dated and filed on October 14, 1998, the Company reported under Item 5 "Other Events" its agreement to sell its Pennsylvania subsidiary to Health Risk Management, Inc. for $10.4 million.

     In a report on Form 8-K dated and filed on October 30, 1998, the Company reported under Item 5 "Other Events" its earnings press release for the third quarter of 1998.

     In a report on Form 8-K dated and filed on November 19, 1998, the Company reported under Item 5 "Other Events" an amendment to its agreement with TPG Partners, L.P. (the "Investor") permitting principals of the Investor to purchase up to an aggregate of 2,000,000 shares of the Company's common stock.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1999.

                                        OXFORD HEALTH PLANS, INC.

                                        By: /s/ NORMAN C. PAYSON
                                            ---------------------------------
                                            NORMAN C. PAYSON, M.D.
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and, in the capacities indicated on March 18, 1999.

         SIGNATURE                                         TITLE


/s/ NORMAN C. PAYSON                             Principal Executive Officer
--------------------------------------
    NORMAN C. PAYSON, M.D.


/s/ YON Y. JORDEN                                Principal Financial Officer
--------------------------------------
    YON Y. JORDEN


/s/ KURT B. THOMPSON                             Principal Accounting Officer
--------------------------------------
    KURT B. THOMPSON


/s/ ROBERT B. MILLIGAN, JR                       Director
--------------------------------------
    ROBERT B. MILLIGAN, JR.


/s/ DAVID BONDERMAN                              Director
--------------------------------------
    DAVID BONDERMAN


/s/ JONATHAN T. COSLET                           Director
--------------------------------------
    JONATHAN T. COSLET


/s/ JAMES G. COULTER                             Director
--------------------------------------
    JAMES G. COULTER


/s/ FRED F. NAZEM                                Director
--------------------------------------
    FRED F. NAZEM


/s/ MARCIA J. RADOSEVICH                         Director
--------------------------------------
    MARCIA  J. RADOSEVICH, PH.D.


/s/ BENJAMIN H. SAFIRSTEIN                       Director
--------------------------------------
    BENJAMIN H. SAFIRSTEIN, M.D.


/s/ THOMAS A. SCULLY                             Director
--------------------------------------
    THOMAS A. SCULLY


/s/ KENT J. THIRY                                Director
--------------------------------------
    KENT J. THIRY


                                                 Director
--------------------------------------
    STEPHEN F. WIGGINS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                      PAGE
                                                                                      ----
Independent Auditors' Reports ...................................................      53
Consolidated Balance Sheets as of December 31, 1998 and 1997 ....................      55
Consolidated Statements of Operations for the years ended December 31, 1998, 1997
   and 1996 .....................................................................      55
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive
   Earnings (Loss) for the years ended December 31, 1998, 1997 and 1996 .........      57
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
   and 1996 .....................................................................      58
Notes to Consolidated Financial Statements ......................................      60

Independent Auditors' Reports on Financial Statement Schedules ..................      80
Financial Statement Schedules:

I  Condensed Financial Information of Registrant ................................      85
II Valuation and Qualifying Accounts ............................................      86

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

   We have audited the consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                       Ernst & Young LLP

Stamford, Connecticut
March 9, 1999

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

   We have audited the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                       KPMG LLP

Stamford, Connecticut
February 23, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                      (In thousands, except share amounts)

                                     ASSETS
Current assets:                                                                      1998                1997
-------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                 $   237,717         $     4,141
    Investments - available-for-sale, at market value                             922,990             635,743
    Premiums receivable, net                                                      110,254             275,646
    Other receivables                                                              36,540              42,517
    Prepaid expenses and other current assets                                       9,746              10,097
    Refundable income taxes                                                            --             120,439
    Deferred income taxes                                                          43,385              38,092
-------------------------------------------------------------------------------------------------------------
        Total current assets                                                    1,360,632           1,126,675

Property and equipment, net                                                       112,941             147,093
Deferred income taxes                                                              94,182              86,406
Restricted investments - held-to-maturity, at amortized cost                       44,798                  --
Other noncurrent assets                                                            25,197              29,927
-------------------------------------------------------------------------------------------------------------
        Total assets                                                          $ 1,637,750         $ 1,390,101
=============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Medical costs payable                                                     $   850,197         $   762,959
    Trade accounts payable and accrued expenses                                    176,833            144,264
    Unearned premiums                                                             105,993             124,603
    Current portion of capital lease obligations                                   15,938                  --
    Deferred income taxes                                                           2,228               9,059
-------------------------------------------------------------------------------------------------------------
        Total current liabilities                                               1,151,189           1,040,885

Long-term debt                                                                    350,000                  --
Obligations under capital leases                                                   18,850                  --
Redeemable preferred stock                                                        298,816                  --

Shareholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 2,000,000 shares;
      none issued and outstanding                                                      --                  --
    Common stock, $.01 par value, authorized 400,000,000 shares;
      issued and outstanding 80,515,872 in 1998 and 79,474,439 in 1997
                                                                                      805                 795
    Additional paid-in capital                                                    506,243             437,653
    Accumulated deficit                                                          (692,290)            (95,498)
    Accumulated other comprehensive earnings                                        4,137               6,266
-------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)                  $ 1,637,750         $ 1,390,101
=============================================================================================================


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996
                    (In thousands, except per share amounts)


                                                                                    1998                1997                1996
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned                                                             $ 4,612,328         $ 4,167,224         $ 3,022,168
    Third-party administration, net                                                  17,838              12,592              10,401
    Investment and other income, net                                                 89,245              71,448              42,620
-----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                              4,719,411           4,251,264           3,075,189
-----------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                                          4,321,737           3,916,742           2,421,167
    Marketing, general and administrative                                           772,015             737,425             477,373
    Interest and other financing charges                                             57,090              11,118                  --
    Restructuring charges and provision for loss on government contracts            145,457                  --                  --
    Unusual charges                                                                  38,341              41,618                  --
-----------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                              5,334,640           4,706,903           2,898,540
-----------------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                                          (615,229)           (455,639)            176,649

Equity in net loss of affiliate                                                          --              (1,140)             (4,600)
Gain on sale of affiliate                                                                --              25,168                  --
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                (615,229)           (431,611)            172,049
Income tax expense (benefit)                                                        (18,437)           (140,323)             72,426
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                (596,792)           (291,288)             99,623
Less preferred dividends and amortization                                           (27,668)                 --                  --
-----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares                               $  (624,460)        $  (291,288)        $    99,623
===================================================================================================================================

Earnings (loss) per common and common equivalent share:
      Basic                                                                     $     (7.79)        $     (3.70)        $      1.34
      Diluted                                                                   $     (7.79)        $     (3.70)        $      1.25

Weighted average common stock and common stock equivalents outstanding:
      Basic                                                                          80,120              78,635              74,285
      Effect of dilutive securities-stock options                                        --                  --               5,377
-----------------------------------------------------------------------------------------------------------------------------------
      Diluted                                                                        80,120              78,635              79,662
===================================================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)



                                                   Common Stock                                                      Accumulated
                                                 ------------------   Additional    Retained                           Other
                                                  Number     Par        Paid-In     Earnings    Comprehensive      Comprehensive
                                                 of Shares  Value       Capital     (Deficit)   Earnings (Loss)    Earnings (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                          34,390    $343     $ 116,639     $ 96,167                        $    6,884

Exercise of stock options                            2,965      30        21,200            -                                 -
Proceeds from public offering, net                   5,227      53       220,487            -                                 -
Tax benefit realized upon exercise of stock
     options                                             -       -        33,624            -                                 -
One-for-one stock dividend                          34,794     348         (348)            -                                 -
Net earnings                                             -       -            -        99,623        $  99,623                -
Appreciation in value of available-for-sale
    securities, net of deferred income taxes
                                                         -       -            -             -            3,120            3,120
                                                                                                     ---------
Comprehensive earnings                                                                               $ 102,743
                                                                                                     =========
-----------------------------------------------------------------------------------------------                -----------------
Balance at December 31, 1996                        77,376     774       391,602      195,790                            10,004

Exercise of stock options                            2,098      21        21,243            -                                 -
Tax benefit realized upon exercise of stock
     options                                             -       -        24,808            -                                 -
Net loss                                                 -       -             -     (291,288)       $(291,288)               -
Depreciation in value of available-for-sale
    securities, net of deferred income taxes             -       -             -            -           (3,738)          (3,738)
                                                                                                     ---------
Comprehensive earnings (loss)                                                                        $(295,026)
                                                                                                     =========
-----------------------------------------------------------------------------------------------                -----------------
Balance at December 31, 1997                        79,474     795       437,653     (95,498)                             6,266

Exercise of stock options                              397       4         2,651            -                                 -
Proceeds from sale of common stock                     645       6         9,994            -                                 -
Issuance of Series A and Series B preferred
    stock warrants                                       -       -        67,000            -                                 -
Compensatory stock grants under executive
    stock agreements                                     -       -        16,613            -                                 -
Preferred stock dividends and amortization
    of discount                                          -       -      (26,103)            -                                 -
Amortization of preferred stock issuance costs           -       -       (1,565)            -                                 -
Net loss                                                 -       -             -     (596,792)       $(596,792)               -
Depreciation in value of available-for-sale
    securities, net of deferred income taxes             -       -             -            -           (2,129)          (2,129)
                                                                                                     ---------
Comprehensive earnings (loss)                                                                        $(598,921)
                                                                                                     =========
-----------------------------------------------------------------------------------------------                -----------------
Balance at December 31, 1998                        80,516    $805    $ 506,243    $(692,290)                         $    4,137
===============================================================================================                =================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

Cash flows from operating activities:                                                 1998              1997              1996
---------------------------------------------------------------------------------------------------------------------------------
     Net earnings (loss)                                                          $  (596,792)      $  (291,288)      $    99,623
     Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
           Depreciation and amortization                                               67,141            61,045            42,886
           Noncash restructuring and unusual charges                                  101,547            41,618                --
           Deferred income taxes                                                      (18,437)          (75,279)          (13,196)
           Provision for doubtful accounts                                             60,209            25,000             4,505
           Equity in net loss of affiliate                                                 --             1,140             4,600
           Realized gain on sale of investments                                       (10,695)          (28,736)           (4,734)
           Gain on sale of affiliate                                                       --           (25,168)               --
           Other, net                                                                  13,289               245               480
           Changes in assets and liabilities, net of effect of acquisitions:
              Premiums receivable                                                     130,183            25,942          (223,353)
              Other receivables                                                         2,679           (18,320)          (11,083)
              Prepaid expenses and other current assets                                   351            (3,928)           (2,251)
              Medical costs payable                                                    62,238           116,387           323,851
              Trade accounts payable and accrued expenses                              33,802            84,967            14,764
              Income taxes payable/refundable                                         121,102          (123,624)           42,098
              Unearned premiums                                                       (18,610)           61,378            12,753
              Other, net                                                                5,511            (3,959)           (3,747)
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided (used) by operating activities                     (46,482)         (152,580)          287,196
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                                             (40,045)         (101,946)          (48,348)
     Purchases of available-for-sale securities                                    (1,353,403)         (589,690)         (794,099)
     Sales of available-for-sale securities                                           951,941           756,174           311,783
     Maturities of available-for-sale securities                                       41,547            34,621            33,298
     Acquisitions, net of cash acquired                                                (1,312)          (14,034)               --
     Investments in and advances to unconsolidated affiliates                          (5,410)          (19,842)          (18,597)
     Other, net                                                                         3,193            (1,986)              723
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided (used) by investing activities                    (403,489)           63,297          (515,240)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds of notes and loans payable                                              550,000                --                --
     Redemption of notes and loans payable                                           (200,000)               --                --
     Proceeds from issuance of preferred stock and warrants, net of expenses          338,148                --                --
     Proceeds from issuance of common stock                                            10,000                --           220,539
     Proceeds from exercise of stock options                                            2,655            21,264            21,215
     Debt issuance expenses                                                           (11,793)               --                --
     Payments under capital leases                                                     (5,463)               --                --
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                            683,547            21,264           241,754
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  233,576           (68,019)           13,710
Cash and cash equivalents at beginning of year                                          4,141            72,160            58,450
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $   237,717       $     4,141       $    72,160
=================================================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)
                                   (Continued)

                                                                                         1998            1997           1996
--------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and financing activities:
    Unrealized appreciation (depreciation) of short-term investments                  $ (4,255)        $  6,336        $  5,288
    Capital lease obligations incurred                                                   40,251              --              --
    Preferred stock dividends paid in-kind                                               18,548              --              --
    Amortization of preferred stock discount                                              7,555              --              --
    Amortization of preferred stock issuance expenses                                     1,565              --              --
    Tax benefit realized on exercise of stock options                                        --          24,808          33,624
    Sale of affiliate in a pooling-of-interests transaction                                  --          38,442              --
    One-for-one stock dividend                                                               --              --             348

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

   Oxford Health Plans, Inc. ("Oxford") is a regional health care company providing health care coverage in New York, New Jersey, Connecticut, New Hampshire, Florida and Pennsylvania. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates five health maintenance organizations ("HMOs"), three of which are qualified as Competitive Medical Plans, and an accident and health insurance company and offers a health benefits administrative service.

   Oxford's HMOs, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ"), Oxford Health Plans (CT), Inc. ("Oxford CT"), Oxford Health Plans (FL), Inc. and Oxford Health Plans (NH), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. ("OHI") has been granted a license to operate as an accident and health insurance company by the Department of Insurance in the states of New York, New Jersey, Connecticut, Florida and New Hampshire and in the Commonwealth of Pennsylvania. The Company anticipates that it will have ceased doing business in Pennsylvania, Florida, Illinois and New Hampshire by the end of 1999. Oxford also owns Oxford Health Plans (IL), Inc. ("Oxford IL") which is licensed by the Illinois Department of Insurance as an accident and health insurance company with authority to offer HMO products. However, Oxford ceased its Illinois operations in the third quarter of 1998.

   Oxford maintains a health care network of physicians and ancillary health care providers who have entered into formal contracts with Oxford. These contracts set reimbursement at fixed levels or under certain risk-sharing agreements and require adherence to Oxford's policies and procedures for quality and cost-effective treatment.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Principles of consolidation. The consolidated financial statements include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries ("the Company"). All intercompany balances have been eliminated in consolidation. The Company's investment in Health Partners, Inc. was accounted for using the equity method until its disposal in October 1997 (see note 12).

   (b) Premium revenue. Membership contracts are generally on a yearly basis subject to cancellation by the employer group or Oxford upon 30 days written notice. Premiums are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of amounts estimated for termination of members and groups. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts of $37.7 million in 1998 and $6.5 million in 1997. Unearned premiums represent the portion of premiums received for which Oxford is not obligated to provide services until a future date.

   (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing agreements.

   Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported or paid claims. The Company estimates the amount of the provision for incurred but not reported or paid claims using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and incurred but not reported or paid claims are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements. Amounts advanced to providers for delayed claims, which are net of a valuation reserve of $35.0 million have been applied against medical claims payable in the accompanying balance sheet and aggregated approximately $139.5 million at

December 31, 1998. Management believes that the Company's reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

   Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates.

   (d) Reinsurance. Reinsurance premiums are reported as health care services expense, while related reinsurance recoveries are reported as deductions from health care services expense.

   (e) Cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

   (f) Investments. Investments are classified as either available-for-sale or held-to-maturity. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized costs. The Company has determined that all other investments might be sold prior to maturity to support its investment strategies. Accordingly, these other investments are classified as available for sale and are stated at fair value based on quoted market prices. Unrealized gains and losses on available for sale investments are excluded from earnings and are reported in accumulated other comprehensive earnings (loss), net of income tax effects. Realized gains and losses are determined on a specific identification basis and are included in results of operations.

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

   (h) Intangible assets. Intangible assets resulting from business acquisitions are carried at cost and currently amortized over a period of five years. At each balance sheet date, the Company evaluates the recoverability of acquisition-related intangible assets based on expectations of nondiscounted cash flows of the acquired entity. The Company had no intangible assets recorded as of December 31, 1998 or 1997.

   (i) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax assets to the amount that is expected to more likely than not be realized.

   (j) Impairment of long-lived assets and assets to be disposed of. The Company reviews assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net nondiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   (k) Earnings per share. Basic earnings per share is calculated on the weighted-average number of common shares outstanding. Diluted earnings per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options and warrants outstanding. All prior period amounts have been restated to reflect these calculations. Both basic and diluted earnings per share give retroactive effect to the two-for-one stock split in 1996.

   Options to purchase 15.3 million shares of common stock and preferred stock warrants to purchase 22.5 million shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the Company had a net loss for 1998 and their inclusion would have been antidilutive.

   (l) Stock option plans. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 9).

   (m) Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

   (n) Use of estimates. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   (o) Reclassifications. Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1998 presentation.

   (p) Adoption of New Accounting Standards. The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive earnings (loss) and its components. The adoption of this statement had no impact on the Company's net income or shareholder's equity. SFAS No. 130 requires unrealized gains or losses, net of taxes, on the Company's available for sale securities which, prior to adoption, were reported separately in shareholders' equity, to be included in other comprehensive earnings.

      The changes in value of available for sale securities as reported in the consolidated statements of shareholders' equity (deficit) and comprehensive earnings (loss) include unrealized holding losses on available for sale securities of $6.4 million, $22.4 million and $10.0 million, reduced by the tax effects of $1.6 million, $7.5 million and $4.1 million in 1998, 1997 and 1996, respectively, and reclassification adjustments of $10.7 million, $28.7 million and $4.7 million, reduced by the tax effects of $3.7 million, $10.1 million and $1.9 million in 1998, 1997 and 1996, respectively.

   The Company has adopted the standards associated with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". Management evaluates its operating performance as a single segment. Therefore, the Company has not included the additional disclosures required by SFAS No. 131. Adoption of this accounting standard has no impact on the Company's financial position or net income.

   The Company has adopted the standards associated with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company does not invest in derivative instruments or use hedging activities. The adoption of this accounting standard has no impact on the Company's financial position or results of operations.

   The Company is required to adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective January 1, 1999. The Company's current practice in accounting for costs of software developed or obtained for internal use is consistent with those required by the statement.

(3) INVESTMENTS

   The following is a summary of marketable securities as of December 31, 1998 and 1997:

                                                                               Gross            Gross
(In thousands)                                              Amortized        Unrealized       Unrealized         Fair
December 31, 1998:                                            Cost              Gains           Losses           Value
-----------------------------------------------------------------------------------------------------------------------
    Available-for-sale:
      U.S. government obligations                           $585,028          $ 4,568          $1,673          $587,923
      Corporate obligations                                  331,596            3,688             218           335,066
-----------------------------------------------------------------------------------------------------------------------
        Total debt securities                                916,624            8,256           1,891           922,989
      Equity securities                                            1               --              --                 1
-----------------------------------------------------------------------------------------------------------------------
        Total short-term investments                        $916,625          $ 8,256          $1,891          $922,990
=======================================================================================================================

    Held-to-maturity - U.S. government obligations          $ 44,798          $ 1,028          $   --          $ 45,826
=======================================================================================================================

December 31, 1997-all available-for-sale:
      U.S. government obligations                           $252,817          $ 1,863          $  256          $254,424
      Corporate obligations                                  140,434            1,276             307           141,403
      Municipal tax-exempt bonds                             171,037            2,425              35           173,427
-----------------------------------------------------------------------------------------------------------------------
        Total debt securities                                564,288            5,564             598           569,254
      Equity securities                                       60,834            6,027             372            66,489
-----------------------------------------------------------------------------------------------------------------------
        Total short-term investments                        $625,122          $11,591          $  970          $635,743
=======================================================================================================================


   The amortized cost and estimated fair value of marketable debt securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                                                     Available-for-Sale              Held-to-Maturity
                                                                ------------------------------------------------------------
                                                                   Amortized          Fair        Amortized         Fair
(In thousands)                                                        Cost            Value          Cost          Value
----------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                               $ 74,139       $ 74,448       $  3,229       $  3,242
Due after one year through five years                                  811,330        816,669         41,569         42,584
Due after five years through ten years                                  31,156         31,873
                                                                                                          --             --
============================================================================================================================
    Total                                                             $916,625       $922,990       $ 44,798       $ 45,826
============================================================================================================================

Certain information related to marketable securities is as follows:


(In thousands)                                                                         1998           1997           1996
----------------------------------------------------------------------------------------------------------------------------
Proceeds from sale or maturity of available-for-sale securities                      $993,488       $790,795       $345,081
Proceeds from sale or maturity of held-to-maturity securities                           3,500             --             --
============================================================================================================================
Total proceeds from sale or maturity of marketable securities                        $996,988       $790,795       $345,081
============================================================================================================================

Gross realized gains on sale of available-for-sale securities                        $ 19,986       $ 36,615       $  9,036
Gross realized losses on sale of available-for-sale securities                         (9,291)        (7,879)        (4,302)
============================================================================================================================
Net realized gains on sale of marketable securities                                  $ 10,695       $ 28,736       $  4,734
============================================================================================================================

Net unrealized gain (loss) on available-for-sale securities included
    in comprehensive earnings (loss)                                                $  (4,255)      $ (6,336)       $  5,288
Deferred income tax expense (benefit)                                                  (2,126)        (2,598)          2,168
============================================================================================================================
Other comprehensive earnings (loss)                                                 $  (2,129)      $ (3,738)       $  3,120
============================================================================================================================

(4)  INCOME TAXES

Income tax expense (benefit) consists of:

(In thousands)                                                                       Current      Deferred         Total
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
    Federal                                                                               --     $ (14,371)     $  (14,371)
    State and local                                                                       --        (4,066)         (4,066)
===========================================================================================================================
      Total                                                                               --     $ (18,437)     $  (18,437)
===========================================================================================================================

Year ended December 31, 1997:
    Federal                                                                        $ (68,604)    $ (78,577)     $ (147,181)
    State and local
                                                                                       3,560         3,298           6,858
===========================================================================================================================
      Total                                                                        $ (65,044)    $ (75,279)     $ (140,323)
===========================================================================================================================

Year ended December 31, 1996:
    Federal                                                                        $  64,358     $ (10,093)     $   54,265
    State and local
                                                                                      21,264        (3,103)         18,161
===========================================================================================================================
      Total                                                                        $  85,622     $ (13,196)     $   72,426
===========================================================================================================================

   For the year ended December 31, 1998, cash refunds, net of cash taxes paid, were $113.0 million. For the years ended December 31, 1997 and 1996, cash payments for income taxes, net of refunds received, were $66.9 million and $51.9 million, respectively.

   Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings (loss) before income taxes as a result of the following:

(In thousands)                                                       1998                    1997                   1996
------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory tax rate              $(217,415)              $(151,064)              $ 60,217
Write-off of goodwill                                                  --                   9,895                     --
State and local income taxes, net of
    federal income tax benefit                                    (44,073)                  4,458                 11,805
Nontaxable gain on sale of affiliate                                   --                  (4,104)                    --
Equity in net loss of affiliate                                        --                     399                  1,610
Tax-exempt interest on municipal bonds                             (1,060)                 (2,484)                (1,630)
Change in valuation allowance - federal
                                                                  242,632                      --                     --
Other, net                                                          1,479                   2,577                    424
------------------------------------------------------------------------------------------------------------------------
Actual income tax expense (benefit)                             $ (18,437)              $(140,323)              $ 72,426
========================================================================================================================

   The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1998 and 1997 are as follows:

(In thousands)                                                          1998                    1997
----------------------------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                               $ 256,024               $  99,895
    Medical costs payable                                             15,357                  16,440
    Allowance for doubtful accounts                                   18,804                  11,799
    Unearned premiums                                                  9,088                  10,509
    Trade accounts payable and accrued expenses                       20,298                   8,361
    Write-down of investment in affiliate                             19,402                   5,618
    Property and equipment                                             6,750                   3,404
    Restructuring related                                             64,712                      --
    Other                                                              9,730                   5,368
----------------------------------------------------------------------------------------------------
      Total gross deferred assets                                    420,165                 161,394
    Less valuation allowances                                       (282,598)                (36,896)
----------------------------------------------------------------------------------------------------
      Total deferred tax assets                                      137,567                  124,498
----------------------------------------------------------------------------------------------------

Deferred tax liabilities:
    Unrealized appreciation of short-term investments                  2,228                   4,354
    Gain on sale of affiliate                                             --                   4,705
----------------------------------------------------------------------------------------------------
      Total deferred tax liabilities                                   2,228                   9,059
----------------------------------------------------------------------------------------------------
      Net deferred tax assets                                      $ 135,339               $ 115,439
====================================================================================================


   The Company has established a valuation allowance related to certain net operating losses and the effect of the Company's net tax deductible temporary differences. Based on the results of operations, management does not currently believe that such tax benefits relating to losses incurred subsequent to the first quarter of 1998 are more likely than not to be realized in the foreseeable future. Accordingly, the Company has provided a full valuation allowance for tax benefits generated subsequent to the first quarter of 1998. Based on management's assessment of the progress to date in its turnaround plan, together with projections of future performance, management currently believes that it is more likely than not that deferred tax benefits recorded prior to April 1998 will be realized. However, the Company will continue to monitor its tax position throughout the implementation of its turnaround plan to determine whether such deferred tax benefits will require an additional valuation allowance or adjustment. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $320 million.

   As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $600 million, which will begin to expire in 2012

(5) PROPERTY AND EQUIPMENT

   Property and equipment, net of accumulated depreciation is as follows:

                                                                   As of December 31,
                                                          ----------------------------------
(In thousands)                                                1998                      1997
--------------------------------------------------------------------------------------------
Land and buildings                                       $     230                 $   2,313
Furniture and fixtures                                      31,747                    32,298
Equipment                                                  204,249                   176,803
Leasehold improvements                                      37,146                    61,605
--------------------------------------------------------------------------------------------
    Property and equipment, gross                          273,372                   273,019
Accumulated depreciation and amortization                 (160,431)                 (125,926)
--------------------------------------------------------------------------------------------
    Property and equipment, net                          $ 112,941                 $ 147,093
============================================================================================

   Depreciation and amortization of property and equipment aggregated $63.7 million in 1998, $57.9 million in 1997 and $40.3 million in 1996.

(6)   DEBT

Long-term debt at December 31, 1998 consists of the following:

(In thousands)                                                           1998
--------------------------------------------------------------------------------
11% Senior Notes due 2005                                               $200,000
Term Loan due 2003                                                       150,000
--------------------------------------------------------------------------------
   Total long-term debt                                                 $350,000
================================================================================

   Simultaneously with the consummation of the agreement with TPG described in note 7, the Company issued $200 million principal amount of 11% Senior Notes due May 15, 2005 (the "Senior Notes"). The Senior Notes were issued in a private placement to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the initial purchaser, who agreed to sell the Senior Notes only to "qualified institutional buyers", as defined in Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A, or outside the United States in accordance with Regulation S under the Securities Act. DLJ received $6,000,000 in discounts and commissions in connection with the initial purchase of the Senior Notes. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semiannually on May 15 and November 15 of each year commencing November 15, 1998.

   At any time on or before May 15, 2001, the Company may redeem for cash up to 33 1/3% of the original aggregate principal amount of the Senior Notes at a redemption price of 111% of the principal amount thereof, in each case plus any accrued and unpaid interest thereon to the redemption date, with the net proceeds of a public equity offering provided that at least 66 2/3% of the original aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. After May 15, 2002, the Senior Notes will be subject to redemption for cash at the option of the Company, in whole or in part, at redemption prices ranging from 105.5% of face amount beginning May 15, 2002 to 100% on and after May 15, 2004.

   The Senior Notes indenture provides that upon the occurrence of a change of control (as defined), each holder of Senior Notes will have the right to require the Company to repurchase all or any part of such holder's Senior Notes pursuant to the offer described therein at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of purchase. The indenture also contains covenants for the benefit of the holders of Senior Notes that, among other things, restrict the ability of the Company to pay any dividend or make any payment or distribution or incur additional indebtedness.

   At the same time, the Company entered into a Term Loan Agreement that provided for a new $150 million senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan, there are no scheduled principal payments. The Term Loan provides for mandatory prepayments in certain circumstances and bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%. As of December 31, 1998, the interest rate on the Term Loan was 9.335%. Interest is payable semiannually on May 15 and November 15 each year commencing November 15, 1998. The Term Loan is secured by a perfected first priority security interest in substantially all of the assets of the Company. The Term Loan contains covenants that, among other things, restrict the ability of the Company to pay any dividend or make any payment or distribution or incur additional indebtedness.

   The costs incurred in connection with the issuance of the Senior Notes and Term Loan, aggregating approximately $7.1 million and $4.7 million, respectively, have been capitalized and are being amortized over periods of seven years and five years, respectively.

   On February 6, 1998, the Company issued a $100 million senior secured increasing rate note due February 6, 1999 ("Bridge Note") and on March 30, 1998 issued an additional $100 million Bridge Note, pursuant to a Bridge Securities Purchase Agreement, dated February 6, 1998 as amended on March 30, 1998 (the "Bridge

Agreement"). The Bridge Notes bore interest at prime plus 2.5% per annum during the first three months, and thereafter the spread over prime increased by 0.5% every three months; provided, however that the per annum interest rate would not be less than 10.5%, nor more than 17%. The Company used the proceeds of the Bridge Notes to make capital contributions to certain of its HMO subsidiaries, to pay for expenses in connection with the issuance of the Bridge Notes and for general corporate purposes. The Company capitalized the costs of $9.9 million incurred in the issuance of the Bridge Notes, and these costs were to be amortized over the life of the Bridge Notes. The capitalized debt issuance costs were written off on May 13, 1998 due to extinguishment of the Bridge Notes using funds obtained through the financings referred to above and in note 7.

   The Company made cash payments for interest expense on indebtedness and delayed claims aggregating approximately $38.7 million in 1998 and $5.3 million in 1997.
No payments for interest expense were made in 1996.

(7)  REDEEMABLE PREFERRED STOCK

   Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC ("TPG", together with the investors thereunder, the "Investors"), the Investors, on May 13, 1998, purchased $350 million in redeemable Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. The Preferred Stock and Warrants were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act, which provides an exemption for transactions not involving any public offering. In determining that such exemption was available, the Company relied on, among other things, the facts that the Preferred Stock and Warrants were being issued through direct communication only to a limited number of sophisticated investors having knowledge and access to information regarding the Company and that the certificates evidencing such Preferred Stock and Warrants bear a legend restricting transfer in non-registered transactions. Dividends on the Preferred Stock may be paid in kind for the first two years. The Warrants have an exercise price of $17.75, which represents a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998. The exercise price will become 115% of the average trading price of Oxford common stock for the 20 trading days following the filing of the Company's annual report on Form 10-K for the year ended December 31, 1998, if such adjustment would reduce the exercise price.

   The Preferred Stock was originally issued as 245,000 shares of Series A and 105,000 shares of Series B. The Series A Preferred Stock carried a cash dividend of 8% per annum, payable quarterly, provided that prior to May 13, 2000, the Series A Preferred Stock accumulated dividends at a rate of 8.243216% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the option of the Company. The Series A Preferred Stock and was issued with Series A Warrants to purchase 15,800,000 shares of common stock, or approximately 19.9% of the then outstanding voting power of the Company's common stock. The Series A Preferred Stock had approximately 16.6% of the combined voting power of the Company's then outstanding common stock and the Series A Preferred Stock. The Series B Preferred Stock, which was originally issued with Series B Warrants to purchase nonvoting junior participating preferred stock, was nonvoting and carried a cash dividend of 9% per annum, payable quarterly, provided that prior to May 13, 2000, the Series B Preferred Stock accumulated dividends at a rate of 9.308332% per annum, payable annually in cash or additional shares of Series B Preferred Stock, at the option of the Company. The terms of the agreement prohibit the Company from paying cash dividends on its common stock. The Preferred Stock was not redeemable by the Company prior to May 13, 2003. Thereafter, subject to certain conditions, the Series A and B Preferred Stock were each redeemable at the option of the Company at a redemption price of $1,000 per share (in each case, plus accrued and unpaid dividends), and were subject to mandatory redemption at the same price on May 13, 2008. The Series A and Series B Warrants expire on the earlier of May 13, 2008 or redemption of the related series of Preferred Stock. The Warrants are detachable from the Preferred Stock. The carrying value of the Preferred Stock has been reduced in the financial statements by the value of the Warrants, estimated to be approximately $67 million at the date of issuance. This amount has been added to additional paid-in capital and is being amortized using the interest method over five years. The costs incurred in connection with the issuance of the Preferred Stock aggregated approximately $11.9 million and have been charged against the Preferred Stock in the accompanying balance sheet. Such costs will be amortized over a period of five years. With respect to dividend rights, the Series A and Series B Preferred Stock rank on a parity with each other and prior to the Company's common stock. On August 28, 1998, the Company held its annual shareholders meeting at which its shareholders approved the vesting of voting rights in respect of the Series B Preferred Stock and the issuance, subject to adjustment, of up to 6,730,000 shares of common stock upon exercise of the Series B Warrants. This approval resulted in the reduction of the dividend on the Series B Preferred Stock to 8% (8.243216% prior to May 13,
2000) and an increase in the voting rights of TPG to approximately 22.1% of the combined voting power of the Company's then outstanding common stock and Series A and Series B Preferred Stock.

   Activity for redeemable preferred stock for the year 1998 is as follows:

(In thousands)                                                        Activity
-------------------------------------------------------------------------------
Balance at December 31, 1997                                          $      --
Issuance of preferred stock, net of                                     338,148
issuance expenses
Discount allocated to detachable warrants                               (67,000)
Amortization of discount                                                  7,555
Amortization of issuance expenses                                         1,565
Accrued  in-kind dividends                                               18,548
-------------------------------------------------------------------------------
Balance at December 31, 1998                                          $ 298,816
================================================================================

   On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with TPG, its affiliates and others to make an adjustment of the dividends payable among the shares of Series A Preferred Stock and Series B Preferred Stock in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus
0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13,2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may only use to pay the exercise price of the Warrants a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration for the Warrants by the holders. With respect to dividend rights, the Series D and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

   The aggregate cost to the Company of dividends on the Series D Preferred Stock and Series E Preferred Stock is the same as the aggregate cost to the Company of dividends on the Series A Preferred Stock and Series B Preferred Stock. The respective voting rights of the holders of the Series A Preferred Stock and Series B Preferred Stock have not changed as the result of the exchange of such shares for shares of Series D Preferred Stock and Series E Preferred Stock.

   Simultaneously with closing of the Investment Agreement, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock at an aggregate purchase price of

$10 million pursuant to his employment agreement. The common stock issued to Dr. Payson was issued without registration under the Securities Act in reliance on
Section 4(2) of the Securities Act, which provides an exemption for transactions not involving any public offering.

   The aggregate proceeds of $710 million related to the Senior Notes, Term Loan, common stock sale to Dr. Payson and the Investment Agreement were utilized, in part, to retire the previously outstanding Bridge Notes, make capital contributions to certain regulated subsidiaries and pay fees and expenses million related to the transactions. The balance has been and will be used for subsidiary capital contributions, as necessary, and for general corporate purposes.

(8)  COMMON STOCK

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

 (9) STOCK OPTION PLANS

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

   The Employee Plan provides for granting of nonqualified stock options and incentive stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from date of grant. The Employee Plan is administered by a committee consisting of five members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on date of grant. The Company's previous nonqualified employee stock option plan terminated in 1991, except as to options theretofore granted.

   The Independent Contractor Plan provides for granting of nonqualified stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from the date of grant. The Employee Plan is administered by a committee consisting of five members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on date of grant.

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

   Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

                                                                      Weighted-Average
                                                     Shares            Exercise Prices
--------------------------------------------------------------------------------------
Outstanding at January 1, 1996                     11,549,436             $11.65
Granted                                             1,518,176              42.58

Exercised                                          (3,368,208)              6.30
Cancelled                                            (407,592)             20.51
-------------------------------------------------------------
Outstanding at December 31, 1996                    9,291,812              18.25

Granted                                             3,332,186              72.58
Exercised                                          (2,098,157)             10.14
Cancelled                                            (319,012)             37.35
-------------------------------------------------------------
Outstanding at December 31, 1997                   10,206,829              37.06
Granted                                            11,810,173              12.95
Exercised                                            (397,103)              6.67
Cancelled/exchanged                                (6,319,168)             46.41
-------------------------------------------------------------
Outstanding at December 31, 1998                   15,300,731             $15.40
======================================================================================

Exercisable at December 31, 1998                    4,378,029             $16.80
======================================================================================

   As of December 31, 1998, there were 19,052,625 shares of common stock reserved for issuance under the plans, including 3,751,894 shares reserved for future grant. In addition, there were 22,530,000 shares of common stock reserved for issuance in connection with the warrants issued to TPG (see note 7).

   With the exception of the options described in the next paragraph, the Company, as of October 1, 1998, offered certain option holders the right to exchange unexercised options granted subsequent to January 10, 1995 and prior to December 2, 1997 for options equal to one-half the number of unexercised shares exchanged. Exercise prices of options granted during that period ranged from $21.22 per share to $85.812 per share. The options received in exchange were granted at the then current market value of $9.875 per share and vest over a period of three years. A total of 1,234,464 original option shares were exchanged. The Directors, the Chairman, the President, the Chief Executive Officer and certain Executive Vice Presidents were not permitted to participate in this exchange.

   On August 8, 1997, the Company granted a total of 3,162,436 options under the Employee Plan and the Independent Contractor Plan to employees and certain independent contractors of the Company with an exercise price of $74.00. As a consequence of the significant decrease in the market price of the Company's common stock in the fourth quarter of 1997, in order to ensure that options granted in 1997 provide a meaningful incentive to the grantees, the Board of Directors, on December 13, 1997, approved an option reissuance grant for employees and certain independent contractors. All of the Directors, the Chairman, the President, the Chief Executive Officer and Executive Vice Presidents (other than one Executive Vice President, who commenced employment in October 1997) were excluded from the reissuance grant. Under the reissuance grant, the grantees were offered the right to cancel options granted during 1997 and receive options to purchase the same number of shares so canceled with a grant date of January 2, 1998 and an exercise price of $17.125 per share.

   Under the terms of an employment agreement, Norman C. Payson, M.D., the Chief Executive Officer of the Company, was granted on February 23, 1998 a nonqualified stock option (the "Option") to purchase 2,000,000 shares of common stock at an exercise price of $15.52 per share and, in August 1998, a nonqualified stock option (the "Additional Option") was granted to purchase an additional 1,000,000 shares of Company common stock under the 1991 Stock Option Plan. The Option generally provides that 800,000 shares will vest on February 23, 1999, and that the remaining 1,200,000 shares will vest ratably on a monthly basis over the 36 month period ending February 23, 2002, provided in each case that Dr. Payson is employed by the Company on the applicable vesting date. The Option also provides for acceleration of vesting and extended exercisability periods in certain circumstances, including certain terminations of employment and a change in control (as defined in the Employee Plan) of the Company. The Additional Option has an exercise price equal to $6.0625, vests ratably over the four years from the date of grant, and is otherwise subject to the terms and conditions of the Employee Plan. The Additional Option also provides for accelerated vesting following a change in control (as defined in the Employee Plan). On March 30, 1998, another executive officer of the Company received a nonqualified option to acquire 800,000 shares of the Company's common stock at the then current market price.

   Information about fixed stock options outstanding at December 31, 1998, is summarized as follows:

                                                                           Weighted-
                                                       Weighted             Average
             Range of                Number            Average             Remaining
          Exercise Prices         Outstanding          Exercise Price   Contractual Life
          ---------------         -----------          --------------   ----------------
         $ 0.32   -  $ 10.31        5,562,771            $ 6.56           3.4 Years
          11.25   -    16.36        5,535,159             15.57           6.0 Years
          16.44   -    19.63        2,516,392             17.12           4.1 Years
          19.75   -    74.00        1,686,409             41.96           2.6 Years
                                  ==========
         $ 0.32   -  $ 74.00       15,300,731           $ 15.40           4.4 Years
         =======     =======       ==========           =======

   Information about fixed stock options exercisable at December 31, 1998, is summarized as follows:

                                                          Weighted
              Range of                Number              Average
           Exercise Prices         Outstanding          Exercise Price
       ------------------------   ---------------   --------------------
          $ 0.32   -  $ 10.31           1,592,032           $ 6.19
           11.25   -    16.36           1,675,159            16.16
           16.44   -    19.63             121,900            17.73
           19.75   -    74.00             988,938            34.86
                                        =========
          $ 0.32   -  $ 74.00           4,378,029          $ 16.80
          ======      =======           =========          ========

   The Company applies APB Opinion 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for grants under this plan consistent with the methodology of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)                                    1998           1997           1996
--------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable              As reported                 $ (624,460)    $ (291,288)       $ 99,623
   To common shares                           Pro forma                   $ (711,311)    $ (315,188)       $ 90,011

Basic earnings (loss) per share               As reported                   $  (7.79)      $  (3.70)        $  1.34
                                              Pro forma                     $  (8.88)      $  (4.01)        $  1.21

Diluted earnings (loss) per share             As reported                   $  (7.79)      $  (3.70)        $  1.25
                                              Pro forma                     $  (8.88)      $  (4.01)        $  1.13
--------------------------------------------------------------------------------------------------------------------

   The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $9.00, $40.03 and $19.58, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for any year; expected volatility of 72.94% in 1998, 69.56% in 1997 and 48.99% in 1996,
risk-free interest rates of 5.33% in 1998, 6.15% in 1997 and 6.5% in 1996; and expected lives of four years for all years.

   Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented for 1997 and 1996 because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

(10) LEASES

   Oxford leases office space and equipment under capital and operating leases. Rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996 was approximately $31.0 million, $22.6 million and $18.5 million, respectively. The Company's lease terms range from one to eleven years with certain options to renew. Certain lease agreements provide for escalation of payments which are based on fluctuations in certain published cost-of-living indices.

   Property held under capital leases at December 31, 1998 is summarized as follows:

(In thousands)                                                             1998
--------------------------------------------------------------------------------
Computer equipment                                                     $ 39,792
Other equipment                                                             459
--------------------------------------------------------------------------------
   Gross                                                                 40,251
Less accumulated amortization                                            (7,940)
--------------------------------------------------------------------------------
   Net capital lease assets                                            $ 32,311
================================================================================

   Future minimum lease payments required under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 were as follows:

                                                            Capital        Operating
(In thousands)                                               Leases          Leases
-------------------------------------------------------------------------------------
1999                                                       $ 17,837         $ 26,471
2000                                                         13,576           24,409
2001                                                          6,704           16,027
2002                                                             --           12,848
Thereafter                                                       --           23,848
------------------------------------------------------------------------------------
Total minimum future rental payments                         38,117         $103,603
                                                                            ========
Less amount representing interest                            (3,329)
--------------------------------------------------------------------
Present value of minimum lease payments                      34,788
Less current maturities                                     (15,938)
====================================================================
Obligations under capital leases                           $ 18,850
====================================================================

   The above amounts for operating leases are net of future minimum subrentals aggregating approximately $7.0 million.

(11) ACQUISITIONS

   As of August 1, 1997, the Company acquired all of the outstanding stock of Compass PPA, Incorporated, the holding company for a Chicago-based HMO for approximately $8.2 million in cash. The acquisition was recorded as a purchase and goodwill of approximately $24.1 million resulted. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, therefore, determined the carrying amount of its investment was not recoverable. Accordingly, the Company, as of December 31, 1997, wrote off the remaining unamortized goodwill of $23.4 million.

   On November 3, 1997, the Company acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, for approximately $5.3 million in cash. The acquisition was recorded as a purchase and resulted in goodwill of approximately $3.9 million. During 1998, the Company made an additional contingent payment of $1.3 million. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, therefore, determined that the carrying amount of its investment was not recoverable. Accordingly, the Company, wrote off the goodwill of $3.9 million in 1997 and the contingent payment of $1.3 million in 1998.

   These acquisitions were accounted for by the purchase method and have been included from the date of acquisition. The pro forma effects of the acquisitions on the consolidated results of operations for the years ended December 31, 1997 and 1996, assuming these acquisitions had occurred as of January 1, 1996, are not material and have not been presented.

(12) RELATED PARTY TRANSACTIONS

   In October 1997, the Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners") in a pooling of interests transaction. Health Partners was established to provide management and administrative services to physicians, medical groups and other providers of health care. The investment had been accounted for using the equity method. Under this method, the Company recognized losses of $1.1 million in 1997 and $4.6 million in 1996. The Company received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") with a market value as of the closing of approximately $76.4 million, resulting in a pretax gain at the time of closing of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had been reduced to approximately $38.4 million. Because management believed that the decline was other than temporary, the Company as of December 31, 1997 wrote down its investment in FPAM by $38.0 million. As a result, the Company ultimately recognized in 1997 a pretax gain of approximately $25.2 million ($20.5 million after taxes, or $.26 per share) on the sale of Health Partners. During 1998, the Company wrote down to nominal value its remaining investment in FPAM (see note
14). The Company contracts with provider groups managed by Health Partners in the Company's service areas.

Oxford provided $14.3 million in equity and debt financing, representing a 19.9% interest, to St. Augustine Health Care, Inc. ("St. Augustine"). As of December 31, 1997, the Company decided to reduce the level of its future investment in expansion markets and, therefore, wrote off the $14.3 million carrying value of its investment in the capital stock and subordinated surplus notes of St. Augustine. The Company fully disposed of its interest in St. Augustine in October 1998.

(13) RESTRUCTURING CHARGES

   The Company recorded restructuring charges totaling $174.5 million, ($165.8 million after income taxes, or $2.08 per share) in the first half of 1998. These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to: (i) the disposition or closure of non-core businesses; (ii) expected losses on government contracts; (iii) write-down of certain property and equipment; (iv) severance and related costs; and (v) costs of operations consolidation, including long term lease commitments. These reserves are generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment reserves, which have been classified against fixed assets. These reserve charges and their activity for 1998 are summarized in the table below:

                                                                                                                          Ending
                                                 Restructuring                       Noncash          Changes in       Restructuring
(In thousands)                                      Charges         Cash Used        Activity          Estimate          Reserves
----------------------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses          $ 55,700        $  (9,827)       $ (18,725)        $ (13,343)         $ 13,805
Provisions for loss on government contracts          51,000          (31,800)               -           (19,200)                -
Write-down of property and equipment                 29,272               --           (6,308)           (1,005)           21,959
Severance and related costs                          24,800           (4,246)         (11,200)                -             9,354
Costs of consolidating operations                    13,728             (548)               -             4,505            17,685
                                                ==================================================================================
                                                  $ 174,500        $ (46,421)       $ (36,233)        $ (29,043)         $ 62,803
                                                ==================================================================================

   The changes in estimate totaling $29.0 million were recognized as a credit to restructuring charges in the fourth quarter of 1998 and reduced the net loss by $.36 per share.

   Provisions for loss on noncore business

   As part of its Turnaround Plan, the Company decided to withdraw from noncore markets in Pennsylvania, Illinois, Florida and New Hampshire by selling or closing its health plans in these markets. Total premium revenue for these businesses in 1998 was approximately $170.4 million with operating losses totaling approximately $37.0 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO subsidiaries to be sold or closed, the net book value of noncore investments were reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. During the second half of 1998, the Company entered into an agreement to sell its Pennsylvania subsidiary to a third party for $7.1 million in cash plus a capital surplus note for $2.5 million and transferred its membership in Illinois to a third party. Operations in Florida and New Hampshire are expected to be closed by the middle of 1999 pursuant to plans adopted during the year. Based on favorable progress to date, the Company has revised its estimate of the remaining costs associated with the final disposition or closure of these operations, and accordingly a total of $13.3 million of reserves were reversed as a reduction of restructuring charges in the fourth quarter of 1998. The Company expects to complete the closure or disposal of these noncore businesses in 1999.

   Provisions for loss on government contracts

   As part of its Turnaround Plan, the Company decided to restructure its current Medicare arrangements and/or withdraw from Medicare in certain counties and to withdraw from Medicaid business entirely. Premium deficiency reserves totaling $51.0 million were established in the second quarter of 1998. This amount represented an estimate of the deficiency for the remainder of 1998 pending implementation of the plan to restructure or withdraw from these businesses.

   The Company entered into an agreement to dispose of its remaining Medicaid business in the fourth quarter, completed two Medicare risk transfer agreements late in the third quarter and notified HCFA in the fourth quarter of its intention to withdraw from Medicare in certain counties effective January 1, 1999. Amortization of the reserves against losses in these programs amounted to $31.8 million in the second half of 1998. As a result, of the Company's early completion of this portion of its Turnaround Plan the remaining reserve balance of $19.2 million was reversed as a reduction of restructuring charges in the fourth quarter of 1998.

   Write-down of property and equipment

   In connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2,000,000 square feet under lease to approximately 1,200,000 square feet. Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan. A reserve of approximately $29.3 million, against approximately $37.1 million of net book value, was established for the estimated unrecoverable book value of furniture and equipment and leasehold improvements no longer in use as a result of these steps. The effect of this write-down was to reduce depreciation expense by approximately $6.3 million for the second half of 1998.

   Severance and related costs

   The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $20.8 million in the first quarter of 1998 and an additional $4.0 million in the second quarter of 1998 for fifteen former executives and managers. The December 31, 1998 balance represents contracted amounts payable through the first half of 2001.

   Costs of consolidating operations

   In connection with the consolidating of operations to reduce its occupied square footage, restructuring charges totaling approximately $13.7 million were recorded in the first half of 1998 for estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter as a change in estimate as the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicates that costs will exceed previous estimates. The Company's relevant lease obligations extend to July 2005, but the Company expects that a significant portion of the expense will be incurred prior to January 1, 2000, including termination fees aggregating approximately $2.4 million.

(14)  UNUSUAL CHARGES

   The Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners") in October 1997, and received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") stock with a market value of approximately $76.4. million, resulting in a pretax gain of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to approximately $38.4 million. At year-end 1997, the Company wrote down its investment in FPAM by $38.0 million, thereby reducing the pretax 1997 gain on the sale of Health Partners to approximately $25.2 million ($20.5 million after taxes, or $.26 per share).

   During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote its remaining investment in FPAM down to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write-down of $38.3 million, or $.49 per share, has been recognized as an unusual charge in the accompanying financial statements.

   The 1997 charges, as described in note 11, resulted from a reduction in the level of future investment in expansion markets and, accordingly, the Company wrote down its investments in two subsidiaries (see note 11) and one affiliate (see note 12). These write-downs have been shown as unusual charges in the accompanying financial statements and are summarized as follows:

(In thousands)
--------------------------------------------------------------------------------
Compass PPA, Incorporated                                                $23,427
Riscorp Health Plans, Inc.                                                 3,894
St. Augustine Health Care, Inc.                                           14,297
================================================================================
   Total                                                                 $41,618
================================================================================

(15)  DEFINED CONTRIBUTION PLAN

   The Company has a qualified defined contribution plan ("the Savings Plan") that covers all employees with six months of service and at least a part-time employment status as defined. The Savings Plan also provides that the Company make matching contributions, up to certain limits, of the salary contributions made by the participants. The Company's contributions to the Savings Plan were approximately $2.8 million in 1998, $3.2 million in 1997 and $1.8 million in 1996.

(16)  REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

  Certain restricted investments at December 31, 1998 and 1997 are held on deposit with various financial institutions to comply with federal and state regulatory requirements. As of December 31, 1998, approximately $44.8 million was so restricted and is shown as restricted investments in the accompanying balance sheet. With respect to Oxford NY, the amount of cash required to be available in addition to restricted investments is based on a formula established by the State of New York. These additional cash requirements amounted to approximately $130 million and $155.6 million at December 31, 1998 and 1997, respectively, and are included in short-term investments.

   In addition to the foregoing requirements, the Company's HMO and insurance subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to Oxford. Such restrictions limit the use of any cash generated by the operations of these entities to pay obligations of Oxford and limit the Company's ability to declare and pay dividends.

   During 1998, the Company made cash contributions to its HMO and insurance subsidiaries of approximately $537.5 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus as of December 31, 1998 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets.

   The Company is subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries. In connection with these financial examinations, the NYSID is requiring the Company to obtain written acknowledgements of certain advances made in prior years in respect to delayed claims, and the New Jersey Department of Banking and Insurance is requiring the Company to provide collateral for repayment of the advances by setting aside in trust at the parent company funds equal to the advances on the New Jersey subsidiary's financial statements. If the Company is unable to receive written acknowledgements or fails to provide such collateral there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes.

(17)  CONCENTRATIONS OF CREDIT RISK

   Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1998 and 1997, the Company had no significant concentrations of credit risk. Financial instruments which potentially subject the Company to concentrations of such credit risk consist primarily of short-term investments in equity securities, obligations of the United States government, certain state governmental entities and high-grade corporate bonds and notes. These investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria.

(18)  CONTINGENCIES

   Following the October 27, 1997 decline in the price per share of the Company's common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut, and Connecticut Superior Court. The purported securities class and derivative actions assert claims arising out of the October 27 decline in the price per share of the Company's common stock. The purported class actions are now all consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. The purported federal derivative actions have been consolidated before Judge Brieant for all purposes, and any discovery in the Connecticut derivative actions will be coordinated with discovery in the federal derivative actions under the supervision of Judge Brieant. The State Board of Administration of Florida has filed an individual action against the Company and certain of its officers and directors, which is also now pending in the United States District Court for the Southern District of New York, asserting claims arising from the October 27 decline in the price per share of the Company's common stock. Additional purported securities class, shareholder derivative, and individual actions may be filed against the Company and certain of its officers and directors asserting claims arising from the October 27 decline in the price per share of the Company's common stock. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, the Company is currently being investigated and is undergoing examinations by various state and federal agencies, including the Securities and Exchange Commission, various state insurance departments, and the New York State Attorney General. The outcome of these investigations and examinations cannot be predicted at this time.

   The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. The Company believes any ultimate liability associated with these other legal actions would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(19)  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

   Cash and cash equivalents: The carrying amount approximates fair value based on the short-term maturities of these instruments.

   Short-term and restricted investments: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained form independent pricing services.

   Long-term debt: The carrying amount of long-term debt, including the current portion, approximates fair value as the interest rates of outstanding debt are similar to like borrowing arrangements at December 31, 1998.

   Preferred stock: The carrying amount of preferred stock approximates fair value as the stated dividend rates are similar to like investments at December 31, 1998 after the impact of discounting for the value attributed to the detachable warrants.

(20) GOVERNMENT PROGRAMS

   As a risk contractor for Medicare programs, the Company is subject to regulations covering operating procedures. During 1998, 1997, and 1996, the Company had premiums earned of $1.26 billion, $1.24 billion and $850.7 million, respectively, associated with Medicare and Medicaid.

   The Company has executed agreements with third-parties to transfer a substantial portion of the risk of providing health care and administrative services to certain of the participants in its Medicare programs. However, the Company remains primarily liable to pay the cost of covered services provided to its Medicare members.

   The laws and regulations governing risk contractors are complex and subject to interpretation. The Health Care Financing Administration ("HCFA") monitors the Company's operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Company's current or future provider arrangements will not result in adverse action by HCFA.

(21) YEAR 2000 READINESS

   The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000" date conversion and is continuing to carry out the implementation plan to resolve the Year 2000 date issue which it developed as a result of the assessment. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing and will utilize both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has divided its Year 2000 compliance program into the following phases: assessment, planning, remediation and testing. As of December 31, 1998, the Company was 80% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs within particular time frames in order to avoid disruption of the Company's operations. These time frames include certain dates throughout 1999. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

   The Company is communicating with certain material vendors to determine the extent to which the Company may be vulnerable to such vendors' failure to resolve their own Year 2000 issues. The Company is attempting to mitigate its risk with respect to the failure of such vendors to be Year 2000 compliant by, among other things, requesting project plans, status reports and Year 2000 compliance certifications or written assurances from its material vendors, including certain software vendors, business partners, landlords and suppliers. The effect of such vendors' noncompliance, if any, is not reasonably estimable at this time.

   The Company is required to submit periodic reports regarding Year 2000 compliance to certain of the regulatory authorities which regulate its business. The Company is in compliance with such Year 2000 reporting requirements. Such regulatory authorities have also asked the Company to submit to certain audits regarding its Year 2000 compliance.

   The Company is in the process of completing the modifications of its computer systems to accommodate the Year 2000 and will undertake testing to ensure its systems and applications will function properly after December 31, 1999. The Company currently expects this modification and testing to be completed in a time frame to avoid any material adverse effect on operations. The Company has deferred certain other information technology initiatives to concentrate on its Year 2000 compliance efforts but the Company believes that such deferral is not reasonably likely to have a material effect on the Company's financial condition or results of operations. The Company's inability to complete Year 2000 modifications on a timely basis or the inability of other companies with which the Company does business to complete their Year 2000 modifications on a timely basis could adversely affect the Company's operations.

   The Company expects to incur associated expenses of approximately $5 million in 1999 to complete this effort. As of December 31, 1998, the Company had incurred approximately $9.8 million of expenses in connection with its Year 2000 compliance efforts. The costs of the project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimate, which include assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

   The Company has contracted with an external consulting firm to assist in the generation of a Year 2000 contingency plan in the event compliance is not achieved. In connection therewith, the Company has begun to identify reasonably likely scenarios which could arise in the event of the Company's Year 2000 noncompliance. The Company has completed a contingency strategy and will develop detailed plans to support this strategy. The Company expects to be substantially complete with these detailed plans by the second quarter of 1999. However, there can be no assurance that this contingency plan will be completed on a timely basis or that such a plan will protect the Company from experiencing a material adverse effect on its financial condition or results of operations.

   Potential consequences of the Company's failure to timely resolve its Year 2000 issues could include, among others: (i) the inability to accurately and timely process claims, enroll and bill groups and members, pay providers, record and disclose accurate data and perform other core functions; (ii) increased scrutiny by regulators and breach of contractual obligations; and (iii) litigation in connection therewith.

(22)  QUARTERLY INFORMATION (UNAUDITED)

    Tabulated below are certain data for each quarter of 1998 and 1997.

                                                                                     Quarter Ended
(In thousands, except membership                      -----------------------------------------------------------------------------
 and per share amounts)                                 Mar. 31               Jun. 30              Sep. 30               Dec. 31
-----------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
    Net operating revenues                           $ 1,218,087           $ 1,160,263           $ 1,147,134           $ 1,104,682
    Operating expenses                                 1,292,470             1,677,980             1,188,848             1,124,209
    Net loss                                            (507,620)              (35,922)               (7,948)              (45,302)
    Net loss attributable to common shares              (513,338)              (46,989)              (18,831)              (45,302)

    Per common and common equivalent share:
      Basic                                          $     (0.57)          $     (6.41)          $     (0.58)          $     (0.23)
      Diluted                                        $     (0.57)          $     (6.41)          $     (0.58)          $     (0.23)

    Membership at quarter-end                          2,095,700             2,004,700             1,924,900             1,881,400

Year ended December 31, 1997:
    Net operating revenues                           $   973,191           $ 1,047,550           $ 1,049,160           $ 1,109,915
    Operating expenses                                   927,520               998,712             1,196,198             1,573,355
    Net earnings (loss)                                   37,175               (78,157)             (284,685)              34,379

    Per common and common equivalent share:
      Basic                                          $      0.44           $      0.48           $     (0.99)          $     (3.58)
      Diluted                                        $      0.42           $      0.45           $     (0.99)          $     (3.58)

    Membership at quarter-end                          1,738,800             1,833,500             1,942,600             2,008,100

   Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general administrative expenses, and restructuring and unusual charges and credits.

   Restructuring charges related to severance and operations consolidation costs increased operating expenses by $25.0 million in the first quarter of 1998.

   Results of operations for the second quarter of 1998 reflects restructuring charges of $149.5 million. These charges include a $55.7 million provision for loss on disposal of noncore businesses and unconsolidated affiliates; a $51.0 million provision for loss on government contracts; a $29.3 million write-down of property and equipment, primarily leasehold improvements; and a $13.7 million provision for operations consolidation costs (see note 13). Results for the second quarter of 1998 also reflect an unusual charge of $38.3 million related to the write-down of the Company's investment in FPA Medical Management, Inc. (see note 14).

   The second quarter 1998 amount shown for operating expenses differs from that included in the Company's Form 10-Q for the period ended June 30, 1998 due to the reclassification to operating expense of $92.3 million of which $73.4 million was originally included in unusual charges and $24.8 million was included in restructuring charges.

   Results of operations for the fourth quarter of 1998 includes a net restructuring credit of $29.0 million which represents a change in estimate of the restructuring charges incurred in the second quarter of 1998 (see note 13).

   Unusual charges related to write-downs of subsidiaries and unconsolidated affiliates increased operating expenses by $41.6 million in the fourth quarter of 1997 (see note 14).

                    Independent Auditors Report On Schedules

   We have audited the consolidated financial statements of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1998, and for the year then ended, and have issued our report thereon dated March 9, 1999. Our audit also included the financial statement schedules listed in Item 14(a) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

   In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Stamford, Connecticut
March 9, 1999

                          Independent Auditors' Report

The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

     Under date of February 23, 1998, we reported on the consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows for each of the years in the two-year period ended December 31, 1997, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                                        KPMG LLP

Stamford, Connecticut
February 23, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (In thousands)


                                                                             1998                1997
                                                                          ---------           ---------
Current assets:
   Cash and cash equivalents                                              $ 225,248           $   1,657
   Investments - available-for-sale                                           4,575              38,442
   Receivables, net                                                           4,309               3,844
   Refundable income taxes                                                       --             120,439
   Deferred income taxes                                                         --              38,092
   Other current assets                                                       5,000               5,409
-------------------------------------------------------------------------------------------------------
     Total current assets                                                   239,132             207,883

Property and equipment, net                                                 103,105             131,606
Investments in and advances to subsidiaries, net                            301,657              51,089
Deferred income taxes                                                        40,681              86,406
Other assets                                                                 13,496              21,853
-------------------------------------------------------------------------------------------------------
     Total assets                                                         $ 698,071           $ 498,837
=======================================================================================================


Current liabilities:
   Accounts payable, accrued expenses and medical claims payable          $ 195,568           $ 140,562
   Current portion of capital lease obligations                              15,938                  --
   Deferred income taxes                                                          4               9,059
-------------------------------------------------------------------------------------------------------
     Total current liabilities                                              211,510             149,621
-------------------------------------------------------------------------------------------------------

Long-term debt                                                              350,000                  --
Obligations under capital leases                                             18,850                  --
Redeemable preferred stock                                                  298,816                  --

Shareholders' equity (deficit):
   Common stock                                                                 805                 795
   Additional paid-in capital                                               506,243             437,653
   Retained earnings (deficit)                                             (692,290)            (95,498)
   Accumulated other comprehensive earnings                                   4,137               6,266
-------------------------------------------------------------------------------------------------------
     Total shareholders' equity (deficit)                                  (181,105)            349,216
-------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity (deficit)                 $ 698,071           $ 498,837
=======================================================================================================

                 OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                     CONDENSED STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               (In thousands)


                                                            1998                1997                1996
                                                         ---------           ---------           ---------
Revenues-management fees and investment and
   other income, net                                     $ 696,119           $ 697,426           $ 494,500
----------------------------------------------------------------------------------------------------------
Expenses:
   Health care services                                      2,827                  --
   Marketing, general and administrative                   713,021             702,136             474,215
   Interest and other financing charges                     43,038                  --                  --
   Restructuring charges                                   145,457                  --                  --
   Unusual charges                                              --              41,618                  --
----------------------------------------------------------------------------------------------------------
     Total expenses                                        904,343             743,754             474,215
----------------------------------------------------------------------------------------------------------
Operating earnings (loss)                                 (208,224)            (46,328)             20,285

Equity in net earnings (losses) of subsidiaries           (401,160)           (265,439)             91,214
Equity in net loss of affiliate                                 --              (1,140)             (4,600)

Gain on sale of affiliate                                       --              25,168                  --
----------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                       (609,384)           (287,739)            106,899
Income tax expense (benefit)                               (12,592)              3,549               7,276
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      $(596,792)          $(291,288)          $  99,623
==========================================================================================================

   During 1998, the Registrant received a cash dividend from one consolidated subsidiary aggregating $9.6 million.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                                                                     1998                1997                1996
                                                                  ---------           ---------           ---------
Net cash provided (used) by operating activities                  $  88,212           $ (92,956)          $  99,321
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                             (34,895)            (89,846)            (45,820)
   Sale or maturity of available-for-sale securities                     --             275,872              78,923
   Purchase of available-for-sale investments                        (4,563)           (143,873)           (127,442)
   Acquisitions and other investments                                (1,312)            (33,876)            (10,295)
   Other, net                                                        20,675              (2,437)             (3,078)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities               (20,095)              5,840            (107,712)
-------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
   Proceeds from issuance of common stock                            10,000                  --             220,539
   Proceeds from exercise of stock options                            2,655              21,264              21,215
   Proceeds of preferred stock, net of issuance expenses            338,148                  --                  --
   Proceeds of notes and loans payable                              550,000                  --                  --
   Redemption of notes and loans payable                           (200,000)                 --                  --
   Debt issuance expenses                                           (11,793)                 --                  --
   Investments in and advances to subsidiaries, net                (528,073)             65,953            (233,423)
   Payments under capital lease obligations                          (5,463)                 --                  --
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                      155,474              87,217               8,331
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                223,591                 101                 (60)
Cash and cash equivalents at beginning of year                        1,657               1,556               1,616
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $ 225,248           $   1,657           $   1,556
===================================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                 Column A                       Column B                     Column C                 Column D            Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                                 -----------------------------
                                               Balance at        Charged to         Charged to                           Balance at
                                              Beginning of        Cost and            Other                                End of
              Description                        Period           Expenses           Accounts         Deductions           Period
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
   Estimated uncollectible amount of
     notes and accounts receivable             $   6,514           $35,209           $      --           $ 3,964           $37,759
                                               =========           =======           =========           =======           =======

   Estimated uncollectible amount of
     claims advances                           $  10,000           $25,000           $      --           $    --           $35,000
                                               =========           =======           =========           =======           =======

Year Ended December 31, 1997:
   Estimated uncollectible amount of
     notes and accounts receivable             $   5,117           $15,000           $      --           $13,603           $ 6,514
                                               =========           =======           =========           =======           =======

   Estimated uncollectible amount of
     claims advances                           $      --           $10,000           $      --           $    --           $10,000
                                               =========           =======           =========           =======           =======

Year Ended December 31, 1996:
   Estimated uncollectible amount of
     notes and accounts receivable             $   3,029           $ 4,505           $      --           $ 2,417           $ 5,117
                                               =========           =======           =========           =======           =======

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
   2       --Agreement of Plan and Merger, dated as of March 30, 1995, by and among Oxford Health Plans, Inc., OHP Acquisition Corporation and
              OakTree Health Plan, Inc., incorporated by reference to the
              Registrant's Registration Statement on Form S-3 (File No. 33-92006)

   3(a)    --Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant*

   3(b)    --Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the
              quarterly period ended September 30, 1998 (File No. 0-19442)

   4       --Form of Stock Certificate, incorporated by reference to Exhibit
              4 of the Registrant's Registration Statement on Form S-1 (File No.
              33-40539)

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

   10(n)   --Agreement and Plan of Merger by and among FPA Medical
              Management, Inc., FPA Acquisition Corp. and Health Partners, Inc.
              dated as of July 1, 1997, incorporated by reference to Exhibit
              10(n) of the Registrant's Annual Report on Form 10-K/A for the
              period ended December 31, 1997 (File No. 0-19442)

EXHIBIT NO.                       DESCRIPTION OF DOCUMENT
-----------                       -----------------------
   10(o)   --Bridge Securities Purchase Agreement, dated as of February 6, 1998, between the Registrant and Oxford Funding, Inc., incorporated by reference to Exhibit 10(o) of the Registrant's Annual Report on Form
              10-K/A for the period ended December 31, 1997 (File No. 0-19442)

   10(p)   --Security Agreement, dated as of February 6, 1998, between the
              Registrant and Oxford Funding, Inc., incorporated by reference to
              Exhibit 10(p) of the Registrant's Annual Report on Form 10-K/A for
              the period ended December 31, 1997 (File No. 0-19442)

   10(q)   --Amendment No. 1, dated as of March 30, 1998, to the Bridge
              Securities Purchase Agreement, dated as of February 6, 1998, between the Registrant and Oxford Funding, Inc., incorporated by reference to Exhibit 10(q) of the Registrant's Annual Report on
              Form 10-K/A for the period ended December 31, 1997 (File No.
              0-19442)

   10(r)   --Investment Agreement, dated as of February 23, 1998, between TPG
              Oxford LLC and the Registrant., incorporated by reference to
              Exhibit 10(r) of the Registrant's Annual Report on Form 10-K/A for
              the period ended December 31, 1997 (File No. 0-19442)

   10(s)   --Registration Rights Agreement, dated as of February 23, 1998, between TPG Oxford LLC and the Registrant, incorporated by reference to Exhibit 10(s) of the Registrant's Annual Report on
              Form 10-K/A for the period ended December 31, 1997 (File No.
              0-19442)

   10(t)   --Employment Agreement, dated as of February 23, 1998, between the
              Registrant and Dr. Norman C. Payson, incorporated by reference to
              Exhibit 10(t) of the Registrant's Annual Report on Form 10-K/A for
              the period ended December 31, 1997 (File No. 0-19442)

   10(u)   --Oxford Health Plans, Inc. Stock Option Agreement, dated February
              23, 1998, by and between Dr. Norman C. Payson and the Registrant, incorporated by reference to Exhibit 10(u) of the Registrant's
              Annual Report on Form 10-K/A for the period ended December 31,
              1997 (File No. 0-19442)

   10(v)   --Amendment Number 1 to Employment Agreement, dated as of December
              9, 1998, by and between the Registrant and Norman C. Payson, M.D.*

   10(w)   --Amendment, dated as of February 23, 1998, to Employment
              Agreement between the Registrant and William M. Sullivan,
              incorporated by reference to Exhibit 10(v) of the Registrant's
              Annual Report on Form 10-K/A for the period ended December 31,
              1997 (File No. 0-19442)

   10(x)   --Amendment, dated as of February 23, 1998, to Employment
              Agreement between the Registrant and Jeffery H. Boyd, incorporated by reference to Exhibit 10(w) of the Registrant's Annual Report on
              Form 10-K/A for the period ended December 31, 1997 (File No.
              0-19442)

   10(y)   --Employment Agreement, dated as of February 16, 1998, between the
              Registrant and Kevin F. Hickey, incorporated by reference to
              Exhibit 10(x) of the Registrant's Annual Report on Form 10-K/A for
              the period ended December 31, 1997 (File No. 0-19442)

   10(z)   --Retirement, Consulting and Non-Competition Agreement, dated as of February 23, 1998, between the Registrant and Stephen F.
              Wiggins, incorporated by reference to Exhibit 10(y) of the
              Registrant's Annual Report on Form 10-K/A for the period ended
              December 31, 1997 (File No. 0-19442)

   10(aa)  --Employment Agreement, dated as of March 30, 1998, by and between the Registrant and Marvin P. Rich, incorporated by reference to
              Exhibit 10(z) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

   10(bb)  --Purchase Agreement, dated May 7, 1998, between Registrant and
              Donaldson, Lufkin & Jenrette Securities Corporation, incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

   10(cc)  --Registration Rights Agreement, dated May 13, 1998, between
              Registrant and Donaldson, Lufkin & Jenrette Securities
              Corporation, incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

EXHIBIT NO.                       DESCRIPTION OF DOCUMENT
-----------                       -----------------------
   10(dd)  --Indenture of Registrant, dated May 13, 1998, between Registrant and the Chase Manhattan Bank, as Trustee, including for of 11% Senior
              Notes, incorporated by reference to Exhibit 10(c) of the
              Registrant's Form 10-Q for the quarterly period ended March 31,
              1998 (File No. 0-19442)

   10(ee)  --Term Loan Agreement, dated May 13, 1998, among Registrant,
              Lenders listed therein, DLJ Capital Funding, Inc. and IBJ Schroder
              Bank & Trust Company, including exhibits, incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

   10(ff)  --Amendment, dated June 26, 1998, to Employment Agreement between the Registrant and William M. Sullivan, incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

   10(gg)  --Amendment, dated June 23, 1998, to Employment Agreement between the Registrant and Jeffery H. Boyd, incorporated by reference to
              Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

   10(hh)  --Employment Agreement, dated as of June 9, 1998, between the
              Registrant and Yon Y. Jorden, incorporated by reference to Exhibit
              10(c) of the Registrant's Form 10-Q for the quarterly period ended
              June 30, 1998 (File No. 0-19442)

   10(ii)  --Employment Agreement, dated as of April 1, 1998, between the
              Registrant and Alan Muney, M.D., M.H.A., incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

   10(jj)  --Letter Agreement, dated September 28, 1998, between the
              Registrant and Fred F. Nazem, incorporated by reference to Exhibit
              10(a) of the Registrant's Form 10-Q for the quarterly period ended
              September 30, 1998 (File No. 0-19442)

   10(kk)  --Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to
              Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

   10(ll)  --Amendment Number 1 to Investment Agreement, dated as of May 13,
              1998 between TPG Oxford LLC and the Registrant*

   10(mm)  --Amendment Number 2 to Investment Agreement, dated as of August
              27, 1998, by and between TPG Partners II, L.P. and the Registrant*

   10(nn)  --Amendment Number 3 to Investment Agreement, dated as of November
              19, 1998, by and between TPG Partners II, L.P. and the Registrant*

   10(oo)  --Oxford Health Plans, Inc. 1996 Management Incentive Compensation Plan*

   10(pp)  --Amendment, dated December 10, 1998, to Employment Agreement between the Registrant and Jeffery H. Boyd*

   10(qq)  --Amendment, dated December 9, 1998, to Employment Agreement between the Registrant and Norman C. Payson, M.D.*

   10(rr)  --Share Exchange Agreement, dated as February 13, 1999 by and among
              TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II,
              L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein*

   16      --Letter from KPMG Peat Marwick LLP regarding change in certifying accountant of Registrant, incorporated by reference to Exhibit 16 of the Registrant's Form 8-K dated June 2, 1998 (File No.
              0-19442)

   21      --Subsidiaries of the Registrant*

   23(a)   --Consent of Ernst & Young LLP*

   23(b)   -- Consent of KPMG LLP*

   *   Filed herewith.