Form 10-K/A
period 1998-12-31
OXFORD HEALTH PLANS INC
filed 1999-03-26
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1
(MARK ONE)

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

(State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 1 or any amendment to this Form 10-K/A No. 1. [X]

As of March 1, 1999, there were 80,757,351 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,451,478,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III)

(3)         INVESTMENTS

   The following is a summary of marketable securities as of December 31, 1998 and 1997:

                                                                Gross        Gross
 (In thousands)                                Amortized     Unrealized    Unrealized      Fair
 December 31, 1998:                               Cost          Gains        Losses        Value
                                               ---------     ----------    ----------     --------
  Available-for-sale:
   U.S. government obligations                  $585,028       $ 4,568       $1,673       $587,923
   Corporate obligations                         331,596         3,688          218        335,066
                                                --------       -------       ------       --------
     Total debt securities                       916,624         8,256        1,891        922,989

   Equity securities                                   1            --           --              1
                                               ---------     ----------    ----------     --------
     Total short-term investments               $916,625       $ 8,256       $1,891       $922,990
                                                ========       =======       ======       ========
  Held-to-maturity - U.S. government
  obligations                                   $ 44,798       $ 1,028           $-       $ 45,826
                                                ========       =======       ======       ========
December 31, 1997-all available-for-sale:
   U.S. government obligations                  $252,817       $ 1,863       $  256       $254,424
   Corporate obligations                         140,434         1,276          307        141,403
   Municipal tax-exempt bonds                    171,037         2,425           35        173,427
                                                --------       -------       ------       --------
     Total debt securities                       564,288         5,564          598        569,254
   Equity securities                              60,834         6,027          372         66,489
                                                ========       =======       ======       ========
     Total short-term investments               $625,122       $11,591       $  970       $635,743
                                                ========       =======       ======       ========


   The amortized cost and estimated fair value of marketable debt securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                         Available-for-Sale             Held-to-Maturity
                                       -----------------------      ----------------------
                                       Amortized       Fair         Amortized       Fair
(In thousands)                           Cost          Value          Cost          Value
                                       ---------      --------      ---------      -------
Due in one year or less                $ 74,138       $ 74,447       $ 3,229       $ 3,242
Due after one year through five
years                                   811,330        816,669        41,569        42,584
Due after five years through ten
years                                    31,156         31,873            --            --
                                       ---------      --------      ---------      -------
   Total                               $916,624       $922,989       $44,798       $45,826
                                       ========       ========       =======       =======


Certain information related to marketable securities is as follows:

(In thousands)                                                1998             1997             1996
                                                           ---------        ---------        ---------
Proceeds from sale or maturity of available-for-sale
securities                                                 $ 993,488        $ 790,795        $ 345,081
Proceeds from sale or maturity of held-to-maturity
securities                                                     3,500               --               --
                                                           ---------        ---------        ---------
Total proceeds from sale or maturity of marketable
securities                                                 $ 996,988        $ 790,795        $ 345,081
                                                           =========        =========        =========
Gross realized gains on sale of available-for-sale
securities                                                 $  19,986        $  36,615        $   9,036
Gross realized losses on sale of available-for-sale
securities                                                    (9,291)          (7,879)          (4,302)
                                                           ---------        ---------        ---------
Net realized gains on sale of marketable
securities                                                 $  10,695        $  28,736        $   4,734
                                                           =========        =========        =========
Net unrealized gain (loss) on available-for-sale
securities included
   in comprehensive earnings (loss)                        $  (4,255)       $  (6,336)       $   5,288
Deferred income tax expense
(benefit)                                                     (2,126)          (2,598)           2,168
                                                           ---------        ---------        ---------
Other comprehensive earnings (loss)                        $  (2,129)       $  (3,738)       $   3,120
                                                           =========        =========        =========

 (22) QUARTERLY INFORMATION (UNAUDITED)

    Tabulated below are certain data for each quarter of 1998 and 1997.

                                                                              Quarter Ended
                                                 --------------------------------------------------------------------
(In thousands, except membership and
per share amounts)                                 Mar. 31            Jun. 30            Sep. 30            Dec. 31
                                                 -----------        -----------        -----------        -----------
Year ended December 31, 1998:
   Net operating revenues                        $ 1,218,087        $ 1,160,263        $ 1,147,134        $ 1,104,682
   Operating expenses                              1,292,470          1,672,023          1,188,848          1,124,209
   Net loss                                          (45,302)          (507,620)           (35,922)            (7,948)
   Net loss attributable to common shares            (45,302)          (513,338)           (46,989)           (18,831)

   Per common and common equivalent share:
     Basic                                       $     (0.57)       $     (6.41)       $     (0.58)       $     (0.23)
     Diluted                                     $     (0.57)       $     (6.41)       $     (0.58)       $     (0.23)

   Membership at quarter-end                       2,095,700          2,004,700          1,924,900          1,881,400

Year ended December 31, 1997:
   Net operating revenues                        $   973,191        $ 1,047,550        $ 1,049,160        $ 1,109,915
   Operating expenses                                927,520            998,712          1,196,198          1,573,355
   Net earnings (loss)                                34,379             37,175            (78,157)          (284,685)


   Per common and common equivalent share:
     Basic                                       $      0.44        $      0.48        $     (0.99)       $     (3.58)
     Diluted                                     $      0.42        $      0.45        $     (0.99)       $     (3.58)

   Membership at quarter-end                       1,738,800          1,833,500          1,942,600          2,008,100

   Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general administrative expenses, and restructuring and unusual charges and credits.

   Restructuring charges related to severance and operations consolidation costs increased operating expenses by $25.0 million in the first quarter of 1998.

   Results of operations for the second quarter of 1998 reflects restructuring charges of $149.5 million. These charges include a $55.7 million provision for loss on disposal of noncore businesses and unconsolidated affiliates; a $51.0 million provision for loss on government contracts; a $29.3 million write-down of property and equipment, primarily leasehold improvements; and a $13.5 million provision for operations consolidation and severance costs (see note 13). Results for the second quarter of 1998 also reflect an unusual charge of $38.3 million related to the write-down of the Company's investment in FPA Medical Management, Inc. (see note 14).

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

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

          `                                  OXFORD HEALTH PLANS, INC.

                                      By:  /s/  KURT B. THOMPSON
                                           ------------------------------------
                                            KURT B. THOMPSON
                                            Principal Accounting Officer