Form 10-Q
period 1999-03-31
OXFORD HEALTH PLANS INC
filed 1999-05-10
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

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

                             Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on May 4, 1999 was 81,086,308.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q

                                                                                                           PAGE

PART I - FINANCIAL INFORMATION

    ITEM 1      Financial Statements

                Consolidated Balance Sheets at March 31, 1999 and
                    December 31, 1998 ...................................................                    3

                Consolidated Statements of Operations for the Three Months Ended
                   March 31, 1999 and 1998 ..............................................                    4

                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1999 and 1998 ........................................                    5

                Notes to Consolidated Financial Statements ..............................                    6

                Independent Auditor's Report ............................................                    7

    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ............................................                    9

    ITEM 3      Quantitative and Qualitative Disclosures About Market Risk ..............                   19

PART II - OTHER INFORMATION

    ITEM 1      Legal Proceedings .......................................................                   20

    ITEM 2      Changes in Securities and Use of Proceeds ...............................                   28

    ITEM 5      Other Information .......................................................                   28

    ITEM 6      Exhibits and Reports on Form 8-K ........................................                   30

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

                                                                                 Mar. 31,        Dec. 31,
Current assets:                                                                    1999            1998
----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                  $  207,801      $  237,717
    Investments - available-for-sale, at market value                             813,261         922,990
    Premiums receivable, net                                                      133,636         110,254
    Other receivables                                                              42,503          36,540
    Prepaid expenses and other current assets                                       9,913           9,746
    Deferred income taxes                                                          40,073          43,385
----------------------------------------------------------------------------------------------------------
        Total current assets                                                    1,247,187       1,360,632

Property and equipment, net of accumulated depreciation and
    amortization of $171,725 in 1999 and $160,431 in 1998                          97,154         112,941
Deferred income taxes                                                              87,144          94,182
Restricted investments - held-to-maturity, at amortized cost                       43,376          44,798
Other noncurrent assets                                                            30,320          25,197
----------------------------------------------------------------------------------------------------------
        Total assets                                                           $1,505,181      $1,637,750
==========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Medical costs payable                                                      $  794,410      $  850,197
    Trade accounts payable and accrued expenses                                   162,911         176,833
    Unearned premiums                                                              38,388         105,993
    Current portion of capital lease obligations                                   11,785          15,938
    Deferred income taxes                                                               -           2,228
----------------------------------------------------------------------------------------------------------
        Total current liabilities                                               1,007,494       1,151,189

Long-term debt                                                                    350,000         350,000
Obligations under capital leases                                                   15,576          18,850
Redeemable preferred stock                                                        309,898         298,816

Shareholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 2,000,000 shares                        -               -
    Common stock, $.01 par value, authorized 400,000,000 shares; issued and
      outstanding 80,851,245 shares in 1999 and 80,515,872 shares in 1998             808             805
    Additional paid-in capital                                                    500,769         506,243
    Accumulated deficit                                                          (677,995)       (692,290)
    Other comprehensive earnings (loss)                                            (1,369)          4,137
----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)                   $1,505,181      $1,637,750
==========================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:                                                                           1999            1998
-----------------------------------------------------------------------------------------------------------
    Premiums earned                                                             $1,026,586      $1,213,085
    Third-party administration, net                                                  3,610           5,002
    Investment and other income, net                                                30,109          11,536
-----------------------------------------------------------------------------------------------------------
      Total revenues                                                             1,060,305       1,229,623
-----------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                                           871,873       1,066,437
    Marketing, general and administrative                                          149,737         201,033
    Interest and other financing charges                                            14,050           6,849
    Restructuring charges                                                               --          25,000
-----------------------------------------------------------------------------------------------------------
      Total expenses                                                             1,035,660       1,299,319
-----------------------------------------------------------------------------------------------------------

Operating earnings (loss) before income taxes                                       24,645         (69,696)
Income tax expense (benefit)                                                        10,350         (24,394)
-----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                 14,295         (45,302)
Less preferred dividends and amortization                                          (11,082)              -
-----------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares                                 $  3,213      $  (45,302)
===========================================================================================================

Earnings (loss) per common share:
    Basic                                                                         $    .04      $     (.57)
    Diluted                                                                       $    .04      $     (.57)

Weighted-average common shares outstanding-basic                                    80,785          79,488
Effect of dilutive securities:
    Stock options                                                                    4,117              --
    Warrants                                                                            83              --
-----------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding-diluted                                  84,985          79,488
===========================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

Cash flows from operating activities:                                                       1999           1998
-------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                                                   $ 14,295      $ (45,302)
    Adjustments to reconcile net earnings (loss) to net cash
      used by operating activities:
        Depreciation and amortization                                                       14,344         16,059
        Noncash restructuring charges                                                           --         11,200
        Deferred income taxes                                                               10,350        (24,394)
        Provision for doubtful accounts                                                         --          3,000
        Realized gain on sale of investments                                                   542         (1,372)
        Other, net                                                                             791             --
        Changes in assets and liabilities, net of effect of acquisitions:
           Premiums receivable                                                             (23,382)       (16,903)
           Other receivables                                                                (5,963)        (8,066)
           Prepaid expenses and other current assets                                          (167)       (10,752)
           Medical costs payable                                                           (55,787)       (23,764)
           Trade accounts payable and accrued expenses                                     (10,568)         12,910
           Income taxes payable/refundable                                                      --          48,836
           Unearned premiums                                                               (67,605)        (77,706)
           Other, net                                                                       (4,505)          1,677
-------------------------------------------------------------------------------------------------------------------
             Net cash used by operating activities                                        (127,655)       (114,577)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                                    (1,081)        (29,657)
    Purchases of available-for-sale investments                                           (259,355)       (154,891)
    Sales and maturities of available-for-sale investments                                 360,389         151,110
    Other, net                                                                                 393           4,597
-------------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by investing activities                              100,346         (28,841)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                                  4,820             330
    Proceeds of notes and loans payable                                                         --         200,000
    Payments under capital leases                                                           (7,427)             --
-------------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by financing activities                               (2,607)        200,330
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       (29,916)         56,912
Cash and cash equivalents at beginning of year                                             237,717           4,141
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                  $207,801      $   61,053
===================================================================================================================

Supplemental cash flow information:
    Cash payments (refunds) for income taxes, net                                         $    (84)     $  (48,016)
    Cash payments for interest expense                                                       8,795           3,881
Supplemental schedule of noncash investing and financing activities:
      Unrealized appreciation (depreciation) of
        short-term investments                                                              (7,734)         (5,043)
      Capital lease obligations incurred                                                        --          20,309
      Preferred stock dividends and amortization                                            11,082              --

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)    BASIS OF PRESENTATION

       The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and Subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities and liabilities and asset impairments related to operational restructuring activities. These estimates may be adjusted as more current information becomes available, and any adjustments could be significant. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

        The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1998, included in the Company's Form 10-K/A filed with the SEC in March 1999.

(2)    RESTRUCTURING CHARGES

    During the first half of 1998, the Company recorded restructuring and unusual charges primarily associated with implementation of the Company's plan ("Turnaround Plan") to restore the Company's profitability. The table below presents the activity in the first quarter of 1999 related to the restructuring charge reserves established in the first and second quarters of 1998 as part of the Turnaround Plan. This activity is consistent with the Company's estimates prepared at December 31, 1998. The Company believes that the reserves as of March 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

(In thousands)                                                                                                          Ending
                                             Restructuring         Cash           Noncash           Changes in      Restructuring
                                                Charges          Activity         Activity           Estimate          Reserves
                                                -------         ----------        --------           --------          --------
Provisions for loss on noncore businesses      $ 13,805          $ 2,437          $ (5,001)            $ -             $ 11,241
Write-down of property and equipment             21,959              606           (13,416)              -                9,149
Severance and related costs                       9,354           (1,106)                -               -                8,248
Costs of consolidating operations                17,685           (2,956)                -               -               14,729
                                               =================================================================================
                                               $ 62,803          $(1,019)         $(18,417)            $ -             $ 43,367
                                               =================================================================================

Results of operations for the three months ended March 31, 1998 included a nonrecurring charge of $25.0 million for severance costs and other expenses associated with the restructuring of certain of the Company's management and administrative functions. The charge increased the Company's net loss for the first quarter of 1998 by approximately $16.3 million, or 20 cents per share.

(3)    REDEEMABLE PREFERRED STOCK

       On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Texas Pacific Group, its affiliates and others to make an adjustment of the dividends payable among the shares of Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Preferred Stock (the "Series B Preferred Stock") in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus 0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may only use to pay the exercise price of the Company's Series A Warrants to purchase common stock a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration for the Company's Series B Warrants to purchase common stock by the holders. With respect to dividend rights, the Series D and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

(4)    COMPREHENSIVE INCOME

    The changes in the value of available-for-sale securities included in other comprehensive earnings (loss) include unrealized holding losses on available-for-sale securities of $8.3 million and $4.2 million, reduced by the tax effects of $2.5 million and $2.1 million in the three months ended March 31, 1999 and 1998, respectively, and reclassification adjustments of $(.5) million and $1.4 million, reduced by the tax effects of $(.2) million and $.5 million in the three months ended March 31, 1999 and 1998, respectively.

(5)      RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statement amounts to conform to the 1999 presentation.

                          INDEPENDENT AUDITOR'S REPORT

To Oxford Health Plans, Inc.

       We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of March 31, 1999 and the consolidated statements of operations and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management. The consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries as of March 31, 1998, and consolidated statements of operations and cash flows for the three-month period then ended were reviewed by other accountants who did not issue a report.

       We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the financial statements at March 31, 1999, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

                                                 ERNST & YOUNG LLP

Stamford, Connecticut
May 5, 1999

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                                       As of March 31            Increase (Decrease)
                                                                ----------------------------------------------------------
                                                                      1999           1998         Amount            %
                                                                -------------   ------------   -----------   -------------
Membership:
    Freedom Plan                                                    1,286,600      1,400,200     (113,600)         (8.1%)
    HMO                                                               245,700        280,900      (35,200)        (12.5%)
-----------------------------------------------------------------------------------------------------------
      Total commercial membership                                   1,532,300      1,681,100     (148,800)         (8.9%)
-----------------------------------------------------------------------------------------------------------
    Medicare                                                          105,900        162,600      (56,700)        (34.9%)
    Medicaid                                                               --        183,500     (183,500)       (100.0%)
-----------------------------------------------------------------------------------------------------------
      Total government programs membership                            105,900        346,100     (240,200)        (69.4%)
-----------------------------------------------------------------------------------------------------------

      Total fully insured membership                                1,638,200      2,027,200     (389,000)        (19.2%)

    Self-funded membership                                             52,800         68,500      (15,700)        (22.9%)
-----------------------------------------------------------------------------------------------------------
      Total membership                                              1,691,000      2,095,700     (404,700)        (19.3%)
==========================================================================================================================

      The following table provides certain statement of operations data expressed as a percentage of total revenues for the three months ended March 31, 1999 and 1998:

                                                                                                        Three Months
                                                                                                       Ended March 31
                                                                                                  -----------------------
                                                                                                     1999          1998
                                                                                                  -----------  ----------
Revenues:
    Premiums earned                                                                                  96.8%          98.7%
    Third-party administration, net                                                                    .3%            .4%
    Investment and other income, net                                                                  2.9%            .9%
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                                100.0%         100.0%
--------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                                                             82.2%          86.8%
    Marketing, general and administrative                                                            14.1%          16.3%
    Interest and other financing charges                                                              1.3%            .6%
    Restructuring charges                                                                               -            2.0%
--------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                                                 97.6%         105.7%
--------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                                                                   2.4%         (5.7%)
Income tax expense (benefit)                                                                          1.0%         (2.0%)
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                                   1.4%         (3.7%)
Less preferred dividends and amortization                                                            (1.0%)           -
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares                                                      .4%         (3.7%)
==========================================================================================================================

Medical-loss ratio                                                                                   84.9%         87.9%
Administrative-loss ratio                                                                            14.5%         16.5%
PMPM premium revenue                                                                              $ 204.77      $ 199.83
PMPM medical expense                                                                              $ 173.91      $ 175.67
Fully insured member months (000)                                                                  5,013.3       6,070.6

RESULTS OF OPERATIONS

    Overview

    The Company's revenues consisted primarily of commercial premiums derived from its Freedom Plan and Liberty Plan, health maintenance organization ("HMO"), preferred provider organizations ("PPOs") and reimbursements under government contracts relating to its Medicare+Choice ("Medicare") programs (and, prior to 1999, its Medicaid programs), third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

    Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. See "Liquidity and Capital Resources". The Company's results for the year ended December 31, 1998 were also adversely affected by significant restructuring and unusual charges.

    The Company experienced substantial growth in membership and revenues since it began operations in 1986 through 1997. The membership and revenue growth has been accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue through 1998 and such declines may continue through 1999 and beyond. The Company does not intend to promote significant membership or revenue growth in 1999 because the Company has redirected its strategic initiatives to establish profitability. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

    Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers. The Company's revenues were adversely affected by adjustments of approximately $173.5 million in 1997 and $218.2 million in 1998 related to estimates for terminations of group and individual members and for nonpaying group and individual members. The Company has taken steps to attempt to improve billing timeliness, reduce billing errors, reduce lags in recording enrollment and disenrollment notifications, and improve the Company's collection processes and is attempting to make requisite improvements in management information systems concerning the value and aging of outstanding accounts receivable. The Company continues to experience significant levels of retroactive member and group terminations impacting revenue. In addition, the Company continues to show significant aged receivable balances from certain large group customers which remain uncollected. The Company believes it has made adequate provision in its estimates for group and individual member terminations and for nonpaying groups and individual members as of March 31, 1999. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments were made. The Company's results of operations could also be adversely affected if efforts to collect overdue balances result in terminations of such groups.

RESTRUCTURING CHARGES

    During the first half of 1998, the Company recorded restructuring and unusual charges primarily associated with implementation of the Company's plan ("Turnaround Plan") to restore the Company's profitability. The Turnaround Plan has included: focusing on the Company's core commercial and Medicare markets in the New York tri-state area; disposing or restructuring of noncore businesses; reducing administrative costs; reducing payments to physicians and other providers; completing and operationalizing risk transfer agreements and other provider agreements; reducing unnecessary utilization of hospital and other services; strengthening commercial underwriting; increasing commercial group premiums; and improving service levels and strengthening operations.

    The table below presents the activity in the first quarter of 1999 related to the restructuring charge reserves established in the first and second quarters of 1998 as part of the Turnaround Plan. This activity is consistent with the Company's estimates prepared at December 31, 1998. The Company believes that the reserves as of March 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

                                                                                                                          Ending
(In thousands)                                     Restructuring         Cash           Noncash        Changes in     Restructuring
                                                      Charges          Activity         Activity       Estimate          Reserves
                                                      -------         ----------        --------       --------          --------
Provisions for loss on noncore businesses            $ 13,805          $ 2,437          $ (5,001)        $ -             $ 11,241
Write-down of property and equipment                   21,959              606           (13,416)          -                9,149
Severance and related costs                             9,354           (1,106)                -           -                8,248
Costs of consolidating operations                      17,685           (2,956)                -           -               14,729
                                                     =============================================================================
                                                     $ 62,803          $(1,019)        $ (18,417)        $ -             $ 43,367
                                                     =============================================================================

The three months ended March 31, 1999 compared with the three months ended March 31, 1998

    Total revenues for the quarter ended March 31, 1999 were $1.03 billion, down 15.4% from $1.21 billion during the same period in the prior year. Net earnings attributable to common stock for the first quarter of 1999 totaled $3.2 million, or four cents per share, compared to a net loss of $45.3 million, or 57 cents per share, for the first quarter of 1998. Results of operations for the first quarter of 1998 were adversely affected by significantly higher medical costs and approximately $25.0 million ($16.3 million after tax, or 20 cents per share) of charges for severance and other costs expected to be incurred in connection with the restructuring of certain administrative and management functions.

    Membership in the Company's fully insured commercial health care programs as of March 31, 1999 decreased by approximately 149,000 members (9%) from the level of such membership as of March 31, 1998 and by 46,500 members (3%) since year-end 1998. The decline since year-end 1998 is due to reductions in members in noncore states and in the Company's core commercial markets. Membership in government programs decreased by approximately 240,000 members (69%) compared to March 31, 1998, reflecting the exit of the Company from the Medicaid market in total and from the withdrawal or restructuring of the Medicare business in several markets.

    Total commercial premiums earned for the three months ended March 31, 1999 decreased 5% to $829.4 million compared with $872.6 million in the same period in the prior year. This decrease is attributable to a 7.9% decrease in member months in the Company's commercial health care programs, partially offset by a 3.2% increase in average premium yield. Average premium yields for the full year 1999 are expected to be about 9% higher in the Company's core commercial business than in the prior year.

    Premiums earned from Medicare programs decreased 28% to $326.1 million in the first quarter of 1999 from $488.3 million in the first quarter of 1998. Membership declines accounted for all of the change as member months of Medicare programs decreased 33% when compared with the prior year first quarter, while average premium yields of Medicare programs increased 7.3% over the level of the prior year first quarter. This yield increase exceeded the average rate increase granted by the Health Care Financing Administration ("HCFA") as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs decreased 87% to $10.2 million in the first quarter of 1999 compared with $79.6 million in the first quarter on 1998. The decline reflects the Company's total withdrawal from the Medicaid market by the end of January 1999.

    Investment and other income, net includes a $13.5 million gain on the sale of the Company's New York Medicaid business in the first quarter of 1999. In addition, net investment income for the three months ended March 31, 1999 increased 45% to $16.2 million from $11.1 million for the same period last year.

The improvement is primarily due to an increase in average invested balances in the first quarter of 1999 compared with the first quarter of 1998 offset, in part, by a $1.9 million decline in capital gains realized in the first quarter of 1999 compared with the prior year quarter. The higher invested balances are attributable to the funds received in the Company's May 1998 financing transaction.

    The Company incurred interest and other financing charges of $10.1 million in the first three months of 1999 related to its outstanding debt and capital lease obligations, compared with $3.6 million in the first three months of 1998. The increase is primarily attributable to the issuance of $350 million of long-term debt in May 1998 at which time bridge financing notes of $200 million were redeemed. Interest expense on delayed claims totaled $3.9 million in the first three months of 1999, compared with $3.2 million in the first three months of 1998. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness.

    The Company had income tax expense of $10.3 million for the first quarter of 1999 reflecting an effective tax rate of 42%. The Company has established a tax valuation allowance related to certain net operating losses and the effect of the Company's net tax deductible temporary differences. The Company has not changed its view that such tax benefits relating to losses incurred subsequent to the first quarter of 1998 are more likely than not to be realized in the foreseeable future. However, the Company may re-examine its position as further results of operations become available in 1999. The Company discontinued providing tax benefits beginning in the second quarter of 1998. Based on the Company's assessment of the progress to date of the Turnaround Plan, together with projections of future performance, the Company currently believes that it is more likely than not that deferred tax benefits recorded prior to April 1998 will be realized. The Company will continue to monitor its tax position throughout the implementation of its Turnaround Plan to determine whether such deferred tax benefits will require an additional valuation allowance or adjustment. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $300 million.

    The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 84.9% for the first quarter of 1999 compared with 87.9% for the first quarter of 1998. The improvement in the first quarter of 1999 reflects a 2.5% increase in average overall premium yield and a 1.0% decrease in per member per month medical costs when compared to the prior year first quarter, the latter as a result of a significant change in the Company's membership composition (for example, a reduction in number of members in government programs) and initiatives to control health care costs and reduce inappropriate utilization of services. The Company believes it has made adequate provision for medical costs as of March 31, 1999. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations and such additions would also be included in the results of operations for the period in which such adjustments are made.

    Marketing, general and administrative expenses totaled $149.7 million in the first quarter of 1999 compared with $201.0 million in the first quarter of 1998. The decrease when compared to the first quarter of 1998 is primarily attributable to a $21.0 million decrease in payroll and benefits due to reduced staffing and a $14.2 million decrease in consulting fees as the prior year quarter reflects significant expenses related to enhancements to management information systems. These expenses as a percent of operating revenue were 14.5% during the first quarter of 1999 compared with 16.5% during the first quarter of 1998 and 16.7% for the full year 1998. Administrative costs in future periods may be adversely affected by incremental costs incurred in an initiative to improve service levels and costs associated with responding to regulatory inquiries and investigations and defending pending litigation.

LIQUIDITY AND CAPITAL RESOURCES

    Cash used by operations during the first quarter of 1999 aggregated $127.6 million, compared with $114.6 million for the first quarter of 1998. The $13.0 million decline in cash flow occurred despite a

$65 million improvement in net earnings primarily because the prior year quarter was favorably affected by a tax refund of approximately $49 million. In addition, cash flow for the first quarter of 1999 was negatively affected by the receipt in December of 1998 of the January 1999 Medicare premium of $68 million and the runoff of claims reserves relating to discontinued or restructured businesses of $59 million. The Company expects cash flow from operations will continue to be adversely affected by runoff of reserves for restructured or discontinued business and efforts to reduce existing claims backlogs.

    The Company's capital expenditures for the first three months of 1999 totaled $1.1 million. Except for anticipated capital expenditures and requirements to provide the required levels of capital to its operating subsidiaries, including any requirement arising from nonadmissibility of provider advances (as discussed below) or other assets or from operating losses, the Company currently has no definitive commitments for use of material cash.

    As of March 31, 1999, cash and investments aggregating $56.4 million (of which $13 million is included in other assets) have been segregated in the accompanying balance sheet as restricted investments to comply with federal and state regulatory requirements. The Company expects to set aside additional funds, not expected to exceed $15 million, as collateral for certain advances made by the Company's New Jersey subsidiary (see below). The Company's subsidiaries are also subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

    In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. Connecticut has introduced legislation allowing the Connecticut Department of Insurance ("CTDOI") to promulgate regulations based on the NAIC model. The New York State Insurance Department ("NYSID") has introduced legislation similar to the NAIC model rules. The Company expects the CTDOI and NYSID regulations to be applicable to its 1999 annual financial statements. The New Jersey Department of Banking and Insurance ("NJDBI") has not introduced similar legislation. However, NJDBI has published draft solvency regulations that it estimates will result in additional capital requirements for many New Jersey health care plans. The New York Superintendent of Insurance has announced an intention to strengthen current solvency regulations to allow the NYSID to take over failing health plans without a court order. The Company intends to fund any required increase in statutory capital in regulated subsidiaries from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements. The new requirements are expected to be effective on or before December 31, 1999 upon enactment by each state.

    As a result of delays in claims payments during the fourth quarter of 1996 and the first quarter of 1997, the Company experienced a significant increase in medical claims payable, but such increase was mitigated, in part, by progress in paying backlogged claims and making advance payments to providers during the first quarter of 1997 and thereafter. Outstanding advances aggregated approximately $130.2 million at March 31, 1999, net of a valuation reserve of $35 million, and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations. There can be no assurance that insurance regulators will continue to recognize such advances as admissible assets and the New Jersey Department of Banking and Insurance is requiring the Company to provide collateral for repayment of the advances by setting aside in trust at the parent company funds equal to the admitted portion of the advances on the New Jersey subsidiary's statutory financial statement (currently not expected to exceed $15 million). If the Company fails to provide such collateral or if all or a portion of the advances were deemed nonadmitted, the capital of the Company's operating subsidiaries would be impaired and additional capital contributions would be required for the subsidiaries to meet statutory requirements.

    The Company's medical costs payable was $924.6 million as of March 31, 1999 (including $786.5 million for IBNR and before netting advance claim payments of $130.2 million) compared with $989.7 million as of December 31, 1998 (including $864.5 for IBNR and before netting advance claim payments of $139.5 million). The decrease reflects runoff of claims reserves for discontinued or restructured business and progress in paying backlogged claims. The Company estimates the amount of its reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership.

    The liability for medical costs payable is also affected by shared risk arrangements, including arrangements related to the Company's Medicare business in certain counties and Private Practice Partnerships ("Partnerships"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits).

    In the case of the Medicare risk arrangements, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to third parties. An agreement with the Heritage New Jersey Medical Group ("Heritage") covers all of the Company's approximately 13,500 Medicare members in New Jersey as of March 31, 1999. The NJDBI has advised the Company that the risk-sharing aspects of the agreement with Heritage should be suspended pending NJDBI's review of the need for additional regulation of risk-sharing arrangements. The Company intends to work with NJDBI and Heritage to arrive at appropriate interim and long-term arrangements, but there can be no assurance that such arrangements will be reached or that the risk-sharing agreement will ultimately be approved. A failure to gain approval of satisfactory arrangements would likely increase the Company's health care costs for this business and could eventually lead to reductions in New Jersey Medicare membership

     In the case of Partnership providers subject to deficits, the Company has established reserves to account for delays or other impediments to recovery of those deficits. The Company has reviewed its partnership program and has terminated most of its partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company recognized estimated costs in taking these actions in the second quarter of 1998. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liabilities. However, the Company's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

    During the first quarter of 1999, the Company made cash contributions to the capital of one of its HMO subsidiaries aggregating $355,000. The capital contribution was made to ensure that the subsidiary had sufficient surplus under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The Company expects that additional capital contributions to the subsidiaries during 1999 may be required.

    On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Texas Pacific Group, its affiliates and others to make an adjustment of the dividends payable among the shares of Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Preferred Stock (the "Series B Preferred Stock") in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus 0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus
0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13,2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may only use to pay the exercise price of the Company's Series A Warrants to purchase shares of common stock a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration for the Company's Series B Warrants to purchase shares of common stock by the holders. With respect to dividend rights, the Series D and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

MARKET RISK DISCLOSURES

    The Company's consolidated balance sheet as of March 31, 1999 includes a significant amount of assets whose fair values are subject to market risk. Since the substantial portion of the company's investments are in fixed rate debt securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rate risk is managed within a tight duration band, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of March 31, 1999 by approximately $21.3 million, while a 200 basis points increase in rates would decrease the value of such investments by approximately $41.9 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of March 31, 1999 by approximately $21.6 million, while a 200 basis points decrease in rates would increase the value of such investments by approximately $43.8 million. The Company's investment in equity securities as of March 31, 1999 was not significant. The foregoing valuation estimates were based upon industry calculations of security durations and convexities as provided by such third party vendors as Bloomberg and Yield Book. Due to the fact that durations and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in-line with the estimated values.

YEAR 2000 READINESS

    The Company has completed its assessment of its computer systems and facilities that could be affected by the "Year 2000" date conversion and is continuing to carry out the implementation plan to resolve the Year 2000 date issue which it developed as a result of the assessment. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date

"00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for Year 2000 compliance. The Company has divided its Year 2000 compliance program into the following phases: assessment, planning, remediation and testing. The Company has completed the assessment, planning and remediation of computer codes associated with its mission critical systems and is currently conducting certification testing of those systems. As of March 31, 1999, the Company was 90% complete with its Year 2000 compliance program and anticipates being complete with all phases of the program by the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs within particular time frames in order to avoid disruption of the Company's operations. These time frames include certain dates throughout 1999. Although the Company believes it will complete the remediation of these programs within the applicable time frames, there can be no assurance that such remediation will be completed or that the Company's operations will not be disrupted to some degree.

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

    The Company is required to submit periodic reports regarding Year 2000 compliance to certain of the regulatory authorities that regulate its business. The Company is in compliance with such Year 2000 reporting requirements. Such regulatory authorities have also asked the Company to submit to certain reviews regarding its Year 2000 compliance.

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

    The Company has incurred associated expenses of $2.5 million in 1999 and expects to incur approximately $2.5 million during the remainder of 1999 to complete this effort. Through March 31, 1999, the Company had cumulatively incurred approximately $12.3 million of expenses in connection with its Year 2000 compliance efforts. The costs of the project and the date on which the Company plans to complete the necessary Year 2000 modifications are based on management's best estimate, which include assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

    The Company has contracted with an external consulting firm to assist in the generation of a Year 2000 contingency plan in the event compliance is not achieved. The Company has begun to develop detailed plans to support its contingency strategy. The Company expects to be substantially complete with these detailed plans by the second quarter of 1999. However, there can be no assurance that this contingency plan will be completed on a timely basis or that such a plan will protect the Company from experiencing a material adverse effect on its financial condition or results of operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity at the parent company, future health care and administrative costs, future premium rates for commercial and Medicare business, the employer renewal process, future growth of membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, the Company's information systems and readiness for Year 2000, proposed efforts to control health care and administrative costs, future dispositions of certain businesses and assets, future provider payment and risk-sharing agreements with health care providers, the Turnaround Plan, future enrollment levels, future government regulation and relations and the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

    Net losses; restructuring and unusual charges

    The Company incurred net losses attributable to common stock of $624 million in 1998 and $291 million in 1997. As a result of losses at certain of its HMO and insurance subsidiaries in 1998 and 1997, the Company has had to make capital contributions to these subsidiaries and expects that additional capital contributions may be required to be made by the Company in 1999. The Company has also made significant additions to its reserves for medical claims, and has experienced significant levels of retroactive member and group terminations as well as difficulties with collection of premium receivables.

    A significant portion of the loss incurred by the Company in 1998 was associated with restructuring and unusual charges relating to the Company's Turnaround Plan. These restructuring and unusual charges are based on estimates of the anticipated costs to the Company of taking the actions contemplated by the Turnaround Plan, including disposition of certain businesses and assets. There can be no assurance that these estimates correctly reflect the ultimate costs that the Company will incur in implementing the Turnaround Plan.

    The Company's ability to control net losses depends, to a large extent, on the success of its Turnaround Plan. There can be no assurance that the Turnaround Plan will be implemented in the manner described herein, or that it will be successful or that other efforts by the Company to control net losses will be successful. Furthermore, despite the Company's efforts to the contrary, implementation of the Turnaround Plan could adversely affect members and employer groups, or physicians, hospitals and other health care providers and ultimately sales and renewals of the Company's health plans. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's membership, operations and financial results, including ongoing financial losses.

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

    The effect of high administrative costs on results

    The Company expects that results In 1999 may continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations and service levels and address systems issues, including those related to Year 2000 readiness. Although a key element of the Company's Turnaround Plan is a reduction in administrative expenses, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1999 and beyond which could have a significant impact on administrative costs. Further, the Company has been adversely affected by high administrative costs in connection with increased levels of employee attrition over the last several quarters, and there can be no assurance that the Company will not continue to experience such attrition in the remainder of 1999.

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

    Service and systems infrastructure problems caused by rapid growth

    The Company experienced rapid growth in its business and in its staff in the period from 1986, when the Company began operations, through 1997. The Company has been affected and will continue to be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its operations. In September 1996, the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company does not intend to promote significant membership or revenue growth in 1999 because the Company's priority in 1999 will continue to be to attempt to strengthen its service and systems infrastructure, reduce medical and administrative spending and increase premium rates. No assurance can be given that, in the remainder of 1999 and beyond, the Company will not continue to experience significant service and systems infrastructure problems, high levels of medical and administrative spending and difficulties in obtaining premium rate increases. In addition, the Company has experienced attrition of its Medicare and commercial business in 1998 and the first quarter of 1999 and there can be no assurance that the Company will be successful in the future in promoting membership growth and will not continue to experience membership attrition.

    Health care provider network

    The Company is subject to the risk of disruption in its health care provider network. The network physicians, hospitals and other health care providers could terminate their contracts with the Company, demand higher payments or take other actions which could have a material adverse effect on the Company's ability to market its products and service its membership. Furthermore, the effect of mergers and consolidations of health care providers in the Company's service areas could enhance the combined entity's bargaining power with respect to demands for higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

    Management of information systems

    There can be no assurance that the Company will be successful in mitigating the existing system problems that have resulted in payment delays and claims processing errors, in developing processes and systems to support its operations and in improving its service levels. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing processes and systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future. See "Other Information--Status of Information Systems".

    Year 2000 readiness

    The Company's failure to timely resolve its own Year 2000 issues or the failure of the Company's external vendors to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, the Company's estimates for the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ from those currently projected by the Company. See "Management's Discussion and Analysis and Results of Operations - Year 2000 Readiness".

    Recent events and related publicity

    Events at the Company over the course of the last two years have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network, the employer renewal process and future enrollment in the Company's health benefit plans.

    In addition, the managed care industry, in general, receives significant negative publicity. This publicity has led to increased legislation, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products or services or require it to change its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company's results of operations.

    Collectibility of advances

    As part of its attempts to ameliorate delays in processing claims for payment in 1997, the Company advanced approximately $276 million to providers pending the Company's disposition of claims for payment. As of March 31, 1999, approximately $130.2 million, net of allowances, remained outstanding. See "Management's Discussion Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The NYSID is requiring the Company to obtain written acknowledgments of such advances from recipients of advances, and the New Jersey Department of Banking and Insurance is requiring the Company to provide collateral for repayment of the advances by setting aside in trust at the parent company funds equal to the admitted portions of the advances on the New Jersey subsidiary's statutory financial statements. If the Company is unable to receive written acknowledgments or fails to provide such collateral there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may be required to make additional capital contributions to compensate for any impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

    Concentration of business

    The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly

New York, could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's revenue under its contracts with HCFA represented 21.9% of its premium revenue earned during the year 1998 and 19.2% of premiums earned during the first three months of 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Market Risk Disclosures."

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

    On December 18, 1998, Oxford and the individual defendants moved to dismiss the Amended Complaint on the grounds that: (1) plaintiffs have failed to allege with particularity, as required by the Private Securities Litigation Reform Act of 1995 (the "PSLRA") and Rule 9(b) of the Federal Rules of Civil Procedure, that any of the defendants acted with scienter; (2) plaintiffs cannot premise their securities fraud claims on allegations of mismanagement; (3) plaintiffs have failed, as required by the PSLRA and Rule 9(b), to specify the particular facts on which they base their allegations on "information and belief"; (4) none of the misstatements or omissions alleged in the Amended Complaint are actionable under the federal securities law; (5) the individual defendants cannot be liable under the federal securities laws for alleged misstatements that they did not make; (6) no basis exists for "controlling person" liability under Section 20(a) of the Exchange Act; and (7) no basis exists for illegal insider trading liability under Section 20A of the Exchange Act. Briefing on the motion to dismiss was completed on April 2, 1999 and oral arguments were held on April 28, 1999.

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

    On March 15, 1999, defendants moved to dismiss the Amended Derivative Complaint. Pursuant to stipulations entered into and filed by the parties and expected to be so ordered by Judge Brieant, proceedings in the federal derivative actions are stayed in all respects during the pendency of any motion to dismiss those actions.

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

    On January 5, 1999, and on March 29, 1999, the Company agreed to pay fines of $40,900 and $51,900, respectively, to the NYSID in connection with certain alleged violations of New York's prompt payment law. The NYSID has also requested additional information concerning delayed claim payments and has informed Oxford that it will continue to review complaints on an ongoing basis to establish violations of the prompt pay statute, and that such violations would result in additional fines. Fines for similar alleged violations have also been imposed on other health plans in New York.

    The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. The NYSID has informed the Company that it intends to issue rule interpretations which affect pricing practices of the Company and competing health plans in the large group market. These interpretations could have the effect of requiring changes in health plan pricing practices and the form in which the Company's large group Freedom Plan product is offered to customers in the future.

    At this time, the Company cannot predict the outcome of continuing market conduct reviews by the NYSID, enforcement of the New York prompt payment law or changes in premium pricing practices.

    The NJDBI is nearing completion of its market conduct and financial examinations of the Company's New Jersey HMO subsidiary. The market conduct examination relates to the subsidiary's activities in 1997 and the first half of 1998 and is expected to assert deficiencies relating to, among others, claims processing and handling of complaints. The NJDBI may seek imposition of a fine in connection with completion of the examination. In connection with the financial examination, the NJDBI is requiring the Company to provide certain collateral for repayment of advances made in 1997 to providers in respect of delayed claims by setting aside in trust at the parent company funds equal to the admitted portions of the advances on the New Jersey subsidiary's statutory financial statements.

    An agreement with the Heritage New Jersey Medical Group ("Heritage") covers all of the Company's approximately 13,500 Medicare members in New Jersey as of March 31, 1999. The NJDBI has advised the Company that the risk-sharing aspects of the agreement with Heritage should be suspended pending NJDBI's review of the need for additional regulation of risk-sharing arrangements. The Company intends to work with NJDBI and Heritage to arrive at appropriate interim and long-term arrangements, but there can be no assurance that such arrangements will be reached or that the risk-sharing agreement will ultimately be approved. A failure to gain approval of satisfactory arrangements would likely increase the Company's health care costs for this business and could eventually lead to reductions in New Jersey Medicare membership

    The Company is also subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of these examinations cannot be predicted at this time.

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

    On April 12, 1999, the Attorney General served a subpoena duces tecum on Oxford seeking production of certain documents relating to Oxford's handling of inquiries, claims and complaints regarding emergency medical services. The subpoena was accompanied by a letter stating that, based on an examination of materials relating to Oxford's individual New York plans, Oxford appeared to be in violation of certain provisions of the Managed Care Reform Act of 1996 that relate to the provision and disclosure of emergency medical services. By letter dated April 20, 1999, Oxford submitted a response to the Attorney General's letter outlining the steps it has taken to comply with the relevant provisions of the Managed Care Reform Act.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    See information contained in note 3 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Liquidity and Capital Resources".

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

    Although the Company made certain modifications and enhancements to attempt to improve systems controls and processing efficiencies during 1998 and the first quarter of 1999, the Company continues to review its long-term information system strategy. The Company's resources are currently focused on (i) Year 2000 readiness, (ii) making requisite modifications and enhancements to the existing information systems and (iii) establishing improved performance and management information.

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

    For information as to the "Year 2000" readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness."

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                      Exhibit No.   Description of Document

                          3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

                          4(a) Certificate of Designations of Series D Cumulative Preferred Stock

                          4(b) Certificate of Designations of Series E Cumulative Preferred Stock

                         10(a) Amendment, dated April 13, 1999, to Employment Agreement between the Registrant and Norman C. Payson, M.D.

                         10(b) Amendment, dated May 5, 1999, to Employment Agreement between the Registrant and Jeffery H. Boyd

                         10(c) Oxford Health Plans, Inc. Special Salary Continuation Plan

                         10(d) Share Exchange Agreement, dated as of February 13, 1999 by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein

                (b) Reports on Form 8-K

                      In a report on Form 8-K dated and filed on January 8, 1999, the Company reported, under Item 5. "Other Events," its press release concerning preliminary January 1999 membership results and government program developments.

                      In a report on Form 8-K dated and filed on January 29, 1999, the Company reported, under Item 5. "Other Events," the filing deadline for stockholder proposals to be considered for inclusion in the Company's proxy statement and form of proxy for the annual meeting of stockholders to be held on May 13, 1999.

                      In a report on Form 8-K dated and filed on February 25, 1999, the Company reported, under Item 5. "Other Events," its fourth quarter 1998 earnings press release.

                      In a report on Form 8-K/A dated February 25, 1999, and filed on March 19, 1999, the Company reported, under Item
                      5. "Other Events," revisions to the financial statements previously included in its fourth quarter 1998 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OXFORD HEALTH PLANS, INC.
                                  ---------------------------------------------
                                            (REGISTRANT)

    May 10, 1999                             /s/ NORMAN C. PAYSON, M.D.
------------------------          ---------------------------------------------
          Date                                   NORMAN C. PAYSON, M.D.,
                                                CHIEF EXECUTIVE OFFICER

      May 10, 1999                                /s/ YON Y. JORDEN
------------------------          ---------------------------------------------
         Date                                         YON Y. JORDEN,
                                                 CHIEF FINANCIAL OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

Exhibit
Number                                        Description of Document
------                                        -----------------------

    3(a)           Second Amended and Restated Certificate of Incorporation, as amended, of the
                   Registrant, incorporated by reference to Exhibit 3(a) of the Registrant's
                   Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998
                   (File No. 0-19442)

    4(a)           Certificate of Designations of Series D Cumulative Preferred Stock,
                   incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

    4(b)           Certificate of Designations of Series E Cumulative Preferred Stock,
                   incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

   10(a)           Amendment, dated April 13, 1999, to Employee Agreement between Registrant and
                        Norman C. Payson, M.D.*

   10(b)           Amendment, dated May 5, 1999, to Employee Agreement between Registrant and
                         Jeffery H. Boyd*

   10(c)           Oxford Health Plans, Inc. Special Salary Continuation Plan*

   10(d)           Share Exchange Agreement, dated as of February 13, 1999 by and among TPG
                   Partners II, L.P., TPG Investors II, L.P., TPG Parallel II, L.P., Chase
                   Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein, incorporated by reference to Exhibit 10(rr) of the Registrant's
                   Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998
                   (File No. 0-19442)

_____________
* Filed herewith
                                       35