Form 10-Q/A
period 1999-03-31
OXFORD HEALTH PLANS INC
filed 1999-05-24
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________to_____________

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

    Premiums earned from Medicare programs decreased 28% to $187.0 million in the first quarter of 1999 from $260.9 million in the first quarter of 1998. Membership declines accounted for all of the change as member months of Medicare programs decreased 33% when compared with the prior year first quarter, while average premium yields of Medicare programs increased 7.3% over the level of the prior year first quarter. This yield increase exceeded the average rate increase granted by the Health Care Financing Administration ("HCFA") as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs decreased 87% to $10.2 million in the first quarter of 1999 compared with $79.6 million in the first quarter on 1998. The decline reflects the Company's total withdrawal from the Medicaid market by the end of January 1999.

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

    The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 84.9% for the first quarter of 1999 compared with 87.9% for the first quarter of 1998. The improvement in the first quarter of 1999 reflects a 2.5% increase in average overall premium yield and a 1.0% decrease in per member per month medical costs when compared to the prior year first quarter, the latter as a result of a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to control health care costs and reduce inappropriate utilization of services. The Company believes it has made adequate provision for medical costs as of March 31, 1999. There can be no assurance that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations and such additions would also be included in the results of operations for the period in which such adjustments are made.

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


                                                  OXFORD HEALTH PLANS, INC.
                                                         (REGISTRANT)


May 24, 1999                                      /s/ NORMAN C. PAYSON, M.D.
   Date                                           NORMAN C. PAYSON, M.D.,
                                                  CHIEF EXECUTIVE OFFICER


May 24, 1999                                      /s/ YON Y. JORDEN
   Date                                               YON Y. JORDEN,
                                                  CHIEF FINANCIAL OFFICER