Form 10-Q
period 1999-06-30
OXFORD HEALTH PLANS INC
filed 1999-08-16
CIK 865084

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1999
                               ------------------------------------------------

                                                     OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------     ---------------------------------

Commission File Number:                 0-19442
                        -------------------------------------------------------

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

                  Yes    X           No
                      -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 4, 1999 was 81,316,194.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

ITEM 1   Financial Statements

         Consolidated Balance Sheets at June 30, 1999 and December 31,
         1998.................................................................3

         Consolidated Statements of Operations for the Three Months
         and Six Months Ended June 30, 1999 and 1998..........................4

         Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 1999 and 1998 ........................................5

         Notes to Consolidated Financial Statements ..........................6

         Independent Auditor's Report ........................................9

ITEM 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................11

ITEM 3   Quantitative and Qualitative Disclosures About
         Market Risk ........................................................25

PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings ..................................................26

ITEM 2   Changes in Securities and Use of Proceeds ..........................35

ITEM 4   Submission of Matters to a Vote of Security Holders.................35

ITEM 5   Other Information ..................................................36

ITEM 6   Exhibits and Reports on Form 8-K ...................................37


SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           ASSETS
                                                                          June 30,         Dec. 31,
Current assets:                                                             1999             1998
---------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                              $150,907        $237,717
   Investments - available-for-sale, at market value                       816,008         922,990
   Premiums receivable, net                                                113,680         110,254
   Other receivables                                                        34,632          36,540
   Prepaid expenses and other current assets                                11,988           9,746
   Deferred income taxes                                                    40,529          43,385
---------------------------------------------------------------------------------------------------
         Total current assets                                            1,167,744       1,360,632
Property and equipment, net of accumulated depreciation and
  amortization of $183,174 in 1999 and $160,431 in 1998                     85,059         112,941
Deferred income taxes                                                       88,134          94,182
Restricted cash and investments                                             71,814          56,493
Other noncurrent assets                                                     22,253          13,502
==================================================================================================
         Total assets                                                   $1,435,004      $1,637,750
==================================================================================================
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Medical costs payable                                                   $741,410        $850,197
  Trade accounts payable and accrued expenses                              145,980         176,833
  Unearned premiums                                                         45,294         105,993
  Current portion of capital lease obligations                              12,029          15,938
  Deferred income taxes                                                          -           2,228
--------------------------------------------------------------------------------------------------
         Total current liabilities                                         944,713       1,151,189
Long-term debt                                                             350,000         350,000
Obligations under capital leases                                            10,779          18,850
Redeemable preferred stock                                                 321,275         298,816
Shareholders' equity (deficit):
  Preferred stock, $.01 par value, authorized 2,000,000 shares                   -               -
  Common stock, $.01 par value, authorized 400,000,000
     shares; issued and outstanding 81,315,284 shares in 1999 and              813             805
     80,515,872 shares in 1998
  Additional paid-in capital                                               494,812         506,243
  Accumulated deficit                                                     (679,994)       (692,290)
  Accumulated other comprehensive earnings (loss)                           (7,394)          4,137
==================================================================================================
         Total liabilities and shareholders' equity (deficit)           $1,435,004      $1,637,750
==================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months                 Six Months
                                                                 Ended June 30                Ended June 30
Revenues:                                                     1999           1998          1999          1998
-----------------------------------------------------------------------------------------------------------------
     Premiums earned                                        $1,033,670     $1,155,952    $2,060,256    $2,369,037
     Third-party administration, net                             4,091          4,311         7,701         9,313
     Investment and other income, net                           13,020         30,849        43,129        42,385
-----------------------------------------------------------------------------------------------------------------
         Total revenues                                      1,050,781      1,191,112     2,111,086     2,420,735
-----------------------------------------------------------------------------------------------------------------
Expenses:
     Health care services                                      886,836      1,307,214     1,758,709     2,373,651
     Marketing, general and administrative                     155,210        227,968       304,947       429,001
     Interest and other financing charges                       12,180         20,752        26,230        27,601
     Restructuring charges                                           -         98,500             -       123,500
     Write-downs of strategic investments (see note)                 -         38,341             -        38,341
-----------------------------------------------------------------------------------------------------------------
         Total expenses                                      1,054,226      1,692,775     2,089,886     2,992,094
-----------------------------------------------------------------------------------------------------------------
Operating earnings (loss) before income taxes                   (3,445)      (501,663)       21,200      (571,359)
Income tax expense (benefit)                                    (1,446)         5,957         8,904       (18,437)
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             (1,999)      (507,620)       12,296      (552,922)
Less preferred dividends and amortization                      (11,377)        (5,718)      (22,459)       (5,718)
-----------------------------------------------------------------------------------------------------------------
Net loss attributable to common shares                        $(13,376)     $(513,338)     $(10,163)    $(558,640)
=================================================================================================================
Loss per common share-basic and diluted                          $(.16)        $(6.41)        $(.13)       $(7.00)
-----------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding-basic and            81,162         80,131        80,970        79,817
     diluted

See accompanying rates to consolidated financial statements.

Note: Write-downs of strategic investments was previously titled "unusual charges".

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                  Six Months Ended June 30
                                                                                -----------------------------
                                                                                    1999             1998
                                                                                ------------     ------------
Cash flows from operating activities:
-------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                             $     12,296     $   (552,922)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
     Depreciation and amortization                                                    29,068           35,362
     Noncash restructuring charges                                                         -          107,246
     Deferred income taxes                                                             8,904          (29,156)
     Provision for doubtful accounts                                                       -           13,209
     Realized loss (gain) on sale of investments                                       3,395           (2,121)
     Other, net                                                                        1,271           11,272
     Changes in assets and liabilities:
        Premiums receivable                                                           (3,426)          54,734
        Other receivables                                                              1,908           (1,780)
        Prepaid expenses and other current assets                                     (2,242)          (1,404)
        Medical costs payable                                                       (108,787)         153,368
        Trade accounts payable and accrued expenses                                  (25,814)          75,184
        Income taxes payable/refundable                                                    -          117,380
           Unearned premiums                                                         (60,699)         (70,140)
           Other, net                                                                (10,293)           4,693
-------------------------------------------------------------------------------------------------------------
         Net cash used by operating activities                                      (154,419)         (85,075)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
        Capital expenditures                                                          (4,147)         (36,646)
        Purchases of investments                                                    (597,917)        (500,271)
        Sales and maturities of investments                                          683,077          416,140
        Other, net                                                                   (11,189)          (3,318)
-----------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                             69,824         (124,095)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                              9,765            1,323
   Proceeds from sale of redeemable preferred stock, net of expenses                       -          271,148
   Proceeds from sale of warrants                                                          -           67,000
   Proceeds from sale of common stock                                                      -           10,000
   Proceeds of notes and loans payable                                                     -          550,000
   Redemption of notes payable                                                             -         (200,000)
   Debt issuance expenses                                                                  -          (11,251)
    Payments under capital leases                                                    (11,980)          (1,570)
-----------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by financing activities                             (2,215)         686,650
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                 (86,810)         477,480
Cash and cash equivalents at beginning of period                                     237,717            4,141
=================================================================================================================
Cash and cash equivalents at end of period                                          $150,907         $481,621
=================================================================================================================
Supplemental cash flow information:
     Cash payments (refunds) for income taxes, net                                   $(1,444)       $(107,877)
     Cash payments for interest expense                                               28,404           10,332
Supplemental schedule of noncash investing and financing activities:
     Unrealized appreciation (depreciation) of investments                           (13,759)          (7,773)
     Capital lease obligations incurred                                                    -           21,707
     Preferred stock dividends and amortization                                      $22,459          $ 5,718

                          See accompanying notes to consolidated financial statements

                                       5

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

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1998, included in the Company's Form 10-K/A filed with the SEC for the fiscal year ended December 31, 1998, as amended.

(2)  RESTRUCTURING CHARGES

     During the first half of 1998, the Company recorded restructuring charges primarily associated with implementation of the Company's plan ("Turnaround Plan") to restore the Company's profitability. These restructuring charges totaled $98.5 million, or $1.23 per share, for the three months ended June 30, 1998 and $123.5 million ($114.8 million after income taxes), or $1.44 per share, for the six months ended June 30, 1998. The table below presents the activity in the first six months of 1999 related to the restructuring charge reserves established in the first and second quarters of 1998 as part of the Turnaround Plan. As of June 30, 1999, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first six months of 1999 is consistent with the Company's estimates prepared at December 31, 1998. The Company believes that the reserves as of June 30, 1999 are adequate and that no revisions of estimates are necessary at this time.

                                                     Beginning                                        Ending
                                                   Restructuring       Cash           Noncash      Restructuring
(In thousands)                                        Reserves       Activity        Activity        Reserves
----------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses             $13,805        $(3,217)        $(4,874)          $5,714
Severance and related costs                             9,354         (1,764)               -           7,590
Costs of consolidating operations                      17,685        (11,924)               -           5,761
                                                   =============================================================
                                                      $40,844       $(16,905)        $(4,874)         $19,065
                                                   =============================================================

     Cash expenses charged against the reserve for loss on noncore businesses amounted to $3.2 million during the first six months of 1999. These charges include payments of $3.0 million related to premium deficiencies and $.2 million related to professional fees and other incremental exit costs. Noncash charges against the reserve of $4.9 million relate to the specific write-off of assets of the HMO and insurance businesses in the noncore markets, net of proceeds received.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.8 million to former executives of the Company.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $11.9 million, net of sublease income, related to vacated office space.

(3)  WRITE-DOWNS OF STRATEGIC INVESTMENTS

     In October 1997, the Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners"), and received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") stock with a market value of approximately $76.4 million, resulting in a pretax gain of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to approximately $38.4 million, and the Company wrote down its investment and reduced its gain by approximately $38.0 million. During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote its remaining investment in FPAM down to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write-down of $38.3 million, or $.49 per share, have been recognized as write-downs of strategic investments in the accompanying financial statements.

(4)  REDEEMABLE PREFERRED STOCK

     On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Texas Pacific Group, its affiliates and others to make an adjustment of the dividends payable on the shares of Series A
Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Preferred Stock (the "Series B Preferred Stock") in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus 0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock, except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or

Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

     The aggregate cost to the Company of dividends on the Series D Preferred Stock and Series E Preferred Stock is the same as the aggregate cost to the Company of dividends on the Series A Preferred Stock and Series B Preferred Stock. The respective voting rights of the holders of the Series A Preferred Stock and Series B Preferred Stock have not changed as the result of the exchange of such shares for shares of Series D Preferred Stock and Series E Preferred Stock. The exchange had no effect on the consolidated balance sheet as the issuance of additional redeemable preferred stock effected the in-kind payment of the accrued redeemable preferred stock dividend which had previously been credited to redeemable preferred stock. In the Company's view, there was no difference in the aggregate fair value between the redeemable preferred stock issued in the exchange and the redeemable preferred stock canceled in the exchange.

     Pursuant to the provisions of the Series D Preferred Stock and Series E Preferred Stock, on May 13, 1999, the Company issued (a) a dividend in the amount of $13.29880250 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 1999 and (b) a dividend in the amount of $36.4730350 per share of Series E Preferred Stock in the form of shares of such Series E Preferred Stock to the holders of record as of April 28, 1999.

(5)  SUBSEQUENT EVENTS

     In July 1999, the Company disposed of its investment in Ralin Medical, Inc., a company that provides ambulatory outpatient cardiac monitoring and disease management services, resulting in a third quarter 1999 pretax gain of $2.5 million. In early August, the Company executed a definitive agreement to sell the assets of its mail order pharmacy and upon closing will realize a pretax gain of approximately $7 million. The closing is scheduled for the third quarter of 1999 and is subject to the satisfaction of certain closing conditions.

     In addition, since the end of the second quarter the Company has taken and intends to take additional steps to reduce its administrative expenses in light of improvements in service performance and reductions in claims and correspondence inventories. These reductions are intended to reduce the Company's administrative loss ratio and enhance its competitive position over the next 12 months, particularly in view of expected reductions in membership in the Company's Medicare and certain other rationalized businesses. These steps include reductions in workforce, and the Company's future results will reflect charges for associated severance and other costs.

(6)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statement amounts to conform to the 1999 presentation. Certain nonrecurring items that were previously classified as write-downs of strategic investments charges (formerly "unusual charges") and restructuring charges in the second quarter of 1998 have been reclassified to operating and income tax captions in the 1998 statement of operations. The charges previously reported as unusual charges are herein referred to as write-downs of strategic investments. A reclassification of write-downs of strategic investments aggregating approximately $73.5 million was made related to charges taken for strengthening medical claim reserves, establishing reserves for losses on provider advances, and certain other asset impairment losses. A reclassification of restructuring charges aggregating $18.8 million was made related to the write-down of government program accounts receivable and accruals of certain litigation defense costs and other expenses. In addition, restructuring charges of $51.0 million relating to premium deficiency reserves for government contracts have been reclassified to health care services expense. These reclassifications do not affect the reported net loss for the second quarter of 1998 or for the first six months of 1998, but do have the effect of increasing the second quarter medical loss ratio and administrative loss ratio from the levels previously reported, and the first six months ratios are also higher. In addition, a reclassification of restructuring charges approximating $6.0 million was made related to certain deferred tax assets, which charges are now included in the 1998 statement of operations as income tax expense. The effects of these reclassifications are summarized as follows.

                                                                        Before              After
Three months ended June 30, 1998 (dollars in thousands)            Reclassification   Reclassification
------------------------------------------------------------------------------------------------------
Total revenues                                                     $1,191,112           $1,191,112
Health care services expenses                                       1,188,265            1,307,214
Marketing, general and administrative expenses                        203,659              227,968
Restructuring charges                                                 174,266               98,500
Write-downs of strategic investments*                                 111,790               38,341
Income tax expense                                                          -                5,957
Medical loss ratio                                                     102.8%               113.1%
Administrative loss ratio                                               17.6%                19.6%

Six months ended June 30, 1998 (dollars in thousands)
------------------------------------------------------------------------------------------------------
Total revenues                                                     $2,420,735           $2,420,735
Health care services expenses                                       2,254,705            2,373,651
Marketing, general and administrative expenses                        404,692              429,001
Restructuring charges                                                 199,266              123,500
Write-downs of strategic investments*                                 111,790               38,341
Income tax benefit                                                     24,394               18,437
Medical loss ratio                                                      95.2%               100.2%
Administrative loss ratio                                               17.0%                18.0%

----------------------
*        Previously shown under the caption "Unusual charges."

                                       9

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors
Oxford Health Plans, Inc.

     We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of June 30, 1999 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP

Stamford, Connecticut
August 6, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                                As of June 30        Increase (Decrease)
                                                           ----------------------   ---------------------
                                                              1999         1998       Amount          %
                                                           ---------    ---------   ---------     -------
  Membership:
    Freedom and Liberty Plans                              1,269,400    1,362,300    (92,900)      (6.8%)
    HMO                                                      242,100      276,300    (34,200)     (12.4%)
  -----------------------------------------------------------------------------------------------
           Total commercial                                1,511,500    1,638,600   (127,100)      (7.8%)
  -----------------------------------------------------------------------------------------------
      Medicare                                               103,800      159,500    (55,700)     (34.9%)
      Medicaid                                                     -      140,600   (140,600)    (100.0%)
  -----------------------------------------------------------------------------------------------
           Total government programs                         103,800      300,100   (196,300)     (65.4%)
  -----------------------------------------------------------------------------------------------
           Total fully insured membership                  1,615,300    1,938,700   (323,400)     (16.7%)

  Third-party administration                                  53,400       66,000    (12,600)     (19.1%)
  -------------------------------------------------------------------------------------------------------
           Total                                           1,668,700    2,004,700   (336,000)     (16.8%)
  =======================================================================================================

The following table provides certain statement of operations data expressed as a percentage of total revenues for the three month and six month periods ended June 30, 1999 and 1998:

                                                               Three Months               Six Month
                                                               Ended June 30            Ended June 30
                                                             -----------------        -----------------
                                                             1999         1998        1999         1998
  Revenues:                                                  ----         ----        ----         ----

     Premiums earned                                        98.4%        97.0%       97.6%        97.9%
     Third-party administration, net                          .4%          .4%         .4%          .4%
     Investment and other income, net                        1.2%         2.6%        2.0%         1.7%
  -----------------------------------------------------------------------------------------------------
           Total revenues                                  100.0%       100.0%      100.0%       100.0%
  -----------------------------------------------------------------------------------------------------
  Expenses:
     Health care services                                   84.3%       109.8%       83.4%        98.2%
     Marketing, general and administrative                  14.8%        19.1%       14.4%        17.7%
     Interest and other financing charges                    1.2%         1.7%        1.2%         1.1%
     Restructuring charges                                     -          8.3%           -         5.1%
     Write-downs of strategic investments                      -          3.2%           -         1.6%
  -----------------------------------------------------------------------------------------------------
           Total expenses                                  100.3%       142.1%       99.0%       123.7%
  -----------------------------------------------------------------------------------------------------
  Earnings (loss) before income taxes                        (.3%)      (42.1%)       1.0%       (23.7%)
  Income tax expense (benefit)                               (.1%)         .5%         .4%         (.8%)
  ------------------------------------------------------------------------------------------------------
  Net earnings (loss)                                        (.2%)      (42.6%)        .6%       (22.9%)
  Less preferred dividends and amortization                 (1.1%)        (.5%)      (1.1%)        (.2%)
  ======================================================================================================
  Net loss attributable to common shares                    (1.3%)      (43.1%)       (.5%)      (23.1%)
  ======================================================================================================

  Medical loss ratio                                        85.8%       113.1%       85.4%      100.2%
  Administrative loss ratio                                 15.0%        19.6%       14.7%       18.0%
  PMPM premium revenue                                   $212.11      $197.00     $208.39      $198.44
  PMPM medical expense                                   $181.98      $222.78     $177.89      $198.83
  Fully insured member month (000's)                     4,873.2      5,867.7     9,886.5     11,938.3

                                       11

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

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. See "Liquidity and Capital Resources". The Company's results for the six months ended June 30, 1998 and the year ended December 31, 1998 were also adversely affected by significant restructuring charges and write-downs of strategic investments.

     Since it began operations in 1986 and through 1997, the Company experienced substantial growth in membership and revenues. The membership and revenue growth has been accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue during 1998 and such declines are expected to continue through 1999 and beyond. The Company does not intend to promote significant membership or revenue growth in 1999 because the Company through strategic initiatives has redirected its efforts to establish profitability. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers. The Company's revenues were adversely affected by adjustments of approximately $218.2 million in 1998 and $173.5 million in 1997 related to estimates for terminations of group and individual members and for nonpaying group and individual members. In 1998, approximately $135.6 million of these adjustments related to termination of members, approximately $65.2 million of these adjustments related to nonpaying members, and approximately $17.4 million of these adjustments related to other manual billing adjustments posted during the year. A similar breakout for 1997 is not available since, prior to January 1, 1998, source documents for the adjustments did not specify whether the adjustment related to group and member terminations, nonpaying members or other manual billing adjustments. Retroactive terminations occur when a group notifies Oxford that an employee is no longer eligible for coverage and there is a lag between the effective date of the termination and the receipt or posting of the notice of termination by Oxford. Reserves for retroactivity in 1998 and 1997 are estimated based on historical experience and are affected by the time it takes to process enrollment and termination forms. Retroactivity can also arise when employer groups terminate coverage without providing notice to Oxford. The Company has taken steps to attempt to improve billing timeliness, reduce billing errors, reduce lags in recording enrollment and disenrollment notifications, and improve the Company's collection processes and is attempting to make requisite improvements in management information systems concerning the value and aging of outstanding accounts receivable. The Company continues to experience significant levels of retroactive member and group terminations impacting revenue. In addition, the Company continues to show significant aged receivable balances from certain large group customers which remain uncollected. The Company believes it has made adequate provision in its estimates for group and individual member terminations and for nonpaying groups and individual members as of June 30, 1999. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments were made. The Company's results of operations could also be adversely affected if efforts to collect overdue balances result in terminations of such groups.

     RESTRUCTURING CHARGES

     During the first half of 1998, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to restore the Company's profitability. The Turnaround Plan has included: focusing on the Company's core commercial and selected Medicare markets in the New York tri-state area; disposing or restructuring of noncore businesses; reducing administrative costs; reducing payments to physicians and other providers;
completing and operationalizing risk transfer agreements and other alternative provider arrangements; reducing unnecessary utilization of hospital and other services; strengthening commercial underwriting; increasing commercial group premiums; and improving service levels and strengthening operations.

     The table below presents the activity in the first six months of 1999 related to the restructuring charge reserves established in the first and second quarters of 1998 as part of the Turnaround Plan. As of June 30, 1999, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first six months of 1999 is consistent with the Company's estimates prepared at December 31, 1998. The Company believes that the reserves as of June 30, 1999 are adequate and that no revisions of estimates are necessary at this time.

                                               Beginning                                      Ending
                                             Restructuring       Cash         Noncash      Restructuring
                   (In thousands)              Reserves        Activity       Activity       Reserves
--------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses        $13,805       $(3,217)         $4,874         $ 5,714
Severance and related costs                        9,354        (1,764)              -           7,590
Costs of consolidating operations                 17,685       (11,924)              -           5,761
                                             ===========================================================

                                                 $40,844      $(16,905)         $4,874         $19,065
                                             ===========================================================

     Cash expenses charged against the reserve for loss on noncore businesses amounted to $3.2 million during the first six months of 1999. These charges include payments of $3.0 million related to premium deficiencies and $.2 million related to professional fees and other incremental exit costs. Noncash charges against the reserve of $4.9 million relate to the specific write-off of assets of the HMO and insurance businesses in the noncore markets, net of proceeds received.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.8 million to former executives of the Company.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $11.9 million, net of sublease income, related to vacated office space.

     Three months ended June 30, 1999 compared with three months ended June 30, 1998

     Total revenues for the quarter ended June 30, 1999 were $1.05 billion, down 12% from $1.19 billion during the same period in the prior year. The net loss attributable to common stock for the second quarter of 1999 totaled $13.4 million, or 16 cents per share, compared with a net loss of $513.3 million, or $6.41 per share, for the second quarter of 1998. Results of operations for the second quarter of 1998 were adversely affected by (i) significantly higher medical costs, (ii) premium deficiency reserves aggregating $51.0 million relating to government contracts and reserves of $48 million and $20 million, respectively, established for medical claims and losses on provider advances,
(iii)  approximately  $98.5  million of charges  for  severance  and other costs expected  to be  incurred  in  connection  with  the  restructuring  of  certain administrative and management functions, (iv) write-downs of strategic investments and other asset impairments and (v) accruals of certain litigation defense and other costs.

     Membership in the Company's fully insured health care programs as of June 30, 1999 decreased by approximately 323,000 members (17%) from the level of such membership as of June 30, 1998 and by 210,000 members (11%) since year-end 1998. Membership in government programs decreased by approximately 196,000 members (65%) compared with June 30, 1998, reflecting the exit of the Company from the Medicaid market in total and from the withdrawal or restructuring of the Medicare business in several markets. The balance of the decline from June 30, 1998, is due to reductions in members in noncore states and in the Company's core commercial markets. The decline since year-end 1998 is primarily due to reductions in noncore and core commercial members. The Company recently announced its withdrawal from the Medicare market in Suffolk County, New York and intends to reduce the benefits offered in New Jersey and certain other counties. These steps are expected to result in a significant decrease in Medicare membership and revenue by January 1, 2000. The Company also has ceased offering certain benefit designs in its commercial small group business and has reduced available rate options in an effort to ensure that new and renewing small groups are charged appropriate rates. While the Company expects that these steps will improve the underwriting results for the groups affected, it expects that certain small group membership and revenue will be reduced over the next 12 months as a result of price increases received by new and renewing groups. The extent of the reduction in membership cannot be predicted at this time.

     Total commercial premiums earned for the three months ended June 30, 1999 increased 1.6% to $843.2 million compared with $830.3 million in the same period in the prior year. The prior year quarter was adversely affected by a $52.9 million adjustment related to estimates for termination of group and individual members and for nonpaying groups and individual members. Absent this adjustment, commercial premiums earned decreased by 4.5%. Premiums earned in the second quarter of 1999 benefited from reduced levels of retroactivity approximating $15 million compared with prior periods as a result of improvements in billing and collection operations. The year to year decrease in premiums earned is attributable to a 7.9% decrease in member months in the Company's commercial health care programs, partially offset by a 3.6% increase in average premium yield. Average premium rates for the full year 1999 are expected to be approximately 9% higher in the Company's core commercial business than in the full year 1998, but the increase in premium yields is expected to be lower due to changing business mix and benefit designs and other factors.

     Premiums earned from Medicare programs decreased 28% to $188.7 million in the second quarter of 1999 from $260.6 million in the second quarter of 1998. The revenue decline was caused by membership declines as member months of Medicare programs decreased 35% when compared with the prior year second quarter, partially offset by increases in average premium yields of Medicare programs of 12% over the level of the prior year second quarter. This yield increase exceeded the average rate increase granted by the Health Care Financing Administration ("HCFA") as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs were nominal in the second quarter of 1999 compared with $65.1 million in the second quarter of 1998, reflecting the Company's total withdrawal from the Medicaid market during 1998 and 1999.

     Investment and other income, net for the three months ended June 30, 1999, decreased 58% to $13.0 million from $30.8 million for the same period last year. The 1999 second quarter included realized capital losses of $2.9 million while the 1998 second quarter included realized capital gains of $9.0 million and a $4.5 million gain on the sale of the Company's New Jersey Medicaid business. In July 1999, the Company disposed of its investment in Ralin Medical, Inc., a company that provides ambulatory outpatient cardiac monitoring and disease management services, resulting in a third quarter 1999 pretax gain of $2.5 million. In early August, the Company executed a definitive agreement to sell the assets of its mail order pharmacy and upon closing will realize a pretax gain of approximately $7 million. The closing is scheduled for the third quarter of 1999 and is subject to the satisfaction of certain closing conditions.

     The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 85.8% for the second quarter of 1999 compared with 113.1% for the second quarter of 1998. The improvement in the second quarter of 1999 over the second quarter of 1998 reflects a 7.7% increase in average overall premium yield and an 18% decrease in per member per month medical costs when compared to the prior year second quarter. The reduction in medical costs is primarily the result of a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs), significant nonrecurring charges incurred in the second quarter of

1998 as described above and initiatives to improve health care utilization and costs. Health care services expense was adversely affected in the second quarter of 1999 by a provision for loss on claims advances totaling $13.8 million and $8.0 million for additional reserves related to the unwinding of a Medicare risk transfer agreement in New Jersey. The unwinding of the agreement is expected to increase the Company's medical and administrative costs for this business by approximately $2 million per quarter for the remainder of 1999. See "Liquidity and Capital Resources." The Company believes it has made adequate provision for medical costs as of June 30, 1999. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made.

     Marketing, general and administrative expenses totaled $155.2 million in the second quarter of 1999 compared with $228.0 million in the second quarter of 1998. The decrease when compared with the second quarter of 1998 is primarily attributable to a $12.8 million decrease in payroll and benefits due to reduced staffing and a $19.2 million decrease in consulting fees as the prior year quarter reflects significant expenses related to enhancements to management information systems. In addition, depreciation, occupancy and telephone expenses and equipment rental and maintenance were $18.3 million lower in the aggregate in the second quarter of 1999 due to the implementation of the Company's Turnaround Plan. Administrative expenses in the second quarter 1998 included approximately $24 million related to the write-down of government program accounts receivable and accruals of litigation defense costs and other expenses associated with the Company's Turnaround Plan. Administrative expenses as a percent of operating revenue were 15.0% during the second quarter of 1999 compared with 19.6% during the second quarter of 1998 and 16.7% for the full year 1998. Since the end of the second quarter, the Company has taken and intends to take additional steps to reduce its administrative expenses in light of improvements in service performance and reductions in claims and correspondence inventories. These reductions are intended to reduce the Company's administrative loss ratio and enhance its competitive position over the next 12 months, particularly in view of expected reductions in membership in the Company's Medicare and certain other rationalized businesses. These steps include reductions in workforce, and the Company's future results will reflect charges for associated severance and other costs, but such costs currently are not expected to prevent the Company from achieving its financial objectives. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries and investigations and defending pending litigation.

     The Company incurred interest and other financing charges of $10.1 million in the second quarter of 1999 related to its outstanding debt and capital lease obligations, compared with $19.0 million in the second quarter of 1998. The second quarter of 1998 included $7.7 million in charges related to the issuance in February and March of 1998 and subsequent repayment in May of 1998 of certain bridge financing notes. Interest expense on delayed claims totaled $2.1 million in the second quarter of 1999 compared with $1.8 million in the second quarter of 1998 and $3.9 million in the first quarter of 1999. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness and capital lease obligations.

     The Company had an income tax benefit of $1.4 million for the second quarter of 1999 reflecting an effective tax rate of 42%. The Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, the Company does not currently believe it is more likely than not that all of its deferred tax assets will be fully realizable, and the Company continues to carry a valuation allowance of $282.6 million in order to reflect deferred tax assets related to net operating loss carryforwards and other net tax deductible temporary differences at their currently estimated realizable value. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $300 million.

    Six months ended June 30, 1999 compared with six months ended June 30, 1998

     Total revenues for the six months ended June 30, 1999 were $2.11 billion, down 13% from $2.42 billion during the same period in the prior year. The net loss attributable to common stock for the first six months of 1999 totaled $10.2 million, or 13 cents per share, compared with $558.6 million, or $7.00 per share, for the first six months of 1998. Results of operations for the first six months of 1998 were adversely affected by (i) significantly higher medical costs, (ii) premium deficiency reserves aggregating $51.0 million relating to government contracts and reserves of $48 million and $20 million, respectively, established for medical claims and losses on provider advances, (iii) approximately $123.5 million of charges for severance and other costs expected to be incurred in connection with the restructuring of certain administrative and management functions, (iv) write-downs of strategic investments and other asset impairments and (v) accruals of certain litigation defense and other costs.

     Total commercial premiums earned for the six months ended June 30, 1999 decreased 1.8% to $1.67 billion compared with $1.70 billion in the same period in the prior year. The prior year period was adversely affected by a $52.9 million adjustment related to estimates for termination of group and individual members and for nonpaying groups and individual members. Absent this adjustment, commercial premiums earned decreased by 4.7%. Premiums earned in the first six months of 1999 benefited from reduced levels of retroactivity approximating $15 million compared with prior periods as a result of improvements in billing and collection operations. The year to year decrease in premiums earned is attributable to a 7.1% decrease in member months in the Company's commercial health care programs, partially offset by a 3.4% increase in average premium yield. Average premium rates for the full year 1999 are expected to be approximately 9% higher in the Company's core commercial business than in the full year 1998, but the increase in premium yields is expected to be lower due to changing business mix and benefit designs and other factors.

     Premiums earned from Medicare programs decreased 28% to $375.6 million in the first six months of 1999 from $521.5 million in the first six months of 1998. The revenue decline was caused by membership declines as member months of Medicare programs decreased 34% when compared with the prior year period, partially offset by increases in average premium yields of Medicare programs of 9.4% over the level of the prior year period. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs decreased 92% to $11.9 million in the first six months of 1999 compared with $144.7 million in the first six months of 1998. The decline reflects the Company's total withdrawal from the Medicaid market during 1998 and 1999.

     Investment and other income, net for the first six months of 1999, included a $13.5 million gain from the sale of the Company's New York Medicaid business, while the first six months of 1998 included a gain of $4.5 million from the sale of the Company's New Jersey Medicaid business. In addition, net investment income for the six months ended June 30, 1999 decreased 17% to $29.2 million from $35.2 million for the same period last year. The decline is primarily due to a $13.8 million decrease in capital gains realized in the first six months of 1999 compared with the prior year period, partially offset by an increase in average invested balances in the first half of 1999 compared with the first half of 1998. The higher invested balances are primarily attributable to the funds received in the Company's May 1998 financing transaction.

     The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 85.4% for the first six months of 1999 compared with 100.2% for the first six months of 1998. The improvement in the first six months of 1999 over the first six months of 1998 reflects a 5.0% increase in average overall premium yield and a 11% decrease in per member per month medical costs when compared to the prior year period. The reduction in medical costs is primarily the result of a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs), significant nonrecurring charges incurred in the second quarter of 1998 as described above and initiatives to improve health care utilization and costs. Health care services expense was adversely affected in the first six months of 1999 by a provision for loss on claims advances totaling $13.8 million and $8.0 million for additional reserves related to the unwinding of a Medicare risk transfer agreement in New Jersey. The unwinding of the agreement is expected to increase the Company's medical and administrative costs for this business by approximately $2 million per quarter for the remainder of 1999. See "Liquidity and Capital Resources." The Company believes it has made adequate provision for medical costs as of June 30, 1999. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made.

     Marketing, general and administrative expenses totaled $304.9 million in the first six months of 1999 compared with $429.0 million in the first six months of 1998. The decrease when compared to the prior year period is primarily attributable to a $33.7 million decrease in payroll and benefits due to reduced staffing and a $33.3 million decrease in consulting fees as the prior year period reflects significant expenses related to enhancements to management information systems. In addition, depreciation, occupancy and telephone expenses and equipment rental and maintenance were $23.6 million lower in the aggregate due to the implementation of the Company's Turnaround Plan. Administrative expenses in the first six months of 1998 included approximately $24 million related to the write-down of government program accounts receivable and accruals of litigation defense costs and other expenses associated with the Company's Turnaround Plan. Administrative expenses as a percent of operating revenue were 14.7% during the first six months of 1999 compared with 18.0% during the first six months of 1998 and 16.7% for the full year 1998. Since the end of the second quarter, the Company has taken and intends to take additional steps to reduce its administrative expenses in light of improvements in service performance and reductions in claims and correspondence inventories. These reductions are intended to reduce the Company's administrative loss ratio and enhance its competitive position over the next 12 months, particularly in view of expected reductions in membership in the Company's Medicare and certain other rationalized businesses. These steps include reductions in workforce, and the Company's future results will reflect charges for associated severance and other costs, but such costs currently are not expected to prevent the Company from achieving its financial objectives. Administrative costs in future periods also may be adversely affected by costs associated with responding to regulatory inquiries and investigations and defending pending litigation.

     The Company incurred interest and other financing charges of $20.2 million in the first six months of 1999 related to its outstanding debt and capital lease obligations, compared with $22.7 million in the first six months of 1998. The first six months of 1998 included $7.7 million in charges related to the issuance in February and March of 1998 and subsequent repayment in May of 1998 of the bridge financing notes. Absent the charge-off of the issuance expenses, interest expense on indebtedness for the first six months of 1999 was $5.2 million higher than in the first six months of 1998, primarily attributable to the issuance of $350 million of long-term debt in May 1998 at which time the bridge financing notes of $200 million were repaid. Interest expense on delayed claims totaled $6.0 million in the first six months of 1999, compared with $4.9 million in the first six months of 1998. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness and capital lease obligations.

     The Company had income tax expense of $8.9 million for the first six months of 1999 reflecting an effective tax rate of 42%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations during the first six months of 1999 aggregated $154.4 million, compared with $85.1 million for the first six months of 1998. The $69.3 million decline in cash flow occurred despite a $565.2 million improvement in net earnings as the prior year period included noncash restructuring charges of $107.2 million and noncash additions to reserves of $66.1 million and was favorably affected by tax refunds of approximately $117.3 million. In addition, cash flow for the first six months of 1999 was negatively affected by the runoff of claims reserves relating to discontinued or restructured businesses of approximately $80 million and reductions of claim inventories. The Company expects cash flow from operations will continue to be adversely affected by runoff of reserves for restructured or discontinued business and efforts to reduce claims backlogs. Cash flows from operations for the first six months of 1999 and 1998 included only five months of Medicare premiums because the January 1999 and January 1998 premiums of $68.4 million and $85.9 million, respectively, were each received in the preceding December.

     The Company's capital expenditures for the first six months of 1999 totaled $4.1 million. Except for anticipated capital expenditures and requirements to provide the required levels of capital to its operating subsidiaries, including any requirement arising from nonadmissibility of provider advances (as discussed below) or other assets or from operating losses, the Company currently has no definitive commitments for use of material cash.

     As of June 30, 1999, cash and investments aggregating $71.8 million have been segregated in the accompanying balance sheet as restricted investments to comply with federal and state regulatory requirements. In May 1999, the Company set aside $15 million as collateral for certain advances made by the Company's New Jersey subsidiary (see below). The Company's subsidiaries are also subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

     In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital ("RBC") rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. Connecticut has enacted legislation allowing the Connecticut Department of Insurance ("CTDOI") to promulgate regulations based on the NAIC model. The New York State Insurance Department ("NYSID") has proposed legislation similar to the NAIC model rules. The New Jersey Department of Banking and Insurance ("NJDBI") has not proposed similar legislation. However, NJDBI has published solvency regulations that it estimates will result in additional capital requirements for many New Jersey health care plans. The Governor of New York has proposed legislation to strengthen current solvency regulations to allow the NYSID to take over failing health plans without a court order. Furthermore, legislation has been proposed in both New York and New Jersey to establish an HMO guaranty fund association which, in the event a plan becomes insolvent, would have the power of assessing plans a premium tax to cover the insolvent plan's medical losses. The Company intends to fund any required increase in statutory capital in regulated subsidiaries from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements.

     As a result of delays in claims payments during the fourth quarter of 1996 and the first quarter of 1997, the Company experienced a significant increase in medical claims payable, but such increase was mitigated, in part, by progress in paying backlogged claims and making advance payments to providers during the first quarter of 1997 and thereafter. Outstanding advances aggregated approximately $106.0 million at June 30, 1999, net of a valuation reserve of $48.8 million, and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover net outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations. There can be no assurance that insurance regulators will continue to recognize such advances as admissible assets and the New Jersey Department of Banking and Insurance has required the Company to provide collateral for repayment of the advances by setting aside $15 million in trust at the parent company. If all or a portion of the advances were deemed nonadmitted, the capital of the Company's operating subsidiaries would be impaired and additional capital contributions would be required for the subsidiaries to meet statutory requirements.

     The Company's medical costs payable was $847.4 million as of June 30, 1999 (including $728.7 million for IBNR and before netting advance claim payments of $106.0 million) compared with $989.7 million as of December 31, 1998 (including $864.5 million for IBNR and before netting advance claim payments of $139.5 million). The decrease reflects runoff of claims reserves for discontinued or restructured business and progress in paying backlogged claims. The Company estimates the amount of its reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership.

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

     In September 1998, the Company's New Jersey HMO subsidiary, Oxford Health Plans (NJ), Inc., entered into an agreement with Heritage New Jersey Medical Group, P.C. ("Heritage") to provide network management services for individual Oxford Medicare Advantage members who reside in New Jersey. In view of uncertainties in the regulatory environment and other considerations, in July 1999, the Company decided to wind down the network management agreement with Heritage. The wind-down of the Heritage agreement resulted in an increase in the Company's health care costs for this business for the second quarter of 1999 resulting from the establishment of a reserve of $8 million applicable to the second quarter of 1999 and prior quarters and is expected to result in additional health care services and administrative costs for this business of approximately $2 million per quarter for the remainder of the year. The Company also expects that there will be a significant decrease in New Jersey Medicare membership going into next year.

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

     During the first six months of 1999, the Company made cash contributions to the capital of two of its HMO subsidiaries aggregating $4,455,000. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The Company does not expect that any significant additional capital contributions to the subsidiaries will be required during the remainder of 1999.

     On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Texas Pacific Group, its affiliates and others to make an adjustment of the dividends payable on the shares of Series A
Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Preferred Stock (the "Series B Preferred Stock") in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus
0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock, except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

     The aggregate cost to the Company of dividends on the Series D Preferred Stock and Series E Preferred Stock is the same as the aggregate cost to the Company of dividends on the Series A Preferred Stock and Series B Preferred Stock. The respective voting rights of the holders of the Series A Preferred Stock and Series B Preferred Stock have not changed as the result of the exchange of such shares for shares of Series D Preferred Stock and Series E Preferred Stock. The exchange had no effect on the consolidated balance sheet as the issuance of additional redeemable preferred stock effected the in-kind payment of the accrued redeemable preferred stock dividend which had previously been credited to redeemable preferred stock. In the Company's view, there was no difference in the aggregate fair value between the redeemable preferred stock issued in the exchange and the redeemable preferred stock canceled in the exchange.

     Pursuant to the provisions of the Series D Preferred Stock and Series E Preferred Stock, on May 13, 1999, the Company issued (a) a dividend in the amount of $13.29880250 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 1999 and (b) a dividend in the amount of $36.4730350 per share of Series E Preferred Stock in the form of shares of such Series E Preferred Stock to the holders of record as of April 28, 1999.


MARKET RISK DISCLOSURES

     The Company's consolidated balance sheet as of June 30, 1999 includes a significant amount of assets whose fair value is subject to market risk. Since the substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of June 30, 1999 was not significant.

     In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of June 30, 1999 by approximately $20.2 million, while a 200 basis point increase in rates would decrease the value of such investments by approximately $39.8 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of June 30, 1999 by approximately $20.5 million, while a 200 basis point decrease in rates would increase the value of such investments by approximately $41.0 million. Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.


YEAR 2000 READINESS

     The Company has completed its assessment, planning, remediation and testing of its computer codes associated with its mission critical systems that could be affected by the "Year 2000" date issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize the date "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations. The Company completed certification testing of its mission critical systems during the second quarter of 1999. The Company's Year 2000 compliance program requires remediation of certain programs within particular time frames in order to avoid disruption of the Company's operations. These time frames include certain dates throughout 1999. Although the Company believes it has completed the remediation of these programs within the applicable time frames, there can be no assurance that the Company's operations will not be disrupted to some degree.

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

     The Company has incurred associated expenses of approximately $4 million in 1999 and expects that the remaining costs for 1999 related to the project will not be material. Through June 30, 1999, the Company had cumulatively incurred approximately $14 million of expenses in connection with its Year 2000 compliance efforts. The costs of the project are based on management's best estimate, which include assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from estimated results.

     The  Company  has  completed  detailed  plans  to  support  its  Year  2000 contingency strategy. The plans will be reviewed and updated throughout the remainder of 1999. There can be no assurance that these plans will protect the Company from experiencing a material adverse effect on its financial condition or results of operations.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth or reductions in membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems and readiness for Year 2000, proposed efforts to control health care and administrative costs, future dispositions of certain businesses and assets, future provider payment and risk-sharing agreements with health care providers, the Turnaround Plan, future enrollment levels, future government regulation and relations and the impact of new laws and regulations, the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

    Net losses; restructuring charges and write-downs of strategic investments

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

     A significant portion of the loss incurred by the Company in 1998 was associated with restructuring charges and write-downs of strategic investments (previously reported as unusual charges) relating to the Company's Turnaround Plan. These restructuring charges and write-downs of strategic investments are based on estimates of the anticipated costs to the Company of taking the actions contemplated by the Turnaround Plan, including disposition of certain businesses and assets. There can be no assurance that these estimates correctly reflect the ultimate costs that the Company will incur in implementing the Turnaround Plan.

     The Company's ability to control net losses depends, to a large extent, on the success of its Turnaround Plan. There can be no assurance that the Turnaround Plan will be implemented in the manner described herein, or that it will be successful or that other efforts by the Company to control net losses will be successful. Furthermore, despite the Company's efforts to the contrary, implementation of the Turnaround

Plan could adversely affect members and employer groups, or physicians, hospitals and other health care providers and ultimately sales and renewals of the Company's health plans. The Turnaround Plan also calls for increasing commercial premiums to appropriately reflect the Company's healthcare and administrative costs. There can be no assurance that the Company will be successful in achieving appropriate premium increases or that recent or future regulatory changes will not adversely affect its premium pricing. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's membership, operations and financial results, including ongoing financial losses. Reductions in membership associated with the above factors would adversely affect the Company's future results.

    Inability to control, and unpredictability of, health care costs

     Oxford's future results of operations depend, in part, on its ability to predict and maintain influence over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford's ability to influence such costs may be affected by various factors, including: new technologies and health care practices, hospital costs, changes in demographics and trends, new legally mandated benefits or practices, selection biases, increases in unit costs paid to providers, major epidemics, catastrophes, inability to establish acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including higher out-of-network utilization under point of service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

     Medical costs payable in Oxford's financial statements include reserves for incurred but not reported or paid claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment affect the Company's ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

    The effect of high administrative costs on results

     The Company expects that results in 1999 may continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations and service levels and address systems issues, including those related to Year 2000 readiness. Although a key element of the Company's Turnaround Plan is a reduction in administrative expenses, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1999 and beyond which could have a significant impact on administrative costs. Further, the Company has been adversely affected by high administrative costs in connection with increased levels of employee attrition over the last several quarters, and the Company expects to continue to experience employee attrition in the remainder of 1999.


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

     In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum, effective January 1998, and that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1999. In addition, Connecticut and New Jersey enacted legislation in 1999 concerning prompt payment of claims, mental health parity and other mandated benefits and practices. State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, all of which would apply to the Company. New York State is currently considering regulation concerning the Health Care Reform Act, individual and small group risk pools and subsidies and managed care mandates and practices. In addition, Congress is considering significant changes to Medicare legislation and has in the past considered, and may in the future consider, proposals relating to health care reform. Changes in federal and state laws or regulations, if enacted, could increase health care costs and administrative expenses, and reductions could be made in Medicare reimbursement rates. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations, but such legislation and regulations, particularly in New York where much of the Company's business is located, could have a material adverse impact on the Company's operations, financial condition and prospects.

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

    Service and systems infrastructure problems

     The Company experienced rapid growth in its business and in its staff in the period from 1986, when the Company began operations, through 1997. The Company has been affected and will continue to be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its operations. In September 1996, the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Results of Operations" above. The Company does not intend to promote significant membership or revenue growth in 1999 because the Company's priority in 1999 will continue to be to attempt to strengthen its service and systems infrastructure, reduce medical and administrative spending and increase premium rates. No assurance can be given that, in the remainder of 1999 and beyond, the Company will not continue to experience significant service and systems infrastructure problems, high levels of medical and administrative spending and difficulties in obtaining premium rate increases. In addition, the Company has experienced attrition of its Medicare and commercial business in 1998 and 1999 and expects additional attrition. There can be no assurance that the Company will be successful in the future in promoting membership growth and will not continue to experience membership attrition.

    Health care provider network

     The Company is subject to the risk of disruption in its health care provider network. The network physicians, hospitals and other health care providers could terminate their contracts with the Company, demand higher payments or take other actions which could have a material adverse effect on the Company's ability to market its products and service its membership. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company's service areas could enhance the providers' bargaining power with respect to demands for higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

    Management of information systems

     There can be no assurance that the Company will be successful in mitigating the existing system problems that have resulted in payment delays and claims processing errors, in developing processes and systems to support its operations and in improving its service levels. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing processes and systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future. See "Other Information - Status of Information Systems".

    Year 2000 readiness

     The Company's failure to timely resolve its own Year 2000 issues or the failure of the Company's external vendors to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Further, the Company's estimates for the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ from those currently projected by the Company. See "Year 2000 Readiness" above.

    Recent events and related publicity

     Certain events at the Company over the course of the last two years have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network, the employer renewal process and future enrollment in the Company's health benefit plans.

     In addition, the managed care industry, in general, receives significant negative publicity. This publicity has led to increased legislation, regulation and review of industry practices. These factors may adversely affect the Company's ability to market its products and services, may require it to change its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company's results of operations.

    Collectibility of advances

     As part of its attempts to ameliorate delays in processing claims for payment in 1997, the Company advanced approximately $276 million to providers pending the Company's disposition of claims for payment. As of June 30, 1999, approximately $106.0 million, net of allowances, remained outstanding. See "Liquidity and Capital Resources" above. The NYSID is requiring the Company to obtain written acknowledgments of such advances from the recipients of the advances, and the New Jersey Department of Banking and Insurance has required the Company to provide collateral for repayment of the advances by setting aside $15 million in trust at the parent company. If the Company is unable to receive such written acknowledgments there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may be required to make additional capital contributions to compensate for any such impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

    Concentration of business

     The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenue under its contracts with HCFA represented 21.9% of its premiums earned during the year 1998 and 18.8% of premiums earned during the first six months of 1999.

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

     On December 18, 1998, Oxford, the individual defendants and, separately, KPMG LLP, moved to dismiss the Amended Complaint. On May 25, 1999 and June 8, 1999, Judge Brieant issued decisions denying the motions to dismiss. On June 10, 1999, KPMG LLP moved for reconsideration of the decision denying its motion to dismiss. On July 9, 1999, Judge Brieant granted KPMG LLP's motion for reconsideration, and on reconsideration adhered to the prior disposition.

     By order dated July 9, 1999, the Court approved a Case Management Plan submitted by counsel for both plaintiffs and defendants, which Plan provides, inter alia, that (1) discovery and briefing of class certification issues be completed by December 10, 1999, (2) the parties shall attempt to complete all merits discovery in the case by September 15, 2000, and (3) summary judgment motions shall be filed by August 17, 2001.

     The State Board of Administration of Florida (the "SBAF") has stipulated, and Judge Brieant has ordered, that in the action brought by it individually (the "SBAF Action"), it will be bound by the dismissal of any claims it has that are asserted in the Amended Complaint. In addition, the parties have stipulated that SBAF may file an amended complaint ("Amended SBAF Complaint") by September 23, 1999 and that Oxford has until November 25, 1999 to answer or move to dismiss the Amended SBAF Complaint. A stipulation memorializing these agreements will be filed with the court shortly. The Amended SBAF Complaint likely will assert claims similar to those asserted in the Amended Complaint in the purported class actions (see above). The Amended SBAF Complaint may also assert claims against all of the defendants alleging: (i) violations of Section 18(a) of the Exchange Act, by virtue of alleged false and misleading information disseminated in the 10-K report Oxford filed for the year ended December 31, 1996; (ii) violations of the Florida Blue Sky laws; and (iii) common law fraud and negligent misrepresentation. The Amended SBAF Complaint likely will seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. Defendants intend to move to dismiss the SBAF Action, to the extent it includes claims not precluded by Judge Brieant's decision on the motions to dismiss the Amended Complaint.

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

     On March 15, 1999, Oxford, the individual defendants and, separately, KPMG LLP, moved to dismiss the Amended Derivative Complaint, and oral argument on defendants' motion was heard on June 24, 1999. Pursuant to stipulations entered into and filed by the parties and so ordered by Judge Brieant, proceedings in the federal derivative actions are stayed during the pendency of the motions to dismiss those actions, unless any of the parties provides written notice of their desire to terminate this stay, in which case defendants will have 60 days from such notice to move to stay the federal derivative actions pending resolution of the securities class actions (see above), and except that the federal derivative plaintiffs (and the Connecticut derivative plaintiffs) will be permitted to attend depositions that occur in the consolidated securities class action, and to review documents that are produced in that action.

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

     On January 5, 1999, March 29, 1999 and July 14, 1999, the Company agreed to pay fines of $40,900, $51,900 and $30,200, respectively, to the NYSID in connection with certain alleged violations of New York's prompt payment law. The NYSID has also requested additional information concerning delayed claim payments and has informed Oxford that it will continue to review complaints on an ongoing basis to establish violations of the prompt pay statute, and that such violations would result in additional fines. Fines for similar alleged violations have also been imposed on other health plans in New York.

     The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. On May 26, 1999, the NYSID issued rule interpretations in Circular Letter 13, effective February 1, 2000, which requires the Company and competing health plans to fully community-rate all HMO-based point-of-service ("POS") products. This policy will impact the current methodology for determining premium rates for Company's large group business. In order to maintain a substantially similar pricing methodology, the Company plans to offer its large group Freedom Plan product through its health insurance subsidiary. The offering is subject to NYSID approval of forms and rates and there can be no assurance approval will be timely received. The approval process may also give rise to regulatory issues, which could affect the terms of the products to be offered or the terms of arrangements between the Company and healthcare providers.

     At this time, the Company cannot predict the outcome of continuing market conduct reviews by the NYSID, enforcement of the New York prompt payment law or recent changes in premium pricing practices.

     By letter dated June 15, 1999, the New Jersey Department of Health and Senior Services (NJDHSS) notified Oxford that its review of complaints from Oxford providers indicated that Oxford may be in violation of New Jersey's Prompt Pay Statute and associated regulations, and that these alleged violations could result in the imposition of a fine. Since that date Oxford has submitted information to the NJDHSS regarding the alleged violations and will continue to work with the Department to resolve these issues. At this time, Oxford cannot predict the outcome of this matter.

     The NJDBI is nearing completion of its market conduct and financial examinations of the Company's New Jersey HMO subsidiary. The market conduct examination relates to the subsidiary's activities in 1997 and the first half of 1998 and is expected to assert deficiencies relating to, among others, claims processing and handling of complaints. The NJDBI is likely to seek imposition of a fine in connection with completion of the examination. In connection with the financial examination, the NJDBI is requiring the Company to provide certain collateral for repayment of advances made in 1997 to providers in respect of delayed claims by setting aside in trust at the parent company funds equal to the admitted portions of the advances on the New Jersey subsidiary's statutory financial statements.

     An agreement with the Heritage New Jersey Medical Group ("Heritage") covers all of the Company's approximately 13,000 Medicare members in New Jersey as of June 30, 1999. The NJDBI has recently advised the Company that the risk-sharing aspects of the agreement with Heritage should be suspended pending NJDBI's review of the need for additional regulation of risk-sharing arrangements. In view of uncertainties in the regulatory environment and other considerations, the Company, in July 1999, decided to wind down the network management agreement with Heritage.

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

     The Attorney General recently served another subpoena duces tecum, dated July 20, 1999, on Oxford. This subpoena was served on Oxford and other New York health care plans as part of an investigation by the Attorney General. The subpoena seeks production of certain documents relating to Oxford's utilization review process. Utilization review is the review undertaken by a health care plan to determine whether a requested health care service that has been, will be or is being provided to an Oxford member is medically necessary. Oxford is in the process of compiling its response to the subpoena.

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

     The Commission has served the Company and certain of its current and former officers and directors with several subpoenae duces tecum requesting documents concerning a number of subjects, including, but not limited to, the Company's public disclosure of internal and external audits, uncollectible premium receivables, timing of and reserves with respect to payments to vendors, doctors and hospitals, payments and advances to medical providers, adjustments related to terminations of group and individual members and for nonpaying group and individual members, computer system problems, agreements with the New York State Attorney General, employment records of former employees, and the sale of Oxford securities by officers and directors. Oxford and certain of its current and former officers and directors have produced and are continuing to produce documents in response to these subpoenae. Some of Oxford's present and former directors, officers and employees have provided testimony to the Commission, and others are expected to do so.

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

     Also, some individual physicians claiming that payments under their contracts with Oxford were delayed have announced their intention to commence arbitration proceedings against Oxford. Oxford has been served with notices of intent to arbitrate, on behalf of more than twenty individual physicians. More than ten arbitration proceedings have been filed by individual physicians, one of which has been withdrawn. On or about September 9, 1998, the NYCMS announced that it was breaking off settlement negotiations with Oxford, and that individual physicians would resume active arbitration against Oxford.

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

     On May 14, 1999, Oxford filed a motion to dismiss the punitive damages claim in one of the individual arbitration cases, Ritch v. Oxford, on the grounds that, inter alia, that plaintiff had failed to allege any tort claim and that a complaint for breach of contract will not support punitive damages. The decision with respect to the punitive damages motion is expected to be followed in the other individual arbitration cases. After briefing and oral argument on this issue in the Ritch case, plaintiff was permitted to amend his complaint on June 17, 1999 to add a cause of action for fraud. Oxford has subsequently renewed its motion to dismiss the punitive damages claim, which motion is still pending.

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

    OTHER

     On May 18, 1998, a purported "Class Action Complaint" was brought against Oxford and other unnamed defendant plan administrators filed in the United States District Court for the Eastern District of New York by four plaintiffs who claim to be beneficiaries of defendants' health insurance plans seeking declaratory and other relief from defendants for alleged wrongful denial of insurance coverage for the drug Viagra. On September 8, 1998, Oxford moved to dismiss the complaint based on plaintiffs' failure to exhaust their administrative remedies; the outcome of this motion cannot be predicted this time.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     See information contained in note 4 of "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on May 13, 1999 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of three directors; and (b) the ratification of Ernst & Young LLP as the Company's independent auditors for fiscal year 1999 (the "Proposal").

     At the meeting, Fred F. Nazem, James G. Coulter and Thomas A. Scully were each elected a director of the Company for a term to expire in 2002. Continuing directors whose terms expire in 2000 are Norman C. Payson, M.D., Robert B. Milligan, Jr., Marcia J. Radosevich, Ph.D. and Stephen F. Wiggins. Continuing directors whose terms expire in 2001 are David Bonderman, Jonathan J. Coslet, Benjamin H. Safirstein, M.D. and Kent J. Thiry. A total of 95,147,862 votes were cast in favor of, and 1,135,777 votes were cast to withhold authority for, Mr. Nazem's election. A total of 91,971,090 votes were cast in favor of, and 4,312,549 votes were cast to withhold authority for, Mr. Coulter's election. A total of 95,198,873 votes were cast in favor of, and 1,084,766 votes were cast to withhold authority for, Mr. Scully's election. The Proposal was adopted with 95,892,255 votes cast for, and 242,279 votes cast against the Proposal. In addition, there were 149,105 abstentions. There were no broker nonvotes related to the Proposal.

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

     Although the Company made certain modifications and enhancements to attempt to improve systems controls and processing efficiencies during 1998 and the first half of 1999, the Company continues to review its long-term information system strategy. The Company's resources are currently focused on (i) Year 2000 readiness, (ii) making requisite modifications and enhancements to the existing information systems and (iii) establishing improved performance and management information.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              --------

                  Exhibit No.   Description of Document
                  ----------    -----------------------

                  3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

                  3(b)          Amended and Restated By-laws of the Registrant

                  4(a) Certificate of Designations of Series D Cumulative Preferred Stock

                  4(b) Certificate of Designations of Series E Cumulative Preferred Stock

         (b)  Reports on Form 8-K

              In a report on Form 8-K dated and filed on April 29, 1999, the Company reported under Item 5. "Other Events" its first quarter 1999 earnings press release.

              In a report on Form 8-K dated May 12, 1999, and filed on May 13, 1999, the Company reported, under Item 5. "Other Events," the election of Norman C. Payson, M.D. as the Company's Chairman of the Board of Directors.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 OXFORD HEALTH PLANS, INC.
                                           ------------------------------------
                                                       (Registrant)

       August 16, 1999                         /s/ NORMAN C. PAYSON, M.D.
-------------------------------            ------------------------------------
             Date                                  NORMAN C. PAYSON, M.D.,
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


       August 16, 1999                             /s/ YON Y. JORDEN
-------------------------------            ------------------------------------
             Date                                      YON Y. JORDEN,
                                                 CHIEF FINANCIAL OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                               INDEX TO EXHIBITS


Exhibit
Number                 Description of Document
-------                -----------------------

3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

3(b) Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

4(a) Certificate of Designations of Series D Cumulative Preferred Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

4(b) Certificate of Designations of Series E Cumulative Preferred Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)


--------------------
* Filed herewith