Form 10-K405/A
period 1998-12-31
OXFORD HEALTH PLANS INC
filed 1999-08-26
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 2

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1998



                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                              to


Commission File Number:                           0-19442


                            OXFORD HEALTH PLANS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                       06-1118515
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

800 CONNECTICUT AVENUE, NORWALK, CONNECTICUT                          06854
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A No. 2. [X]

As of March 1, 1999, there were 80,757,351 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,451,478,000.

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

    Turnaround Plan

    During 1998, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to attempt to restore the Company's profitability by focusing on its core commercial and selected Medicare markets and disposing of or restructuring noncore businesses, reducing administrative costs, reducing payments to specialist physicians and other providers, completing and operationalizing risk transfer and other alternative provider arrangements, reducing unnecessary utilization of hospital and other services, increasing commercial group premiums, improving service levels and strengthening operations. The Company has focused its resources on employer group products in the New York Metropolitan Tri-State area. The Company intends to attempt to improve operating margins for these products over the next few years by, among other things, strengthening commercial underwriting, reducing administrative and any inappropriate medical costs and, where applicable, refining benefit plans and increasing premiums.

    The Company has also focused on attempting to reduce losses in its government programs by, among other things, transferring a substantial portion of the medical cost risk associated with the provision of covered services to its Medicare beneficiaries to certain health care provider entities in certain counties, by withdrawing from participation in the Medicare program in other counties and by withdrawing completely from the Medicaid business. In June 1998, in coordination with HCFA, the Company voluntarily suspended marketing and most enrollment of new members under its Medicare programs in order to provide the Company with an opportunity to strengthen its operations and institute certain corrective actions required by HCFA. In February 1999, the Company reinstated marketing to and enrollment of Medicare beneficiaries. See "Business - Products - Medicare", "Business - Products - Medicaid", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Restructuring Charges and Write-downs of Strategic Investments".

    The Company also intends to continue to attempt to reduce losses in the New York mandated individual HMO and point-of-service plans (the "New York Mandated Plans"). The losses resulting from the New York Mandated Plans are primarily attributable to the rapidly rising medical costs in these plans and insufficient premium rates. See "Business - Products - New York Individual Plans" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    In 1998, in furtherance of its Turnaround Plan, the Company focused efforts on withdrawing from the Florida, Pennsylvania, New Hampshire and Illinois markets. The Company sold its Pennsylvania subsidiary in January 1999, although it continues to service certain insured PPO products sold through OHI in Pennsylvania. The Company reinsured its Illinois health care obligations to another health plan and ceased its Illinois operations in the third quarter of 1998. The Company has ceased offering its products in Florida and New Hampshire and anticipates being completely out of these two markets by the end of 1999. The Company has substantially scaled back its plans to offer dental plans and has ceased to offer life insurance products. The Company has also concluded several other initiatives, including the closing of its specialty care management business and the sale of one health center, and is evaluating its financial commitment to certain other ongoing initiatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring Charges and Write-downs of Strategic Investments".

    The Company is attempting to reduce its future expected costs associated with payment for laboratory and radiology services and pharmacy benefits through the negotiation of new contracts with network managers. In the second half of 1998, the Company entered into definitive agreements for laboratory and radiology services and pharmacy benefit management that are structured to provide significant savings compared to estimated cost increases for laboratory and radiology services and pharmacy benefits for 1999. However, implementing such contracts cannot be assured and may involve operational or unforeseen difficulties, and there can be no assurance that these contracts will be successful in reducing the Company's future costs associated with such services and benefits.

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

    In March 1998, the Company filed with the New York State Insurance Department ("NYSID") proposed rate increases of 50% and 64%, respectively, for its New York mandated individual HMO and point-of-service plans as a result of rapidly rising medical costs in those plans. The Company believes it experiences significant selection bias in these plans which are chosen, on average, by individuals who require more health care services than the average commercial population. In April 1998, the NYSID denied the Company's rate increase request, but directed the Company to apply funds allocated to the Company from the New York State Market Stabilization Pools against rate relief in the individual and small group market. The Company received approximately $6.4 million in August 1998 and another $6.4 million in December 1998 from these pools. Although the Company anticipates that it will receive refunds from these pools in 1999, there can be no assurance that such payments will be received or, if received, will not be less than the payments received in 1998. In addition, the NYSID is currently finalizing regulations which will modify the methodology used to fund these pools. The proposed changes to the operation of the pooling methodology will affect the distribution of remaining 1997 and 1998 pool amounts. In the fourth quarter of 1998, the Company established a $27.4 million reserve for premium deficiency losses in the New York Individual Plans and the New Jersey Mandated Plans. The Company currently intends to reduce the size of the provider network serving the New York Individual Plans, subject to receipt of government approvals, in an effort to better control medical costs and utilization to promote affordability for the plans. The Company has filed with the NYSID to increase its rates for this product by only 9.8% effective as of April 1, 1999. The Company expects that operating results for the New York Individual Plans will continue to be adversely affected by high medical costs and that losses will continue in the absence of significant additional rate or regulatory relief. Further, there can be no assurance that the Company will be successful in implementing the network changes, cost and utilization controls or rate increases referred to above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

    Preferred Provider Organizations

    The Company currently offers a PPO product in New Jersey and Pennsylvania and a non-gatekeeper POS plan in New York. The current Pennsylvania PPO membership is minimal. Applications for approval of PPO products have been filed in both New York and Connecticut.

    Medicare

    The Company offers as Oxford Medicare Advantage a number of Medicare plans to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries. Under Medicare contracts with HCFA, Oxford is paid a fixed per member per month capitation amount by HCFA based upon a formula that projects the medical expense of each Medicare member. The Company bears the risk that the actual costs of health care services may exceed the per member per month capitation amount received by the Company. Effective January 1, 1999, federal legislation replaced the Medicare risk contract program with the Medicare+Choice program (hereinafter referred to as "Medicare"). See "Business - Government Regulation - Recent Regulatory Developments".

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

    The Company entered into two risk sharing arrangements in the third quarter of 1998, which became fully operational as of December 31, 1998. An agreement with North Shore-Long Island Jewish Health Systems covers approximately 34,400 members in certain New York counties as of December 31, 1998. An agreement with Heritage New Jersey Medical Group ("Heritage") covers all of the Company's approximately 17,600 members in New Jersey as of December 31, 1998. The Company and the risk sharing groups have experienced operational difficulties in implementing these transactions, including difficulties in timely payment of provider claims by the risk sharing groups. In addition, the New Jersey Department of Health and Senior Services has granted only a conditional approval of the New Jersey arrangement, and the New Jersey Department of Banking and Insurance has indicated that its final approval of the arrangement will be subject to the condition that certain aspects of the arrangement be modified. These modifications must be acceptable to the Company, Heritage and the regulatory authorities. The Company and the risk sharing groups have made progress in resolving the operational difficulties referred to above and will attempt to address the regulatory concerns raised; however, no assurance can be given as to the outcome, and a failure of one of these arrangements could have a material adverse effect on the Company's results of operations.

    In 1993, the Company introduced the Private Practice Partnership program (the "Partnerships") to organize individual physicians into groups designed to promote efficient, quality care. The payment structure for the Partnerships involves a degree of risk sharing and certain incentive payments in an attempt to promote cost-effective, quality care. In 1996, the Company formed a specialty care management business to manage specialty medical costs in distinct specialties for certain diagnostic conditions. As part of the Turnaround Plan, in 1998 the Company assessed the cost to the Company of running these programs as well as the effect of new government regulations on such programs. As a result of this assessment, the Company closed its specialty care management business and by March 1, 1999 had reduced the number of risk sharing Partnerships to seven.

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

    Other Contracted Services

    The Company has entered into new long-term risk sharing contracts for pharmacy benefits management and laboratory services, effective January 1, 1999, and for radiology services which is expected to be effective April 15, 1999. These agreements are structured to provide significant savings to the Company compared to estimated cost increases for these services over the next several years. However, implementing these contracts involves various risks and operational challenges, and there can be no assurance that these contracts, if implemented, will be successful in reducing the Company's future costs. Moreover, cost savings under these contracts are achieved in certain instances through fee reductions, more rigorous utilization review and reductions in the size of the provider network, all of which may adversely affect member and provider satisfaction with the Company's benefit plans. See "Cautionary Statement Regarding Forward - Looking Statements".

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

    For information as to the Company's "Year 2000" readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Year 2000 Readiness".

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

RISK MANAGEMENT

    The Company limits, in part, the risk of catastrophic losses by maintaining high deductible reinsurance coverage. The Company does not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is low. The Company's operating subsidiaries also maintain insolvency coverage as required by the states in which they do business.

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

    In 1998, the Company received a 2% increase in Medicare premiums, minus the user fee assessment of 0.428% of the Company's gross monthly Medicare premium. The user fee is applied to all Medicare contractors by HCFA to cover HCFA's costs relating to beneficiary enrollment, dissemination of information and certain counseling and assistance programs. On March 2, 1998, HCFA announced a 2% increase in premiums in 1999 for all Medicare plans in the Company's service areas minus the user fee which is 0.355% for 1999. However, the user fee for 2000 has not been determined and may increase since the Clinton Administration is seeking legislation authorizing it to collect additional funds. Under the authority provided by the 1997 Act, HCFA has begun to collect hospital encounter data from Medicare contractors. The data is being used to develop and implement a new risk adjustment mechanism by January 1, 2000. On January 15, 1999, HCFA gave advance notice to Medicare plans detailing the risk adjustment mechanism ("the "Mechanism"). Currently, HCFA intends to phase in the Mechanism over five years as follows: 10% in 2000; 30% in 2001; 55% in 2002; 80% in 2003; and 100%
in 2004. Although the Mechanism will impact each Medicare plan differently, HCFA projected that, overall, the Mechanism will reduce payments to Medicare plans by 7.6% or $11 billion over the five year phase-in period. Because of the phase-in schedule and the minimum 2% increase, HCFA estimates that no Medicare plan will receive a reduction in total payments in 2000 compared to 1999. On March 1, 1999, HCFA announced the county by county payment rates and the final details of the Mechanism and other information necessary to ensure that Medicare plans may recalculate their final county rates for 2000. As a result thereof, the Company anticipates a 2% increase in Medicare premium rates in 1999. Although it is likely that reimbursement rates will be adversely affected by the Mechanism and the 1997 Act, the Company cannot predict the ultimate impact that the Mechanism and the 1997 Act will have on its Medicare business and results of operations in future periods. In addition, Congressional leaders have indicated an interest in reviewing the impact of the Mechanism and the 1997 Act on Medicare plans and on the success of the Medicare program in general. As result of this review, Congress may further change the Mechanism and other Medicare payment methodologies.

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

COMPETITION

    HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna U.S. Healthcare Inc., UnitedHealth Group and Blue Cross/Blue Shield. These competitors have large enrollment in the Company's service areas and, in some cases, greater financial resources than the Company. Aetna U.S. Healthcare, Inc. has announced an agreement to acquire the health plan business of The Prudential Insurance Company, and additional consolidation of competitors is likely. Additional competitors may enter the Company's markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of Oxford's competitors have set premium rates at levels below Oxford's rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive. Recent developments concerning the Company may also adversely affect the Company's ability to compete for commercial group business and Medicare members.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity at the parent company, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth or reduction in membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems and readiness for Year 2000, proposed efforts to control health care and administrative costs, future dispositions of certain businesses and assets, future provider payment and risk-sharing agreements with health care providers, the Turnaround Plan, future enrollment levels, future government regulation and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

    The effect of high administrative costs on results

    In 1999, the Company expects that results will continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations and service levels and address systems issues, including those related to Year 2000 readiness. Although a key element of the Company's Turnaround Plan is a reduction in administrative expenses, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1999 and beyond which could have a significant impact on administrative costs. Further, the Company has been adversely affected by high administrative costs in connection with increased levels of employee attrition over the last several quarters, and the Company expects to continue to experience employee attrition in 1999.

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

    Service and systems infrastructure problems

    The Company experienced rapid growth in its business and in its staff since it began operations in 1986 through 1997. The Company has and will continue to be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its operations. In September 1996, the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company does not intend to promote significant membership or revenue growth in 1999 because the Company's priority in 1999 will continue to be to attempt to strengthen its service and systems infrastructure, reduce medical and administrative spending and increase premium rates. No assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems, high levels of medical and administrative spending and difficulties in obtaining premium rate increases in 1999 and beyond. In addition, the Company has experienced attrition of its Medicare and commercial business in 1998 and expects additional attrition. There can be no assurance that the Company will be successful in the future in promoting membership growth and will not continue to experience membership attrition.

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

    Year 2000 readiness

    The Company's failure to timely resolve its own Year 2000 issues or the failure of the Company's external vendors to resolve their Year 2000 issues could have a material adverse effect on the Company's results of operations, liquidity and financial condition. Further, the Company's estimates for the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ from those currently projected by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness".

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

    Collectibility of advances

    As part of its attempts to ameliorate delays in processing claims for payment in 1997, the Company advanced approximately $276 million to providers pending the Company's disposition of claims for payment. As of December 31, 1998, approximately $139.5 million, net of allowances, remained outstanding. See

"Management's Discussion Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources". The NYSID is requiring the Company to obtain written acknowledgments of such advances from the recipients of the advances, and the New Jersey Department of Banking and Insurance has required the Company to provide collateral for repayment of the advances by setting aside $15 million in trust at the parent company. If the Company is unable to receive written acknowledgments or fails to provide such collateral there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may be required to make additional capital contributions to compensate for any impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

    Concentration of business

    The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenue under its contracts with HCFA represented 21.9% of its premiums earned during 1998.

ITEM 2.  PROPERTIES

    Summarized in the table below are the Company's lease commitments for office space as of December 31, 1998.

                                                                              EARLIEST                  CURRENT
                                                   TYPE OF                   TERMINATION                 SQUARE
                LOCATION                            SPACE                       DATE                      FEET
------------------------------------------ -------------------------   ------------------------   -------------------
       White Plains, NY                        Sales/Admin                   November-00                  363,000      (1)
       Trumbull, CT                            Administrative                October-04                   238,000
       Norwalk, CT                             HQ/Admin                      February-01                  182,000      (1)
       Edison, NJ                              Sales/Admin                   March-02                     127,000
       Nashua, NH                              Administrative                June-04                      127,000      (2)
       Hooksett, NH                            Administrative                November-02                  121,000
       Trumbull, CT                            Administrative                April-02                     115,000
       Milford, CT                             Administrative                January-99                    95,000
       Milford, CT                             Administrative                February-02                   89,000
       Hidden River, FL                        Administrative                January-04                    76,000
       Philadelphia,  PA                       Sales/Admin                   April-05                      58,000
       Nashua, NH                              Administrative                June-00                       53,000
       New York City                           Sales/Admin                   July-05                       43,000      (1)
       Woodbridge, NJ                          Administrative                November-07                   43,000      (2)
       Melville, Long Island, NY               Sales/Admin                   June-02                       39,000      (1)
       Edison, NJ                              Administrative                April-01                      36,000      (1)
       Rosemont, IL                            Sales/Admin                   April-05                      31,000
       Mullingar, Ireland                      Administrative                September-02                  22,000
       Chinatown, NYC                          Sales/Admin                   May-00                        13,000
       Chicago, IL                             Administrative                December-00                   13,000
       Sarasota, FL                            Administrative                March-98                      10,000
       Bronx, NY                               Clinical                      November-01                    8,000      (1)
       Rocky Hill, CT                          Sales/Admin                   April-99                       6,000
       Philadelphia,  PA                       Administrative                May-98                         5,000      (1)
       Queens, NY                              Clinical                      December-98                    4,000      (1)
                                                                                                  -------------------
                                                                                                        1,917,000
                                                                                                  ===================


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

    The State Board of Administration of Florida (the "SBAF") has stipulated, and Judge Brieant has ordered, that in the action brought by it individually (the "SBAF Action"), it will be bound by the dismissal of any claims it has that are asserted in the Amended Complaint. In addition, the parties have stipulated, and Judge Brieant has ordered, that SBAF may file an amended complaint ("Amended SBAF Complaint") by September 23, 1999 and that Oxford has until November 25, 1999 to answer or move to dismiss the Amended SBAF Complaint. A stipulation memorializing these agreements will be filed with the court shortly. The Amended SBAF Complaint likely will assert claims similar to those asserted in the Amended Complaint in the purported class actions (see above). The Amended SBAF Complaint may also assert claims against all of the defendants alleging: (i) violations of Section 18(a) of the Exchange Act, by virtue of alleged false and misleading information disseminated in the 10-K report Oxford filed for the year ended December 31, 1996; (ii) violations of the Florida Blue Sky laws; and (iii) common law fraud and negligent misrepresentation. The Amended SBAF Complaint likely will seek unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. Defendants intend to move to dismiss the SBAF Action, to the extent it includes claims not precluded by Judge Brieant's decision on the motions to dismiss the Amended Complaint.

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

    On March 15, 1999, Oxford, the individual defendants and, separately, KPMG LLP, moved to dismiss the Amended Derivative Complaint, and oral argument on defendants' motion was heard on June 24, 1999. Pursuant to stipulations entered into and filed by the parties, and so ordered by Judge Brieant, proceedings in the federal derivative actions are stayed during the pendency of the motions to dismiss those actions, unless any of the parties provides written notice of their desire to terminate this stay, in which case defendants will have 60 days from such notice to move to stay the federal derivative actions pending resolution of the securities class actions (see above), and except that the federal derivative plaintiffs (and the Connecticut derivative plaintiffs) will be permitted to attend depositions that occur in the consolidated securities class action, and to review documents that are produced in that action.

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

    On January 5, 1999, March 29, 1999 and July 14, 1999, the Company agreed to pay a fine of $40,900, $51,900 and $30,200 to the NYSID in connection with certain alleged violations of New York's prompt payment law. On February 5, 1999, the NYSID proposed an additional fine of $77,800 for subsequent alleged violations of the prompt payment law. Fines for similar alleged violations have also been imposed on other health plans in New York.

    The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. On May 26, 1999, the NYSID issued rule interpretations in Circular Letter 13, effective February 1, 2000, which requires the Company and competing health plans to fully community-rate all HMO-based point-of-service ("POS") products. This policy will impact the current methodology for determining premium rates for the Company's large group business. In order to maintain a substantially similar pricing methodology, the Company plans to offer its large group Freedom Plan product through its health insurance subsidiary. The offering is subject to NYSID approval of forms and rates and there can be no assurance approval will be timely received. The approval process may also give rise to regulatory issues, which could affect the terms of the products to be offered or the terms of arrangements between the Company and healthcare providers.

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

    ARBITRATION PROCEEDINGS

    As previously reported by the Company, on February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. Oxford petitioned the New York State Supreme Court for a permanent stay of this proceeding; this petition was granted on August 12, 1999.

    Also, some individual physicians claiming that payments under their contracts with Oxford were delayed have announced their intention to commence arbitration proceedings against Oxford. Oxford has been served with notices of intent to arbitrate on behalf of more than twenty individual physicians. More than twenty arbitration proceedings have been filed by individual physicians, one of which has been withdrawn. On or about September 9, 1998, the NYCMS announced that it was breaking off settlement negotiations with Oxford, and that individual physicians would resume active arbitration against Oxford.

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

    On May 14, 1999, Oxford filed a motion to dismiss the punitive damages claim in one of the individual arbitration cases, Ritch v. Oxford, on the grounds that, inter alia, that plaintiff had failed to allege any tort claim and that a complaint for breach of contract will not support punitive damages. After briefing and oral argument on this issue in the Ritch case, plaintiff was permitted to amend his complaint on June 17, 1999 to add a cause of action for fraud. Oxford subsequently renewed its motion to dismiss the punitive damages claim, which motion was recently granted. The Company will seek to have the decision with respect to the punitive damages motion followed in the other individual arbitration cases.

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

    OTHER

    On May 18, 1998, a purported "Class Action Complaint" was brought against Oxford and other un-named defendant plan administrators filed in the United States District Court for the Eastern District of New York by four plaintiffs who claim to be beneficiaries of defendants' health insurance plans seeking declaratory and other relief from defendants for alleged wrongful denial of insurance coverage for the drug Viagra. On September 8, 1998, Oxford moved to dismiss the complaint based on plaintiffs' failure to exhaust their administrative remedies; this motion was denied on August 23, 1999.

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

                                                                      1998                        1997
                                                             -----------------------        --------------------
                                                              HIGH            LOW              HIGH       LOW
First Quarter...........................................     $22.00         $14.00          $67.13        $48.88
Second Quarter..........................................      19.50          14.50           75.75         55.25
Third Quarter ........................................        16.38           5.81           89.00         71.50
Fourth Quarter..........................................      15.81           7.00           79.00         13.75


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


(In thousands, except per share amounts and
operating statistics)                                       1998            1997            1996           1995 (3)        1994 (3)
-----------------------------------------------------------------------------------------------------------------------------------

Revenues and Earnings:
    Operating revenues                                   $ 4,630,166      $ 4,179,816      $ 3,032,569    $ 1,745,975     $  752,832
    Investment and other income, net                          89,245           71,448           42,620         19,711          7,479
    Net earnings (loss)                                     (596,792)        (291,288)          99,623         52,398         28,231
    Net earnings (loss) attributable to common shares       (624,460)        (291,200)          99,623         52,398         28,231

Financial Position:
    Working capital                                          209,443           85,790          451,957        103,448         71,731
    Total assets                                           1,637,750        1,390,101        1,356,397        611,149        331,084
    Long-term debt                                           350,000                -               -              -              -
    Redeemable preferred stock                               298,816                -               -              -              -
    Common shareholders' equity (deficit)                   (181,105)         349,216          598,170        220,033        132,394

Net Earnings (Loss) Per Common Share (1):
    Basic                                                  $   (7.79)      $    (3.70)       $    1.34      $    0.78      $    0.43
    Diluted                                                $   (7.79)      $    (3.70)       $    1.25      $    0.71      $    0.40
    Weighted-average number of Common shares
    outstanding:
        Basic                                                 80,120           78,635          74,285         67,450         65,410
        Diluted                                               80,120           78,635          79,662         73,344         70,554
Operating Statistics:
    Enrollment                                             1,881,400        2,008,100       1,535,500      1,007,700        513,000
    Fully insured member months                           23,081,900       21,584,700      15,604,400      9,338,610      4,101,863
    Self-funded member months                                765,500          602,900         474,200        514,200        524,000
    Medical loss ratio (2)                                     94.4%            94.0%           80.1%          77.5%          74.1%

-----------------------------------------------------------------------------------------------------------------------------------

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

    Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. The Company's results for the year ended December 31, 1998 were adversely affected by additions to the Company's reserves for IBNR in the second and fourth quarters. See "Liquidity and Capital Resources". The Company's results for the year ended December 31, 1998 were also adversely affected by significant restructuring charges and write-downs of strategic investments, as described below.

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

         The following table provides certain statement of operations data expressed as a percentage of total revenues and the medical loss ratio for the years indicated:

                                                                                   1998          1997            1996
----------------------------------------------------------------------------------------------------------------------------

Revenues:
    Premiums earned                                                                    97.7%          98.0%           98.3%
    Third-party administration, net                                                     0.4%           0.3%            0.3%
    Investment and other income, net                                                    1.9%           1.7%            1.4%
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                  100.0%         100.0%          100.0%
----------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                                               92.2%          92.1%           78.8%
    Marketing, general and administrative                                              16.4%          17.3%           15.5%
    Interest and other financing costs                                                  1.2%           0.3%               -
    Restructuring charges                                                               2.4%              -               -
    Write-downs of strategic investments                                                0.8%           1.0%               -
----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                                  113.0%         110.7%           94.3%
----------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                                            (13.0%)        (10.7%)            5.7%

Income (loss) from affiliate                                                               -           0.6%          (0.1%)
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                  (13.0%)        (10.1%)            5.6%
Income tax expense (benefit)                                                          (0.4%)         (3.3%)            2.4%
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                  (12.6%)         (6.8%)            3.2%
Less preferred dividends and amortization                                             (0.6%)              -               -
============================================================================================================================
Net earnings (loss) attributable to common shares                                    (13.2%)         (6.8%)            3.2%
============================================================================================================================

Medical loss ratio                                                                     94.4%          94.0%           80.1%
============================================================================================================================

    The medical loss ratio for 1998 and 1997 reflects significant additions to the Company's reserves recorded in each year. A portion of the reserve additions in 1997 and 1998 represent revisions to estimates for claims incurred in prior years. Accordingly, the medical loss ratios on an incurred basis would be different from those shown above.

RESTRUCTURING CHARGES AND WRITE-DOWNS OF STRATEGIC INVESTMENTS

    The Company recorded restructuring charges totaling $123.5 million ($114.8 million after income taxes, or $1.43 per share) in the first half of 1998. These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to: (i) the disposition or closure of noncore businesses; (ii) write-down of certain property and equipment; (iii) severance and related costs; and (iv) costs of operations consolidation, including long term lease commitments. These reserves are generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment, which have been written-down to their estimated net realizable values. These reserve charges and their activity for 1998 are summarized in the table below:

                                                                                                                    Ending
                                           Restructuring                     Noncash           Changes in         Restructuring
(In thousands)                               Charges       Cash Used        Activity           Estimate            Reserves
---------------------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses   $  55,700      $  (9,827)       $ (18,725)         $ (13,343)         $  13,805
Write-down of property and equipment           29,272           --            (28,267)            (1,005)            --
Severance and related costs                    24,800         (4,246)         (11,200)              --                9,354
Costs of consolidating operations              13,728           (548)            --                4,505             17,685
=============================================================================================================================
                                            $ 123,500       $ (14,621)       $ (58,192)         $  (9,843)        $  40,844
=============================================================================================================================


    The changes in estimate totaling $9.8 million were a result of, among other things, the receipt of proceeds from the sale of the Pennsylvania business at an amount higher than anticipated in the Turnaround Plan, accelerated closing of HMO and insurance operations in New Hampshire, Florida and Illinois which resulted in a decrease in premium deficiency reserves and the completion of Medicare risk transfer arrangements sooner than expected. These changes in estimate totaling $9.8 million were recognized as a credit to restructuring charges in the fourth quarter of 1998 and reduced the net loss by $.12 per share.

    Provisions for loss on noncore business

    As part of its Turnaround Plan, the Company decided to withdraw from noncore markets by selling or closing its HMO and insurance businesses in Pennsylvania, Illinois, Florida and New Hampshire. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37.0 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO and insurance subsidiaries to be sold or closed, the net book value of noncore investments was reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. The Company estimated the net recovery of its investments in these entities by evaluating the assets and operations for impairment. This evaluation included an assessment of asset recoverability for these entities, premium deficiency analysis assuming timely exit of these noncore markets and the establishment of premium deficiency reserves, estimated incremental disposition and closing costs including professional services and anticipated proceeds related to the disposition of assets. In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company expects to dispose of all of the property and equipment throughout 1999. The Company calculates premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Of the $55.7 million originally recorded as provision for loss on noncore businesses, approximately $25.2 million related to premium deficiency reserves, approximately $27.9 million related to asset valuation write-downs and reserves, approximately $2.2 million related to accounting fees to be incurred for final statutory audits and legal fees to be incurred in connection with preparation of agreements for sale or disposition of assets and brokerage costs and approximately $.4 million related to defined severance arrangements for employees of these entities. Approximately 250 employees in the noncore businesses have been terminated since June 30, 1998. As of December 31, 1998, the remaining reserve for severance related to individuals who were no longer employed with the Company.

    During the second half of 1998, the Company entered into an agreement to sell its Pennsylvania subsidiary to a third party for $7.1 million in cash plus a subordinated capital surplus note of $2.5 million and transferred its membership in Illinois to a third party. Oxford Specialty Management, Inc., the subsidiary through which the Company operated its specialty care management initiative, ceased operations as of December 31, 1998. The Company concluded the sale of one of its three health centers in third quarter of 1998 and expects to sell or close the remaining two health centers by the end of 1999. The Company is also currently evaluating its telephone nurse triage service and expects that this service will be substantially restructured by the end of 1999. In 1996 and 1997, the Company invested in several specialty care businesses as noncore investments. Although the Company will continue to attempt to dispose of these noncore investments, to date it has been unsuccessful in completing satisfactory transactions.

    Cash expenses charged against the reserves amounted to $9.8 million. These payments include net payments of $8.9 million related to disposition of the HMO and insurance businesses in the noncore markets, payments of $2.9 million related to premium deficiencies, severance, professional fees and other incremental exit costs. These payments were partially offset by proceeds of $2.0 million related to the sale of the health center in the third quarter of 1998.

    Noncash charges against the reserve of $18.7 million relate to the specific write-off of assets of the HMO and insurance businesses in the noncore markets of $1.3 million, specialty care management initiative of $7.2 million, the health centers and telephone nurse triage service of $4.5 million and write-off of noncore investments in businesses of $5.7 million.

    Due to recoveries greater than anticipated, primarily the sale of the Pennsylvania subsidiary for $9.6 million and the early shut-down of other operations, the Company has revised its estimate of the remaining costs associated with the final disposition or closure of these operations and investments, and accordingly a total of $13.3 million of reserves were reversed as a reduction of restructuring charges in the fourth quarter of 1998. The change in estimate of $13.3 million was comprised primarily of a $7.3 million reduction in the estimated liability established relative to the sale of the Pennsylvania subsidiary due to the receipt of sale proceeds in excess of anticipated proceeds, and a reduction in the premium deficiency reserve due to the earlier than anticipated exit from that state. In addition, a $1.3 million reduction in other asset valuation reserves, a $4.3 million reduction in premium deficiency reserves, and a $.4 million reduction of accounting and legal fee reserves were recorded relative to other noncore businesses. The remaining liability at December 31, 1998 represents premium deficiency reserves for operations in Illinois and Florida and full valuation allowances for the investments in the remaining two health centers and the telephone nurse triage service. The ending restructuring reserve at December 31, 1998 included premium deficiency reserves totaling approximately $3.5 million, approximately $9.2 million of asset valuation reserves and approximately $1.1 million related to other closing costs. The Company expects to complete the closure, disposal or restructure of these noncore businesses and investments during 1999.

    Write-down of property and equipment

    In connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2,000,000 square feet under lease to approximately 1,200,000 square feet. The Company attempts to dispose of property and equipment as it vacates the facilities. The original estimate for write-down of property and equipment recorded in the second quarter of 1998 included provisions for the estimated losses related to vacating certain facilities in connection with the Company's Turnaround Plan. The initial charge included an estimated provision for loss related to leasehold improvements ($12.5 million), office furniture ($11.8 million), computers and office equipment ($4.0 million) and software ($1.0 million). In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to their estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company expects to dispose of all of the property and equipment throughout 1999. Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan. A write-down of approximately $29.3 million, against approximately $37.1 million of net book value, was established for the estimated unrecoverable book value of furniture and equipment and leasehold improvements no longer in use or to be disposed of as a result of these steps. The Company expects to complete the disposition or sale of these assets by the end of the fourth quarter of 1999. Depreciation on these assets was suspended as of

June 30, 1998. The effect of this write-down was to reduce depreciation expense by approximately $6.3 million for the second half of 1998.

    Severance and related costs

    The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, fifteen members of senior management were replaced and certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $20.8 million in the first quarter of 1998 and an additional $4.0 million in the second quarter of 1998 for the former executives and managers. The noncash charges of approximately $11.2 million are attributable to the accelerated vesting of stock options of one former executive. The December 31, 1998 balance represents contracted amounts payable through the first half of 2001. The costs associated with the reduction in workforce of over 1,000 employees were charged as incurred to marketing, general and administrative expense during 1998. Severance arrangements with these former employees did not carryover to future fiscal periods. As of December 31, 1998, the entire reserve related to individuals who were no longer employed with the Company.

    Costs of consolidating operations

    In connection with the consolidating of operations to reduce its occupied square footage, restructuring charges totaling approximately $13.7 million were recorded in the first half of 1998 for estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space. The Company will vacate its leased space located in Philadelphia, Pennsylvania; Edison, New Jersey; Chicago, Illinois; Sarasota, Florida; and one of two facilities in Milford, CT. In addition, the amount of leased space located in Norwalk, Connecticut; New York, New York and White Plains, New York will be significantly reduced. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter as a change in estimate as the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicates that costs will exceed previous estimates. The remaining restructuring reserve for 1998 of $17.7 million is comprised of the following estimated costs associated with the disposition of excess space:


               Gross future minimum rentals                    $ 26.1 million

               Sublease income                                 $(14.0) million

               Lease termination penalties                     $ 2.5 million

               Build-out costs                                 $ 1.5 million

               Brokers commissions                             $ 1.4 million

               Professional fees and other                     $ 0.2 million


    Oxford has estimated future savings as a result of operations consolidation of approximately $90 million, including $29 million in depreciation.

    The Company's relevant lease obligations extend to July 2005, but the Company expects that a significant portion of these expenses will be incurred prior to January 1, 2000.

    Write-downs of strategic investments and gain on Health Partners

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

    During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote down its remaining investment in FPAM to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write-down of $38.3 million, or $.49 per share, has been recognized as write-downs of strategic investments in the accompanying financial statements.

    The 1997 charges resulted from a reduction in the level of future investment in expansion markets and, accordingly, the Company wrote down its investments in its Florida and Illinois subsidiaries and one affiliate. These write-downs have been shown as write-downs of strategic investments in the accompanying financial statements and are summarized as follows:


(In thousands)
-------------------------------------------------------------------------------

Compass PPA, Incorporated                                     $ 23,427
Riscorp Health Plans, Inc.                                       3,894
St. Augustine Health Care, Inc.                                 14,297
===============================================================================
    Total                                                     $ 41,618
===============================================================================

    Certain nonrecurring items that were previously classified as write-downs of strategic investments and restructuring charges in the second quarter of 1998 have been reclassified to operating and income tax captions in the 1998 statement of operations. A reclassification of write-downs of strategic investments aggregating approximately $73.5 million was made related to charges taken in the second quarter for strengthening medical claim reserves, establishing reserves for losses on provider advances, and certain other asset impairment losses. A reclassification of restructuring charges aggregating $18.8 million was made related to the write-down of government program account receivables and accruals of certain litigation defense costs and other expenses. In addition, restructuring charges of $51.0 million relating to premium deficiency reserves for government contracts have been reclassified to health care services expense. These reclassifications do not affect the reported net loss for the second quarter or for the full year of 1998, but do have the effect of increasing the second quarter medical loss ratio and administrative loss ratio from the levels previously reported and full year ratios are also slightly higher. In addition, a reclassification of restructuring charges approximating $6.0 million was made related to certain deferred tax assets, which changes are now included in the 1998 statement of operations as income tax expense. This reclassification has no effect on the reported net loss for the second quarter or the full year of 1998.


                                                                                        Before                  After
Quarter ended June 30, 1998 (Dollars in thousands)                                 Reclassification       Reclassification
----------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                      $  1,191,112               $  1,191,112
Health care services expenses                                                          1,188,265                  1,307,214
Marketing, general and administrative expenses                                           203,659                    227,968
Restructuring charges                                                                    174,266                     98,500
Write-downs of strategic investments                                                     111,790                     38,341
Income tax expense                                                                             -                      5,957
Medical loss ratio                                                                        102.8%                     113.1%
Administrative loss ratio                                                                  17.6%                      19.6%


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

RESULTS OF OPERATIONS

    Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

    Total revenues for the year ended December 31, 1998 were $4.7 billion, up 11.0% from $4.3 billion in the prior year. The net loss attributable to common stock for 1998 totaled $624.4 million, or $7.79 per share, compared with a net loss of $291.3 million, or $3.70 per share, for 1997. Results of operations for the year 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and New York Individual Plans as well as approximately $113.7 million of restructuring charges, a $31.8 million premium deficiency reserve for losses on government contracts and $38.3 million of write-downs of strategic investments. Results for 1998 were also adversely affected by interest and financing expense of $57.1 million relating primarily to debt issuance costs and interest on claims for medical services. Results of operations for 1997 were adversely affected by a pretax charge of approximately $173.5 million relating to accounts receivable write-offs and additions to accounts receivable reserves, write-downs of strategic investments of approximately $41.6 million relating to write-downs of certain investments and a pretax charge of approximately $327.0 million relating to increased reserves for medical costs payable. See "Liquidity and Capital Resources" and "Overview".

    The following tables show plan revenues earned and membership by product:

                                                                                                                    Percent
(Dollars In thousands)                                                               1998             1997          Change
-----------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Freedom Plan                                                                      $2,813,712       $2,468,259      14.0%
    HMOs                                                                                 542,835          463,428      17.1%
    --------------------------------------------------------------------------------------------------------------
      Commercial                                                                       3,356,547        2,931,687      14.5%
    --------------------------------------------------------------------------------------------------------------
    Medicare                                                                           1,010,831          916,126      10.3%
    Medicaid                                                                             244,950          319,411     (23.3%)
    --------------------------------------------------------------------------------------------------------------
      Government programs                                                              1,255,781        1,235,537       1.6%
    --------------------------------------------------------------------------------------------------------------
        Total premium revenues                                                         4,612,328        4,167,224      10.7%
    Third-party administration, net                                                       17,838           12,592      41.7%
    Investment and other income                                                           89,245           71,448      24.9%
    --------------------------------------------------------------------------------------------------------------
    Total revenues                                                                    $4,719,411       $4,251,264      11.0%
    ==============================================================================================================

                                                                                       As of December 31,           Percent
                                                                                -------------------------------
                                                                                     1998             1997           Change
-----------------------------------------------------------------------------------------------------------------------------
MEMBERSHIP:
    Freedom Plan                                                                       1,318,100        1,333,500     (1.2%)
    HMOs                                                                                 260,700          270,400     (3.6%)
    --------------------------------------------------------------------------------------------------------------
      Commercial                                                                       1,578,800        1,603,900     (1.6%)
    --------------------------------------------------------------------------------------------------------------
    Medicare                                                                             148,600          161,000     (7.7%)
    Medicaid                                                                              97,800          189,600    (48.4%)
    --------------------------------------------------------------------------------------------------------------
      Government programs                                                                246,400          350,600    (29.7%)
    --------------------------------------------------------------------------------------------------------------
        Total fully insured                                                            1,825,200        1,954,500     (6.6%)
    Third-party administration                                                            56,200           53,600      4.9%
    --------------------------------------------------------------------------------------------------------------
      Total membership                                                                 1,881,400        2,008,100     (6.3%)
    ===============================================================================================================

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

    Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 94.4% for the year 1998 compared with 94.0% for the year 1997. Overall per member per month revenue in 1998 was $199.82, however, overall per member per month health care services expenses increased 4.0% to $188.61 in 1998 from $181.38 in 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third quarter of 1997 aggregating $88 million and in the fourth quarter of 1997 aggregating $239 million. Of the total 1997 reserve additions of $327 million, approximately $90 million related to incurred costs for periods prior to 1997. These reserve additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. These revised estimates resulted from significant increases in medical costs in prior periods in the Company's commercial, Medicare, Medicaid and New York Individual Plans which exceeded prior estimates. Health care services expense for 1998 and 1997 also included provisions of $25 million and $10 million, respectively, related to valuation reserves established in respect of provider advances.

    As part of its Turnaround Plan, the Company decided to restructure its current Medicare arrangements and/or withdraw from Medicare in the counties where the Medicare business was not profitable and to withdraw from the Medicaid business entirely. Premium deficiency reserves totaling $51.0 million were established in the second quarter of 1998 and charged to health care services expense. Based on the Company's decision to restructure or withdraw from these businesses by the end of 1998, the reserves were determined by estimating the premium deficiency for the remainder of 1998.

    The Company entered into an agreement to dispose of its remaining Medicaid business in the fourth quarter of 1998, completed two Medicare risk transfer agreements late in the third quarter of 1998 and notified HCFA in the fourth quarter of 1998 of its intention to withdraw from Medicare in certain counties effective January 1, 1999. Under the two risk sharing arrangements the Company has transferred a substantial portion of the medical cost risk associated with the provision of medical services to certain of the Company's Medicare members to a network management company in one case and an integrated health care system in the other. These risk transfer agreements have five year terms and provide for delegation of certain claims payment and utilization management functions, subject to oversight by the Company. The providers agree to provide or arrange for providing all covered health care services for this membership in return for payment by the Company of a fixed per member per month payment based on a percentage of premium received by the Company. In the event the providers fail to fulfill their obligations under the risk transfer agreements, the Company remains primarily liable to pay the cost of covered services. Losses in these programs amounted to $31.8 million in the second half of 1998 and were charged against the reserves established in the second quarter of 1998. As a result of the Company's early completion of this portion of its Turnaround Plan, the remaining reserve balance of $19.2 million was reversed as a reduction of health care services expense in the fourth quarter of 1998, which reduced the net loss by $.24 per share.

     As part of the Turnaround Plan, the Company decided that it was not in a position to make the investment in noncore markets required to achieve normalized operating results. Accordingly, the Company decided to withdraw from certain states, namely Pennsylvania, New Hampshire, Florida and Illinois, and focus on its core businesses of commercial and Medicare membership in New York, New Jersey and Connecticut. The Company was prohibited by the various state regulators from simply canceling the outstanding policies and immediately withdrawing from these noncore markets. As a result, the Company was required to continue to service the outstanding policies. Using these assumptions, the premium deficiency reserve aggregating $25.2 million was established for the noncore businesses in accordance with SFAS 5 and the AICPA Healthcare Audit Guide.

    The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. The Company evaluated the necessity for premium deficiency reserves in periods prior to 1998 and concluded that no reserves were required since, at that time, the Company was projecting marginal profits or immaterial losses on these businesses based on normalized premiums and medical and administrative expense levels. The projections that had previously shown marginal profits or immaterial losses on these businesses contemplated growth in the underlying business to support administrative expense levels, premium increases, reductions in medical costs resulting from improved medical management, systems and operational improvements and revised provider contracts.

    Results in the fourth quarter of 1998 were affected by the establishment of an additional $49 million in medical claims reserves for disputed claims, a $27 million provision for anticipated losses on individual products and net accruals of $30 million for certain other medical expense liabilities, partially offset by favorable medical reserve adjustments of $92 million arising from recent claims experience which showed better than expected medical costs during 1998, principally in the Company's Medicare business. The establishment of an additional $49 million in claims reserves for disputed claims was made based on experience in reconciling provider accounts receivables as part of a settlement process designed to assist in the recovery of advances. These settlements are not associated with specific dates of service. The $27 million provision for losses on individual products reflects the expected premium deficiency arising from the Company's decision to seek an approximately 9% increase in premium on its New York individual products, instead of seeking a higher increase which would involve uncertainties associated with the requirement of a public rate hearing. Net accruals of $30 million, primarily for 1998, were made for New York hospital bad debt and charity care, demographic pool charges and graduate medical education charges based on internal assessments and reconciliation of liabilities under these programs.

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

    Marketing, general and administrative expenses increased 4.7% to $772.0 million during the year 1998 compared with $737.4 million during the year 1997. The increase in 1998 was primarily attributable to a $20.0 million rise in payroll and benefits due to higher average staffing levels through the first half of 1998 and an $8.0 million increase in consulting fees primarily related to enhancements to management information systems offset, in part, by significantly lower marketing expenses for advertising and member acquisition. Marketing, general and administrative expenses as a percent of operating revenue were 16.7% during 1998 compared with 17.6% during 1997. Marketing, general and administrative expenses included $35.2 million in 1998 and $15.0 million in 1997 related to provisions for uncollectible notes and accounts receivable. The increase in 1998 was primarily a result of increases in termination of nonpaying commercial members and groups, the exiting of noncore markets and the exiting and restructuring of Medicaid and Medicare programs, which make it more difficult for the Company to collect amounts due on notes and accounts receivable. The Company's Turnaround Plan calls for significant reductions in administrative costs, but there can be no assurance the Company will be successful in reducing such costs, and the Company expects that results for 1999 will continue to be adversely affected by high administrative costs. Moreover, the Company may decide to increase certain administrative costs to attempt to improve service levels. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance and exceed existing accruals. There can be no assurance that ultimate costs will not exceed those estimates. See "Legal Proceedings". The Company's ability to control administrative costs could also be adversely affected by a continuation of the high level of employee attrition which the Company has experienced over the last several quarters.

    Effective January 1, 1997, the New York Health Care Reform Act of 1996 (the "New York Act") requires that the Company make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under the New York Act. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. In 1998 and 1997 the Company expensed a total of $76.4 million and $72.5 million, respectively, for graduate medical education, and the Company expensed a total of $54.8 million and $23.9 million, respectively, for hospital bad debt and charity care. Because these payment obligations have not been offset by corresponding reductions in payments to hospitals and others, the Company believes its costs have increased. It is not possible to determine the precise impact, however, due to changes made in the Company's hospital contracts and the effect of overall changes in hospital costs during the period.

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

    During the second quarter of 1998, the Company incurred a net loss of $507.6 million. At that time, the Company evaluated the deferred tax assets arising from the net loss and established a full valuation allowance pending the results of its Turnaround Plan. Subsequent to the second quarter of 1998, the Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, the Company does not currently believe it is more likely than not that all of its deferred tax assets will be fully realizable, and the Company continues to carry a valuation allowance of $282.6 million in order to reflect deferred tax assets related to net operating loss carryforwards and other net tax deductible temporary differences at their currently estimated realizable value. The Company will continue to evaluate the realizability of its net deferred tax assets in future periods and will make adjustments to the valuation allowance when facts and circumstances indicate that a change is necessary. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $320 million.

    As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $600 million, which will begin to expire in 2012.

    Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

    The following tables show plan revenues earned and membership by product:

                                                                                                                     Percent
(Dollars In thousands)                                                                 1997             1996          Change
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
    Freedom Plan                                                                     $2,468,259       $1,849,167      33.5%
    HMOs                                                                                463,428          322,288      43.8%
    -------------------------------------------------------------------------------------------------------------
      Commercial                                                                      2,931,687        2,171,455      35.0%
    -------------------------------------------------------------------------------------------------------------
    Medicare                                                                            916,126          599,824      52.7%
    Medicaid                                                                            319,411          250,889      27.3%
    -------------------------------------------------------------------------------------------------------------
      Government programs                                                             1,235,537          850,713      45.2%
    -------------------------------------------------------------------------------------------------------------
        Total premium revenues                                                        4,167,224        3,022,168      37.9%
    Third-party administration, net                                                      12,592           10,401      21.1%
    Investment and other income                                                          71,448           42,620      67.6%
    =============================================================================================================
    Total revenues                                                                   $4,251,264       $3,075,189      38.2%
    =============================================================================================================

                                                                                          As of December 31,
                                                                               ----------------------------------    Percent
                                                                                        1997            1996          Change
----------------------------------------------------------------------------------------------------------------------------
MEMBERSHIP:
    Freedom Plan                                                                      1,333,500        1,015,100      31.4%
    HMOs                                                                                270,400          192,300      40.6%
    -------------------------------------------------------------------------------------------------------------
      Commercial                                                                      1,603,900        1,207,400      32.8%
    -------------------------------------------------------------------------------------------------------------
    Medicare                                                                            161,000          125,000      28.8%
    Medicaid                                                                            189,600          162,000      17.0%
    -------------------------------------------------------------------------------------------------------------
      Government programs                                                               350,600          287,000      22.2%
    -------------------------------------------------------------------------------------------------------------
        Total fully insured                                                           1,954,500        1,494,400      30.8%
    Third-party administration                                                           53,600           41,100      30.4%
    =============================================================================================================
      Total membership                                                                2,008,100        1,535,500      30.8%
    ==============================================================================================================


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

    Health care services expense stated as a percentage of premiums earned (the "medical loss ratio") was 94.0% for the year ended December 31, 1997 compared with 80.1% for the year ended December 31, 1996. Overall per member per month revenue in 1997 was substantially unchanged from 1996, however, overall per member per month health care services expenses increased 17.0% to $181.46 in 1997 from $155.16 in 1996. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third and fourth quarters aggregating $327 million. These additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. A portion of the reserve additions represent revisions to estimates for claims incurred in prior years.

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

    The Company acquired all of the outstanding stock of Compass PPA, Incorporated, as of August 1, 1997 for approximately $8.2 million in cash (resulting in goodwill of $24.1 million) and acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, as of November 3, 1997, for approximately $5.3 million in cash (resulting in goodwill of $3.9 million). Since the dates of acquisition, the Company made investments in such companies pursuant to a plan to aggressively develop and market the Company's products in the Florida and Chicago markets. As of December 31, 1997, the Company determined to focus available administrative resources in its core markets in the Northeast and to reduce significantly the level of investment planned for these expansion markets. The Company believes that such reduction in future investments adversely impacted the value of these companies and, accordingly, the Company reduced the value of its investment in these companies by writing off $27.3 million in goodwill arising from the acquisitions and subsequent investment. The Company also reduced the carrying value of its minority investment in the capital stock and subordinated surplus notes of St. Augustine Health Care, Inc., a Florida-based HMO by $14.3 million. The Company determined that its investment in St. Augustine was worthless after attempts to dispose of the investment through a sale process failed.

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

    Cash and investments aggregating $44.8 million at December 31, 1998 have been segregated as restricted investments to comply with federal and state regulatory requirements. The Company expects to set aside additional funds, not expected to exceed $30 million, as collateral for certain advances made by the Company's New Jersey subsidiary (see below). In addition, the Company's subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

    In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. Connecticut has introduced legislation allowing the Connecticut Department of Insurance ("CTDOI") to promulgate regulations based on the NAIC model. The Company expects the CTDOI regulations to be applicable to its 1999 annual financial statements. Neither New York nor New Jersey have introduced similar legislation. However, the New Jersey Department of Banking and Insurance ("NJDBI") has published draft solvency regulations that it estimates will result in an additional $250 million worth of deposits by all New Jersey health care plans. The New York Superintendent of Insurance has announced an intention to strengthen current solvency regulations to allow the NYSID to take over failing health plans without a court order. The Company intends to fund any increase from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements. The new requirements are expected to be effective on or before December 31, 1999.

    Premiums receivable at December 31, 1998 decreased to $110.3 million from $275.6 million at December 31, 1997 primarily due to improved collections and continued clean-up efforts for nonpaying groups and reconciliations and increased reserves for doubtful accounts.

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

    The Company's medical costs payable was $989.7 million (including $864.5 million for IBNR) as of December 31, 1998, before netting advance claim payments of $139.5 million compared with $965.9 million (including $936.7 million for IBNR) as of December 31, 1997, before netting advance claim payments of $203.4 million. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The liability is also affected by shared risk arrangements, including arrangements relating to the Company's Medicare business in certain counties and Private Practice Partnerships ("Partnerships"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the Medicare risk arrangements, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to third parties, as described below. In the case of Partnership providers subject to deficits, the Company has established reserves to account for delays or other impediments to recovery of those deficits. The Company has reviewed its partnership program and has terminated most of its partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company recognized estimated costs in taking these actions in the second quarter of 1998. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities. However, the Company's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

    The Company has entered into two risk sharing arrangements pursuant to which the Company has transferred a substantial portion of the medical cost risk associated with the provision of medical services to certain of the Company's Medicare members to a network management company in one case and an integrated healthcare system in the other. Under these risk transfer agreements, the providers assume a substantial portion of the risk of providing health care services for this membership in return for payment by the Company of a fixed per member per month payment. In the event the providers fail to fulfill their obligations under the risk transfer agreements, the Company remains liable to provide contracted benefits to its members. The Company and the risk sharing groups have experienced operational difficulties in implementing these transactions, including difficulties in timely payment of provider claims by the risk sharing groups. The Company and the risk sharing groups have made progress in resolving the operational difficulties referred to above, however, no assurance can be given as to the outcome, and a failure of one of these arrangements could have a material adverse effect on the Company's results of operations.

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

    On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with TPG, its affiliates and others to make an adjustment of the dividends payable on the shares of Series A Preferred Stock and Series B Preferred Stock in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus
0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock, except that the Series E Preferred Stock accumulates cash dividends at a rate of 14.00% per annum, payable quarterly, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2000, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's consolidated balance sheet as of December 31, 1998 includes a significant amount of assets whose fair value is subject to market risk. Since the substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of December 31, 1998 was not significant.

    In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of December 31, 1998 by approximately $23.3 million, while a 200 basis point increase in rates would decrease the value of such investments by approximately $45.9 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investment in debt securities as of December 31, 1998 by approximately $22.4 million, while a 200 basis point decrease in rates would increase the value of such investments by approximately $45.7 million. Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in-line with the estimated values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Schedules on page 56.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits and Financial Statement Schedules

       1. All financial statements - see Index to Consolidated Financial Statements and Schedules on page 56.

       2. Financial statement schedules - see Index to Consolidated Financial Statements and Schedules on page 56.

       3. Exhibits - see Exhibit Index on page 95.

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


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of August, 1999.

                                         OXFORD HEALTH PLANS, INC.

                                         By:     /s/ Kurt B. Thompson
                                            ---------------------------------
                                                  KURT B. THOMPSON
                                               Principal Accounting Officer

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                 Page
                                                                                                                 ----
Independent Auditors' Reports...............................................................................       57
Consolidated Balance Sheets as of December 31, 1998 and 1997................................................       59
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and
     1996...................................................................................................       60
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Earnings (Loss)
     for the years ended December 31, 1998, 1997 and 1996...................................................       61
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and
     1996...................................................................................................       62
Notes to Consolidated Financial Statements..................................................................       64
Independent Auditors' Reports on Financial Statement Schedules..............................................       89

Financial Statement Schedules:
I    Condensed Financial Information of Registrant..........................................................       91
II   Valuation and Qualifying Accounts......................................................................       94

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



                                                               KPMG LLP

Stamford, Connecticut
February 23, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                      (In thousands, except share amounts)

                                     Assets

Current assets:                                                                      1998            1997
-----------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                      $237,717          $4,141
    Investments - available-for-sale, at market value                               922,990         635,743
    Premiums receivable, net                                                        110,254         275,646
    Other receivables                                                                36,540          42,517
    Prepaid expenses and other current assets                                         9,746          10,097
    Refundable income taxes                                                               -         120,439
    Deferred income taxes                                                            43,385          38,092
-----------------------------------------------------------------------------------------------------------
        Total current assets                                                      1,360,632       1,126,675

Property and equipment, net                                                         112,941         147,093
Deferred income taxes                                                                94,182          86,406
Restricted investments - held-to-maturity, at amortized cost                         44,798              --
Other noncurrent assets                                                              25,197          29,927
-----------------------------------------------------------------------------------------------------------
        Total assets                                                             $1,637,750      $1,390,101
===========================================================================================================

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Medical costs payable                                                          $850,197        $762,959
    Trade accounts payable and accrued expenses                                     176,833         144,264
    Unearned premiums                                                               105,993         124,603
    Current portion of capital lease obligations                                     15,938              --
    Deferred income taxes                                                             2,228           9,059
-----------------------------------------------------------------------------------------------------------
        Total current liabilities                                                 1,151,189       1,040,885

Long-term debt                                                                      350,000              --
Obligations under capital leases                                                     18,850              --
Redeemable preferred stock                                                          298,816              --

Shareholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 2,000,000 shares;
      none issued and outstanding                                                        --              --
    Common stock, $.01 par value, authorized 400,000,000 shares;
      issued and outstanding 80,515,872 in 1998 and 79,474,439 in 1997                  805             795
    Additional paid-in capital                                                      506,243         437,653
    Accumulated deficit                                                           (692,290)        (95,498)
    Accumulated other comprehensive earnings                                          4,137           6,266
-----------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)                     $1,637,750      $1,390,101
===========================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (In thousands, except per share amounts)



                                                                                        1998            1997           1996
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned                                                                   $4,612,328     $4,167,224      $3,022,168
    Third-party administration, net                                                       17,838         12,592          10,401
    Investment and other income, net                                                      89,245         71,448          42,620
-------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                   4,719,411      4,251,264       3,075,189
-------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                                               4,353,537      3,916,742       2,421,167
    Marketing, general and administrative                                                772,015        737,425         477,373
    Interest and other financing charges                                                  57,090         11,118              --
    Restructuring charges                                                                113,657             --              --
    Write-downs of strategic investments                                                  38,341         41,618              --
-------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                                   5,334,640      4,706,903       2,898,540
-------------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                                              (615,229)      (455,639)         176,649

Equity in net loss of affiliate                                                              --         (1,140)          (4,600)
Gain on sale of affiliate                                                                    --         25,168               --
-------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                                    (615,229)      (431,611)         172,049
Income tax expense (benefit)                                                            (18,437)      (140,323)          72,426
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                                    (596,792)      (291,288)          99,623
Less preferred dividends and amortization                                               (27,668)            --               --
-------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares                                     $(624,460)     $(291,288)        $ 99,623
===============================================================================================================================

Earnings (loss) per common and common equivalent share:
      Basic                                                                            $  (7.79)      $  (3.70)         $  1.34
      Diluted                                                                          $  (7.79)      $  (3.70)         $  1.25

Weighted-average common stock and common stock equivalents outstanding:
      Basic                                                                               80,120        78,635           74,285
      Effect of dilutive securities-stock options                                             --            --            5,377
-------------------------------------------------------------------------------------------------------------------------------
      Diluted                                                                             80,120        78,635           79,662
===============================================================================================================================

See accompanying notes to consolidated financial statements.


                                       60
\

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                                                     Common Stock                                                   Accumulated
                                                  ------------------      Additional    Retained                       Other
                                                   Number        Par        Paid-In     Earnings   Comprehensive    Comprehensive
                                                  of Shares     Value       Capital     (Deficit)  Earnings (Loss)  Earnings (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                          34,390    $     343    $ 116,639    $  96,167         --         $   6,884

Exercise of stock options                            2,965           30       21,200         --           --              --
Proceeds from public offering, net                   5,227           53      220,487         --           --              --
Tax benefit realized upon exercise of stock           --           --         33,624         --           --              --
One-for-one stock dividend                          34,794          348         (348)        --           --              --
Net earnings                                          --           --           --         99,623    $ 199,623            --
Appreciation in value of available-for-sale
securities, net of deferred income taxes              --           --           --           --          3,120           3,120
                                                                                                     ---------
Comprehensive earnings                                                                               $ 102,743
                                                                                                     =========
-----------------------------------------------------------------------------------------------------         ----------------------
Balance at December 31, 1996                        77,376          774      391,602      195,790         --            10,004

Exercise of stock options                            2,098           21       21,243         --           --              --
Tax benefit realized upon exercise of stock
options                                               --           --         24,808         --           --              --
Net loss                                              --           --           --       (291,288)   $(291,288)           --
Depreciation in value of available-for-sale
securities, net of deferred income taxes              --           --           --           --         (3,738)         (3,738)
                                                                                                     ---------
Comprehensive earnings (loss)                                                                        $(295,026)
                                                                                                     =========
-----------------------------------------------------------------------------------------------------         ----------------------
Balance at December 31, 1997                        79,474          795      437,653      (95,498)        --             6,266

Exercise of stock options                              397            4        2,651         --           --              --
Proceeds from sale of common stock                     645            6        9,994         --           --              --
Issuance of Series A and Series B preferred
    stock warrants                                    --           --         67,000         --           --              --
Compensatory stock grants under executive
    stock agreements                                  --           --         16,613         --           --              --
Preferred stock dividends and amortization
    of discount                                       --           --        (26,103)        --           --              --
Amortization of preferred stock issuance costs        --           --         (1,565)        --           --              --
Net loss                                              --           --           --       (596,792)   $(596,792)           --
Depreciation in value of available-for-sale
securities, net of deferred income taxes--            --           --           --           --         (2,129)         (2,129)
                                                                                                     ---------
Comprehensive earnings (loss)                                                                        $(598,921)
                                                                                                     =========
-----------------------------------------------------------------------------------------------------         ----------------------
Balance at December 31, 1998                        80,516    $     805    $ 506,243    $(692,290)                   $   4,137
=====================================================================================================         ======================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

Cash flows from operating activities:                                            1998          1997           1996
------------------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                                     $  (596,792)   $  (291,288)   $    99,623
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                            67,141         61,045         42,886
        Noncash restructuring charges and write-downs of
            strategic investments                                               101,547         41,618           --
        Deferred income taxes                                                   (18,437)       (75,279)       (13,196)
        Provision for doubtful accounts                                          60,209         25,000          4,505
        Equity in net loss of affiliate                                            --            1,140          4,600
        Realized gain on sale of investments                                    (10,695)       (28,736)        (4,734)
        Gain on sale of affiliate                                                  --          (25,168)          --
        Other, net                                                               13,289            245            480
        Changes in assets and liabilities, net of effect of acquisitions:
           Premiums receivable                                                  130,183         25,942       (223,353)
           Other receivables                                                      2,679        (18,320)       (11,083)
           Prepaid expenses and other current assets                                351         (3,928)        (2,251)
           Medical costs payable                                                 62,238        116,387        323,851
           Trade accounts payable and accrued expenses                           33,802         84,967         14,764
           Income taxes payable/refundable                                      121,102       (123,624)        42,098
           Unearned premiums                                                    (18,610)        61,378         12,753
           Other, net                                                             5,511         (3,959)        (3,747)
------------------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by operating activities                   (46,482)      (152,580)       287,196
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                        (40,045)      (101,946)       (48,348)
    Purchases of available-for-sale securities                               (1,353,403)      (589,690)      (794,099)
    Sales of available-for-sale securities                                      951,941        756,174        311,783
    Maturities of available-for-sale securities                                  41,547         34,621         33,298
    Acquisitions, net of cash acquired                                           (1,312)       (14,034)          --
    Investments in and advances to unconsolidated affiliates                     (5,410)       (19,842)       (18,597)
    Other, net                                                                    3,193         (1,986)           723
------------------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by investing activities                  (403,489)        63,297       (515,240)
------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds of notes and loans payable                                         550,000           --             --
    Redemption of notes and loans payable                                      (200,000)          --             --
    Proceeds of preferred stock, net of issuance expenses                       271,148           --             --
    Proceeds of warrants                                                         67,000           --             --
    Proceeds from issuance of common stock                                       10,000           --          220,539
    Proceeds from exercise of stock options                                       2,655         21,264         21,215
    Debt issuance expenses                                                      (11,793)          --             --
    Payments under capital leases                                                (5,463)          --             --
------------------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                          683,547         21,264        241,754
------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            233,576        (68,019)        13,710
Cash and cash equivalents at beginning of year                                    4,141         72,160         58,450
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                    $   237,717    $     4,141    $    72,160
========================================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)
                                   (Continued)

                                                                             1998            1997           1996
------------------------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and financing activities:
    Unrealized appreciation (depreciation) of short-term investments      $ (4,255)      $  6,336      $  5,288
    Capital lease obligations incurred                                      40,251           --            --
    Preferred stock dividends paid in-kind                                  18,548           --            --
    Amortization of preferred stock discount                                 7,555           --            --
    Amortization of preferred stock issuance expenses                        1,565           --            --
    Tax benefit realized on exercise of stock options                         --           24,808        33,624
    Sale of affiliate in a pooling-of-interests transaction                   --           38,442          --
    One-for-one stock dividend                                                --             --             348

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

    (b) Premium revenue. Membership contracts are generally on a yearly basis subject to cancellation by the employer group or Oxford upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of amounts estimated for termination of members and groups. The Company receives premium payments from the federal Health Care Financing Administration ("HCFA") on a monthly basis for its Medicare membership. In 1998, premiums received from HCFA represented 21.9% of the Company's total premium revenue earned during 1998. Membership and category eligibility are periodically reconciled with HCFA and could result in adjustments of revenue. The Company is not aware of any material claims, disputes or settlements relating to revenues it has received from HCFA. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts of $37.7 million in 1998 and $6.5 million in 1997. Unearned premiums represent the portion of premiums received for which Oxford is not obligated to provide services until a future date. All other material revenue is generated from investments, as described in (f) below. Investment income is recognized in accordance with generally accepted accounting principles ("GAAP"), accrued when earned and included in investment and other income.

    (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing agreements.

    Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported or paid claims. The Company estimates the amount of the provision for incurred but not reported or paid claims using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and incurred but not reported or paid claims are made on an accrual basis and adjusted in future periods as required. Any adjustments to the prior period estimates are included in the current period. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements. Amounts advanced to providers for delayed claims, which are net of a valuation reserve of $35.0 million, have been applied against medical claims payable in the accompanying balance sheet and aggregated approximately $139.5 million at December 31, 1998. Management believes that the Company's reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

    Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates. The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Anticipated investment income is not included in the recognition of premium deficiency reserves since its effect is deemed to be immaterial.

    As part of the Turnaround Plan, the Company decided that it was not in a position to make the investment in noncore markets required to achieve normalized operating results. Accordingly, the Company decided to withdraw from certain states, namely Pennsylvania, New Hampshire, Florida and Illinois, and focus on its core businesses of commercial and Medicare membership in New York, New Jersey and Connecticut. The Company was prohibited by the various state regulators from simply canceling the outstanding policies and immediately withdrawing from these noncore markets. As a result, the Company was required to continue to service the outstanding policies. Using these assumptions, the premium deficiency reserve aggregating $25.2 million was established for the noncore businesses in accordance with SFAS 5 and the AICPA Healthcare Audit Guide.

    As part of its Turnaround Plan, the Company also decided to restructure its current Medicare arrangements and/or withdraw from Medicare in the counties where the Medicare business was not profitable and to withdraw from the Medicaid business entirely. Premium deficiency reserves totaling $51.0 million were established in the second quarter of 1998. Based on the Company's decision to restructure or withdraw from these businesses by the end of 1998, the reserves were determined by estimating the premium deficiency for the remainder of 1998.

    The Company entered into an agreement to dispose of its remaining Medicaid business in the fourth quarter of 1998, completed two Medicare risk transfer agreements late in the third quarter of 1998 and notified HCFA in the fourth quarter of 1998 of its intention to withdraw from Medicare in certain counties effective January 1, 1999. Under the two risk sharing arrangements the Company has transferred a substantial portion of the medical cost risk associated with the provision of medical services to certain of the Company's Medicare members to a network management company in one case and an integrated health care system in the other. These risk transfer agreements have five year terms and provide for delegation of certain claims payment and utilization management functions, subject to oversight by the Company. The providers agree to provide or arrange for providing all covered health care services for this membership in return for payment by the Company of a fixed per member per month payment based on a percentage of premium received by the Company. In the event the providers fail to fulfill their obligations under the risk transfer agreements, the Company remains liable to provide contracted benefits to its members. Losses in these programs amounted to $31.8 million in the second half of 1998 and were charged against the reserves established in the second quarter of 1998. As a result of the Company's early completion of this portion of its Turnaround Plan, the remaining reserve balance of $19.2 million was reversed as a reduction of health care services expense in the fourth quarter of 1998, which reduced the net loss by $.24 per share.

    In the fourth quarter of 1998, the Company also established a premium deficiency increase of $27 million for losses on the Company's individual products arising from the Company's decision to seek an approximately 9% increase in premiums on it New York individual products, instead of seeking a higher increase which would involve uncertainties associated with the requirement of a public rate hearing.

    Premium deficiency reserves are calculated using generally accepted actuarial techniques. The significant assumptions used were based primarily on the Company's experience and the relevant elements of the Turnaround Plan and are as follows:

             Loss recognition period - The loss recognition period used for commercial business was the period through the earliest date that the Company believed that the various states would allow withdrawal, and for government programs was the earliest contract renewal/termination date, which was December 31, 1998 for Medicare business.

             Premiums - The premium level is fixed for the duration of the contracts under the terms of the applicable commercial, federal and state government contracts.

             Medical expenses - Medical expense assumptions were based on historical experience of the Company for all contracts.

             Maintenance expenses - Maintenance expenses for commercial contracts are estimated at a level sufficient to provide for member maintenance, billing and collections and some provider relations. This level represents a normalized expense level based on historical experience of the Company and excluded all marketing related expenses as well as costs associated with the restructuring that were separately evaluated. Maintenance expenses for government programs are estimated to be 7% of premiums. This level of expenses was intended to provide for member maintenance, billing and collections and some provider relations. This level represents a normalized expense level based on historical experience of the Company and excluded any substantial marketing related expenses and the costs associated with the restructuring.

    The Company evaluates the need for premium deficiency reserves on a quarterly basis. As of December 31, 1998, premium deficiency reserves aggregated approximately $27.4 million and are included in medical costs payable in the accompanying consolidated balance sheet.

    The Company evaluated the necessity for premium deficiency reserves in periods prior to 1998 and concluded that no reserves were required since, at that time, the Company was projecting marginal profits or immaterial losses on these businesses based on projected premiums and medical and administrative expense levels. The projections that had previously shown marginal profits or immaterial losses on these businesses contemplated growth in the underlying business to support administrative expense levels, premium increases, reductions in medical costs resulting from improved medical management, systems and operational improvements and revised provider contracts.

     (d) Reinsurance. Reinsurance premiums are reported as health care services expense, while related reinsurance recoveries are reported as deductions from health care services expense. The Company limits, in part, the risk of catastrophic losses by maintaining high deductible reinsurance coverage. The Company does not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is low.

    (e) Cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    (f) Investments. Investments are classified as either available-for-sale or held-to-maturity. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized costs. The Company has determined that all other investments might be sold prior to maturity to support its investment strategies. Accordingly, these other investments are classified as available-for-sale and are stated at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from earnings and are reported in accumulated other comprehensive earnings (loss), net of income tax effects. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Investment income is recognized in accordance with GAAP, accrued when earned and included in investment and other income.

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

    (l) Stock option plans. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 9). With respect to the independent contractor grants, it is the Company's policy to record such grants and reissuance grants issued after December 15, 1995, based on the fair market value measurement criteria of SFAS 123.

    (m) Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

    (n) Use of estimates. The accompanying financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    Reclassifications. Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1998 presentation.

    Adoption of New Accounting Standards. The Company has adopted Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive earnings (loss) and its components. The adoption of this statement had no impact on the Company's net income or shareholder's equity. SFAS No. 130 requires unrealized gains or losses, net of taxes, on the Company's available-for-sale securities which, prior to adoption, were reported separately in shareholders' equity, to be included in other comprehensive earnings.

    The changes in value of available-for-sale securities as reported in the consolidated statements of shareholders' equity (deficit) and comprehensive earnings (loss) include unrealized holding gains on available-for-sale securities of $6.4 million, $22.4 million and $10.0 million, reduced by the tax effects of $1.6 million, $7.5 million and $4.1 million in 1998, 1997 and 1996, respectively, and reclassification adjustments of $10.7 million, $28.7 million and $4.7 million, reduced by the tax effects of $3.7 million, $10.1 million and $1.9 million in 1998, 1997 and 1996, respectively.

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

(3)    INVESTMENTS

    The following is a summary of marketable securities as of December 31, 1998 and 1997:

                                                                                           Gross            Gross
(In thousands)                                                        Amortized         Unrealized       Unrealized         Fair
December 31, 1998:                                                      Cost               Gains            Losses          Value
------------------------------------------------------------------------------------------------------------------------------------
    Available-for-sale:
      U.S. government obligations                                     $585,028            $4,568            $1,673          $587,923
      Corporate obligations                                            331,596             3,688               218           335,066
                                                                      --------          --------          --------          --------
        Total debt securities                                          916,624             8,256             1,891           922,989
      Equity securities
                                                                             1                --                --                 1
                                                                      --------          --------          --------          --------
        Total short-term investments                                  $916,625            $8,256            $1,891          $922,990
                                                                      ========          ========          ========          ========
    Held-to-maturity - U.S. government obligations                     $44,798            $1,028               $--           $45,826
                                                                      ========          ========          ========          ========

December 31, 1997-all available-for-sale:
      U.S. government obligations                                     $252,817            $1,863              $256          $254,424
      Corporate obligations                                            140,434             1,276               307           141,403
      Municipal tax-exempt bonds                                       171,037             2,425                35           173,427
                                                                      --------          --------          --------          --------
        Total debt securities                                          564,288             5,564               598           569,254
      Equity securities                                                 60,834             6,027               372            66,489
                                                                      --------          --------          --------          --------
        Total short-term investments                                  $625,122           $11,591              $970          $635,743
                                                                      ========          ========          ========          ========


    The amortized cost and estimated fair value of marketable debt securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                                                     Available-for-Sale                     Held-to-Maturity
                                                                   -----------------------------------------------------------------
                                                                   Amortized            Fair            Amortized            Fair
(In thousands)                                                        Cost              Value              Cost              Value
------------------------------------------------------------------------------------------------------------------------------------
Due in one year or less                                             $74,138            $74,447             $3,229             $3,242
Due after one year through five years                               811,330            816,669             41,569             42,584
Due after five years through ten years                               31,156             31,873                 --                 --
                                                                   --------           --------           --------           --------
    Total                                                          $916,624           $922,989            $44,798            $45,826
                                                                   ========           ========           ========           ========


Certain information related to marketable securities is as follows:

(In thousands)                                                                        1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from sale or maturity of available-for-sale securities                     $993,488          $790,795          $345,081
Proceeds from sale or maturity of held-to-maturity securities                          3,500                --                --
                                                                                    --------          --------          --------
Total proceeds from sale or maturity of marketable securities                       $996,988          $790,795          $345,081
                                                                                    ========          ========          ========

Gross realized gains on sale of available-for-sale securities                        $19,986           $36,615            $9,036
Gross realized losses on sale of available-for-sale securities                        (9,291)           (7,879)           (4,302)
                                                                                    --------          --------          --------
Net realized gains on sale of marketable securities                                  $10,695           $28,736            $4,734
                                                                                    ========          ========          ========

Net unrealized gain (loss) on available-for-sale securities included
    in comprehensive earnings (loss)                                                 $(4,255)          $(6,336)           $5,288
Deferred income tax expense (benefit)                                                 (2,126)           (2,598)            2,168
                                                                                    --------          --------          --------
Other comprehensive earnings (loss)                                                  $(2,129)          $(3,738)           $3,120
                                                                                    ========          ========          ========

(4) INCOME TAXES

Income tax expense (benefit) consists of:

(In thousands)                                                          Current                  Deferred                  Total
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
    Federal                                                           $      --                 $ (14,371)                $ (14,371)
    State and local                                                   $      --                    (4,066)                   (4,066)
                                                                      ---------                 ---------                 ---------
      Total                                                           $      --                 $ (18,437)                $ (18,437)
                                                                      =========                 =========                 =========

Year ended December 31, 1997:
    Federal                                                           $ (68,604)                $ (78,577)                $(147,181)
    State and local                                                       3,560                     3,298                     6,858
                                                                      ---------                 ---------                 ---------
      Total                                                           $ (65,044)                $ (75,279)                $(140,323)
                                                                      =========                 =========                 =========

Year ended December 31, 1996:
    Federal                                                           $  64,358                 $ (10,093)                $  54,265
    State and local                                                      21,264                    (3,103)                   18,161
                                                                      ---------                 ---------                 ---------
      Total                                                           $  85,622                 $ (13,196)                $  72,426
                                                                      =========                 =========                 =========



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

    Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings (loss) before income taxes as a result of the following:


(In thousands)                                                                    1998                 1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory tax rate                            $(217,415)            $(151,064)            $  60,217
Write-off of goodwill                                                                --                 9,895                    --
State and local income taxes, net of Federal income tax benefit                 (44,073)                4,458                11,805
Nontaxable gain on sale of affiliate                                                 --                (4,104)                   --
Equity in net loss of affiliate                                                      --                   399                 1,610
Tax-exempt interest on municipal bonds                                           (1,060)               (2,484)               (1,630)
Change in valuation allowance - federal                                         242,632                    --                    --
Other, net                                                                        1,479                 2,577                   424
                                                                              ---------             ---------             ---------
Actual income tax expense (benefit)                                           $ (18,437)            $(140,323)            $  72,426
                                                                              =========             =========             =========

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1998 and 1997 are as follows:

(In thousands)                                                                                    1998                       1997
--------------                                                                                    ----                       ----
Deferred tax assets:
    Net operating loss carryforwards                                                           $ 256,024                  $  99,895
    Medical costs payable                                                                         15,357                     16,440
    Allowance for doubtful accounts                                                               18,804                     11,799
    Unearned premiums                                                                              9,088                     10,509
    Trade accounts payable and accrued expenses                                                   20,298                      8,361
    Write-down of investment in affiliate                                                         19,402                      5,618
    Property and equipment                                                                         6,750                      3,404
    Restructuring related                                                                         64,712                         --
    Other                                                                                          9,730                      5,368
                                                                                               ---------                  ---------
      Total gross deferred assets                                                                420,165                    161,394
    Less valuation allowances                                                                   (282,598)                   (36,896)
                                                                                               ---------                  ---------
      Total deferred tax assets                                                                  137,567                    124,498
                                                                                               ---------                  ---------

Deferred tax liabilities:
    Unrealized appreciation of short-term investments                                              2,228                      4,354
    Gain on sale of affiliate                                                                         --                      4,705
                                                                                               ---------                  ---------
      Total deferred tax liabilities                                                               2,228                      9,059
                                                                                               ---------                  ---------
      Net deferred tax assets                                                                  $ 135,339                  $ 115,439
                                                                                               =========                  =========



    During the second quarter of 1998, the Company incurred a net loss of $507.6 million. At that time, the Company evaluated the deferred tax assets arising from the net loss and established a full valuation allowance pending the results of its Turnaround Plan. Subsequent to the second quarter of 1998, the Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan . Based on these analyses, the Company does not currently believe it is more likely than not that all of its deferred tax assets will be fully realizable, and the Company has established a valuation allowance of $282.6 million so that deferred tax assets related to net operating loss carryforwards and other net tax deductible temporary differences are stated at their estimated realizable value. The Company will continue to evaluate the realizability of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $320 million.

    As of December 31, 1998, the Company has federal net operating loss carryforwards of approximately $600 million, which will begin to expire in 2012.

(5)    PROPERTY AND EQUIPMENT

    Property and equipment, net of accumulated depreciation is as follows:

                                                                                                         As of December 31,
                                                                                             --------------------------------------
(In thousands)                                                                                 1998                         1997
--------------                                                                                 ----                         ----
Land and buildings                                                                           $     230                    $   2,313
Furniture and fixtures                                                                          31,747                       32,298
Equipment                                                                                      204,249                      176,803
Leasehold improvements                                                                          37,146                       61,605
                                                                                             ---------                    ---------
    Property and equipment, gross                                                              273,372                      273,019
Accumulated depreciation and amortization                                                     (160,431)                    (125,926)
                                                                                             ---------                    ---------
    Property and equipment, net                                                              $ 112,941                    $ 147,093
                                                                                             =========                    =========

    Depreciation and amortization of property and equipment aggregated $63.7 million in 1998, $57.9 million in 1997 and $40.3 million in 1996.

(6)    DEBT

Long-term debt at December 31, 1998 consists of the following:

(In thousands)                                                            1998
                                                                        --------
11% Senior Notes due 2005                                               $200,000
Term Loan due 2003                                                       150,000
                                                                        --------
    Total long-term debt                                                $350,000
                                                                        ========


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

    At the same time, the Company entered into a Term Loan Agreement that provided for a new $150 million senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan, there are no scheduled principal payments. The Term Loan provides for mandatory prepayments of the Term Loan from (1) net proceeds from the sale of assets, subject to certain exceptions and to the receipt of any required regulatory approvals (2) net proceeds from the issuance of debt securities and (3) 50% of the net proceeds from certain equity issuances. The Term Loan also provides for mandatory prepayment of the entire aggregate principal amount of the Term Loan plus a premium equal to 1.00% of the aggregate principal amount of the Term Loan upon a "change of control." The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%. As of December 31, 1998, the interest rate on the Term Loan was 9.335%. Interest is payable semiannually on May 15 and November 15 each year commencing November 15, 1998. The Term Loan is secured by a perfected first priority security interest in substantially all of the assets of the Company. The Term Loan contains covenants that, among other things, restrict the ability of the Company to pay any dividend or make any payment or distribution or incur additional indebtedness.

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

    Activity for redeemable preferred stock for the year 1998 is as follows:

(In thousands)                                                                                                     Activity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                                                            $ -
Issuance of preferred stock, net of issuance expenses                                                               338,148
Discount allocated to detachable warrants                                                                          (67,000)
Amortization of discount                                                                                              7,555
Amortization of issuance expenses                                                                                     1,565
Accrued  in-kind dividends                                                                                           18,548
                                                                                                                   --------
Balance at December 31, 1998                                                                                       $298,816
                                                                                                                   ========



    On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with TPG, its affiliates and others to make an adjustment of the dividends payable on shares of Series A Preferred Stock and Series B Preferred Stock in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus
0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock, except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13,2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Warrants, unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13,

1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

    The aggregate proceeds of $710 million related to the Senior Notes, Term Loan, common stock sale to Dr. Payson and the Investment Agreement were utilized, in part, to retire the previously outstanding Bridge Notes, make capital contributions to certain regulated subsidiaries and pay fees and expenses related to the transactions. The balance has been and will be used for subsidiary capital contributions, as necessary, and for general corporate purposes.

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

    All appropriate share, weighted-average share and earnings per share amounts in the consolidated financial statements were restated to retroactively reflect the stock split.

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

    The Employee Plan and the Independent Contractor Plan are administered by a committee consisting of five members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on date of grant.

    The Nonemployee Plan provides for granting of nonqualified stock options to eligible nonemployee directors of the Company. The plan provides that each year on the first Friday following the Company's annual meeting of stockholders, each individual elected, reelected or continuing as a nonemployee director will automatically receive a nonqualified stock option for 5,000 shares of common stock with an exercise price at the fair market value on that date. The plan further provides that one-fourth of the options granted under the plan vest on each of the date of grant and the Friday prior to the second, third and fourth annual meeting of stockholders following the date of such grant.

    Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

                                                                  Weighted-Average
                                                   Shares          Exercise Prices
----------------------------------------------------------------------------------
    Outstanding at January 1, 1996               11,549,436              $ 11.65
    Granted                                       1,518,176              $ 42.58
    Exercised                                    (3,368,208)                6.30
    Cancelled                                      (407,592)               20.51
-----------------------------------------------------------
    Outstanding at December 31, 1996              9,291,812                18.25
    Granted                                       3,332,186                72.58
    Exercised                                    (2,098,157)               10.14
    Cancelled                                      (319,012)               37.35
-----------------------------------------------------------
    Outstanding at December 31, 1997             10,206,829                37.06
    Granted                                      11,810,173                12.95
    Exercised                                      (397,103)                6.67
    Cancelled/exchanged                          (6,319,168)               46.41
-----------------------------------------------------------
    Outstanding at December 31, 1998             15,300,731              $ 15.40
================================================================================

    Exercisable at December 31, 1998              4,378,029              $ 16.80
================================================================================



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

    Under the terms of an employment agreement, Norman C. Payson, M.D., the Chief Executive Officer of the Company, was granted on February 23, 1998 a nonqualified stock option (the "Option") to purchase 2,000,000 shares of common stock at an exercise price of $15.52 per share and, in August 1998, a nonqualified stock option (the "Additional Option") was granted to purchase an additional 1,000,000 shares of Company common stock under the 1991 Stock Option Plan. The Option generally provides that 800,000 shares will vest on February 23, 1999, and that the remaining 1,200,000 shares will vest ratably on a monthly basis over the 36 month period ending February 23, 2002, provided in each case that Dr. Payson is employed by the Company on the applicable vesting date. The Option also provides for acceleration of vesting and extended exercisability periods in certain circumstances, including certain terminations of employment and a change in control (as defined in the Employee Plan) of the Company. The difference between the exercise price and the fair market value of the shares subject to the Option on the date of issuance has been accounted for as unearned compensation and is being amortized to expense over the period restrictions lapse. Unearned compensation charged to operations in 1998 was approximately $3.2 million. The Additional Option has an exercise price equal to $6.0625, vests ratably over the four years from the date of grant, and is otherwise subject to the terms and conditions of the Employee Plan. The Additional Option also provides for accelerated vesting following a change in control (as defined in the Employee Plan). On March 30, 1998, another executive officer of the Company received a nonqualified option to acquire 800,000 shares of the Company's common stock at the then current market price.

    Information about fixed stock options outstanding at December 31, 1998, is summarized as follows:

                                                                    Weighted-
                                               Weighted -            Average
   Range of                Number              Average            Remaining
Exercise Prices         Outstanding         Exercise Price       Contractual Life
------------------      -----------        ---------------       ----------------
$0.32 -     $5.00           393,414             $0.84              1.8 Years
 5.01 -     10.00         5,154,357              6.99              3.5 Years
10.01 -     15.00           280,200             12.67              4.8 Years
15.01 -     20.00         7,797,801             16.17              5.4 Years
20.01 -     25.00           795,593             23.78              1.9 Years
25.01 -     50.00           451,866             44.91              2.6 Years
50.01 -     74.00           427,500             73.26              3.9 Years
                         ----------
$0.32 -    $74.00        15,300,731            $15.46              4.4 Years
======     =======       ===========           =======

    Information about fixed stock options exercisable at December 31, 1998, is summarized as follows:

                                                     Weighted -
   Range of                 Number                   Average
Exercise Prices           Exercisable            Exercise Price
------------------        -------------          ---------------
$0.32 -      $5.00            393,414                  $0.84
 5.01 -      10.00          1,198,618                   7.94
10.01 -      15.00             90,200                  14.15
15.01 -      20.00          1,718,309                  16.40
20.01 -      25.00            615,857                  23.80
25.01 -      50.00            238,506                  44.60
50.01 -      74.00            123,125                  72.76
                            ---------
$0.32 -     $74.00          4,378,029                 $16.80
======      ======          =========                 =======



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


(In thousands, except per share amounts)                                             1998           1997            1996
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable                     As reported                  $(624,460)     $(291,288)        $99,623
   To common shares                                  Pro forma                    $(711,311)     $(315,188)        $90,011

Basic earnings (loss) per share                      As reported                     $(7.79)        $(3.70)          $1.34
                                                     Pro forma                       $(8.88)        $(4.01)          $1.21

Diluted earnings (loss) per share                    As reported                     $(7.79)        $(3.70)          $1.25
                                                     Pro forma                       $(8.88)        $(4.01)          $1.13
---------------------------------------------------------------------------------------------------------------------------



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

    Property held under capital leases at December 31, 1998 is summarized as follows:

(In thousands)                                                                                    1998
---------------------------------------------------------------------------------------------------------
Computer equipment                                                                                $39,792
Other equipment
                                                                                                      459
---------------------------------------------------------------------------------------------------------
    Gross
                                                                                                   40,251
Less accumulated amortization                                                                      (7,940)
---------------------------------------------------------------------------------------------------------
    Net capital lease assets                                                                      $32,311
=========================================================================================================



    Future minimum lease payments required under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1998 were as follows:


                                                                                                   Capital         Operating
(In thousands)                                                                                     Leases           Leases
----------------------------------------------------------------------------------------------------------------------------
1999                                                                                               $17,837          $26,471
2000                                                                                                13,576           24,409
2001                                                                                                 6,704           16,027
2002                                                                                                     -           12,848
Thereafter                                                                                               -           23,848
---------------------------------------------------------------------------------------------------------------------------
Total minimum future rental payments                                                                38,117         $103,603
                                                                                                                   ========
Less amount representing interest                                                                   (3,329)
----------------------------------------------------------------------------------------------------------
Present value of minimum lease payments                                                             34,788
Less current maturities                                                                            (15,938)
----------------------------------------------------------------------------------------------------------
Obligations under capital leases                                                                   $18,850
==========================================================================================================



    The above amounts for operating leases are net of future minimum subrentals aggregating approximately $7.0 million.

(11)   ACQUISITIONS

    As of August 1, 1997, the Company acquired all of the outstanding stock of Compass PPA, Incorporated, the holding company for a Chicago-based HMO, for approximately $8.2 million in cash. The acquisition was recorded as a purchase and resulted in goodwill of approximately $24.1 million. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, based on an analysis of the negative cash flows of this Illinois company, determined that the carrying amount in excess of tangible book value of its investment was not recoverable. Accordingly, the Company, as of December 31, 1997, wrote off the remaining unamortized goodwill of $23.4 million.

    On November 3, 1997, the Company acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, for approximately $5.3 million in cash. The acquisition was recorded as a purchase and resulted in goodwill of approximately $3.9 million. During 1998, the Company made an additional contingent payment of $1.3 million. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, based on an analysis of the negative cash flows of this Florida company, determined that the carrying amount in excess of tangible book value of its investment was not recoverable. Accordingly, the Company, wrote off the goodwill of $3.9 million in 1997 and the contingent payment of $1.3 million in 1998.

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," permits evaluation of asset value and impairment based upon present value of expected cash flows, using discount rates commensurate with the risks involved. Based on decisions not to make additional investments and projected negative cash flow, asset values of the above investments were deemed to be equal to tangible net assets, which consisted primarily of cash and marketable securities held to pay claims and premiums receivable.

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

    Oxford provided $14.3 million in equity and debt financing, representing a 19.9% interest, to St. Augustine Health Care, Inc. ("St. Augustine"). As of December 31, 1997, the Company decided to reduce the level of its future investment in expansion markets. The Company determined that its investment in St. Augustine was worthless after attempts to dispose of the investment through a sale process failed. During 1997, the Company wrote off the $14.3 million carrying value of its investment in the capital stock and subordinated surplus notes of St. Augustine. The Company fully disposed of its interest in St. Augustine in October 1998 for consideration of less than one thousand dollars. No gain or loss was recognized on the transaction.

(13)   RESTRUCTURING CHARGES

    The Company recorded restructuring charges totaling $123.5 million, ($114.8 million after income taxes, or $1.43 per share) in the first half of 1998. These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to: (i) the disposition or closure of noncore businesses; (ii) write-down of certain property and equipment; (iii) severance and related costs; and (iv) costs of operations consolidation, including long term lease commitments. These reserves are generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment, which have been written-down to their estimated net realizable values. These reserve charges and their activity for 1998 are summarized in the table below:


                                                                                                                        Ending
                                                  Restructuring                       Noncash         Changes in     Restructuring
(In thousands)                                      Charges         Cash Used         Activity         Estimate        Reserves
--------------------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses          $  55,700        $  (9,827)       $ (18,725)       $ (13,343)       $  13,805
Write-down of property and equipment                  29,272               --          (28,267)          (1,005)              --
Severance and related costs                           24,800           (4,246)         (11,200)              --            9,354
Costs of consolidating operations                     13,728             (548)              --            4,505           17,685
                                                   -----------------------------------------------------------------------------
                                                   $ 123,500        $ (14,621)       $ (58,192)       $  (9,843)       $  40,844
                                                   =============================================================================

    The changes in estimate totaling $9.8 million were a result of, among other things, the receipt of proceeds from the sale of the Pennsylvania business at an amount higher than anticipated in the Turnaround Plan, accelerated closing of HMO and insurance operations in New Hampshire, Florida and Illinois which resulted in a decrease in premium deficiency reserves and the completion of Medicare risk transfer arrangements sooner than expected. These changes in estimate totaling $9.8 million were recognized as a credit to restructuring charges in the fourth quarter of 1998 and reduced the net loss by $.12 per share.

    Provisions for loss on noncore business

    As part of its Turnaround Plan, the Company decided to withdraw from noncore markets by selling or closing its HMO and insurance businesses in Pennsylvania, Illinois, Florida and New Hampshire. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37.0 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO and insurance subsidiaries to be sold or closed, the net book value of noncore investments was reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. The Company estimated the net recovery of its investments in these entities by evaluating the assets and operations for impairment. This evaluation included an assessment of asset recoverability for these entities, premium deficiency analysis assuming timely exit of these noncore markets and the establishment of premium deficiency reserves, estimated incremental disposition and closing costs including professional services and anticipated proceeds related to the disposition of assets. In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company expects to dispose of all of the property and equipment throughout 1999. The Company calculates premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Of the $55.7 million originally recorded as provision for loss on noncore businesses approximately $25.2 million related to premium deficiency reserves, approximately $27.9 million related to asset valuation write-downs and reserves, approximately $2.2 million related to accounting fees to be incurred for final statutory audits and legal fees to be incurred in connection with preparation of agreements for sale or disposition of assets and brokerage costs and approximately $.4 million related to defined severance arrangements for employees of these entities. Approximately 250 employees in the noncore businesses have been terminated since June 30, 1998. As of December 31, 1998, the remaining reserve for severance related to individuals who were no longer employed with the Company.

    During the second half of 1998, the Company entered into an agreement to sell its Pennsylvania subsidiary to a third party for $7.1 million in cash plus a subordinated capital surplus note of $2.5 million and transferred its membership in Illinois to a third party. Oxford Specialty Management, Inc., the subsidiary through which the Company operated its specialty care management initiative, ceased operations as of December 31, 1998. The Company concluded the sale of one of its three health centers in third quarter of 1998 and expects to sell or close the remaining two health centers by the end of 1999. The Company is also currently evaluating its telephone nurse triage service and expects that this service will be substantially restructured by the end of 1999. In 1996 and 1997, the Company invested in several specialty care businesses as noncore investments. Although the Company will continue to attempt to dispose of these noncore investments, to date it has been unsuccessful in completing satisfactory transactions.

    Cash expenses charged against the reserves amounted to $9.8 million. These payments include net payments of $8.9 million related to disposition of the HMO and insurance businesses in the noncore markets, payments of $2.9 million related to premium deficiencies, severance, professional fees and other incremental exit costs. These payments were partially offset by proceeds of $2.0 million related to the sale of the health center in the third quarter of 1998.

    Noncash charges against the reserve of $18.7 million relate to the specific write-off of assets of the HMO and insurance businesses in the noncore markets of $1.3 million, specialty care management initiative of $7.2 million, the health centers and telephone nurse triage service of $4.5 million and write-off of investments in noncore businesses of $5.7 million.

    Due to recoveries greater than anticipated, primarily the sale of the Pennsylvania subsidiary for $9.6 million and the early shut-down of other operations, the Company has revised its estimate of the remaining costs associated with the final disposition or closure of these operations and investments, and accordingly a total of $13.3 million of reserves were reversed as a reduction of restructuring charges in the fourth quarter of 1998. The change in estimate of $13.3 million was comprised primarily of a $7.3 million reduction in the estimated liability established relative to the sale of the Pennsylvania subsidiary due to the receipt of sale proceeds in excess of anticipated proceeds, and a reduction in the premium deficiency reserve due to the earlier than anticipated exit from that state. In addition, a $1.3 million reduction in other asset valuation reserves, a $4.3 million reduction in premium deficiency reserves, and a $.4 million reduction of accounting and legal fee reserves were recorded relative to other noncore businesses. The remaining liability at December 31, 1998 represents premium deficiency reserves for operations in Illinois and Florida and full valuation allowances for the investments in the remaining two health centers and the telephone nurse triage service. The ending restructuring reserve at December 31, 1998 included premium deficiency reserves totaling approximately $3.5 million, approximately $9.2 million of asset valuation reserves and approximately $1.1 million related to other closing costs. The Company expects to complete the closure, disposal or restructure of these noncore businesses and investments during 1999.

    Write-down of property and equipment

    In connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2,000,000 square feet under lease to approximately 1,200,000 square feet. The Company attempts to dispose of property and equipment as it vacates the facilities. The original estimate for write-down of property and equipment recorded in the second quarter of 1998 included provisions for the estimated losses related to vacating certain facilities in connection with the Company's Turnaround Plan. The initial charge included an estimated provision for loss related to leasehold improvements ($12.5 million), office furniture ($11.8 million), computers and office equipment ($4.0 million) and software ($1.0 million). In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to their estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company expects to dispose of all of the property and equipment throughout 1999. Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan. A write-down of approximately $29.3 million, against approximately $37.1 million of net book value, was established for the estimated unrecoverable book value of furniture and equipment and leasehold improvements no longer in use or to be disposed of as a result of these steps. The Company expects to complete the disposition or sale of these assets by the end of the fourth quarter of 1999. Depreciation on these assets was suspended as of June 30, 1998. The effect of this write-down was to reduce depreciation expense by approximately $6.3 million for the second half of 1998.

    Severance and related costs

    The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, fifteen members of senior management were replaced and certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $20.8 million in the first quarter of 1998 and an additional $4.0 million in the second quarter of 1998 for the former executives and managers. The noncash charges of approximately $11.2 million are attributable to the accelerated vesting of stock options of one former executive. The December 31, 1998 balance represents contracted amounts payable through the first half of 2001. The costs associated with the reduction in workforce of over 1,000 employees were charged as incurred to marketing, general and administrative expense during 1998. Severance arrangements with these former employees did not carryover to future fiscal periods. As of December 31, 1998 the entire reserve related to individuals who were no longer employed with the Company.

    Costs of consolidating operations

    In connection with the consolidating of operations to reduce its occupied square footage, restructuring charges totaling approximately $13.7 million were recorded in the first half of 1998 for estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space. The Company will vacate its leased space located in Philadelphia, Pennsylvania; Edison, New Jersey; Chicago, Illinois; Sarasota, Florida; and one of two facilities in Milford, CT. In addition, the amount of leased space located in Norwalk, Connecticut; New York, New York and White Plains, New York will be significantly reduced. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter as a change in estimate as the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicates that costs will exceed previous estimates. The remaining restructuring reserve of $17.7 million is comprised of the following estimated costs associated with the disposition of excess space:


               Gross future minimum rentals       $ 26.1 million
               Sublease income                    $(14.0) million
               Lease termination penalties        $  2.5 million
               Build-out costs                    $  1.5 million
               Brokers commissions                $  1.4 million
               Professional fees and other        $  0.2 million



    Oxford has estimated future savings as a result of operations consolidation of approximately $90 million, including $29 million in depreciation.

    The Company's relevant lease obligations extend to July 2005, but the Company expects that a significant portion of these expenses will be incurred prior to January 1, 2000.

(14)   WRITE-DOWNS OF STRATEGIC INVESTMENTS

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

    During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote its remaining investment in FPAM down to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write-down of $38.3 million, or $.49 per share, has been recognized as write-downs of strategic investments in the accompanying financial statements.

    The 1997 charges, resulted from a reduction in the level of future investment in expansion markets and, accordingly, the Company wrote down its investments in two subsidiaries (see note 11) and one affiliate (see note 12). These write-downs have been shown as write-downs of strategic investments in the accompanying financial statements and are summarized as follows:

(In thousands)
--------------------------------------------------------------------------------
Compass PPA, Incorporated                                                $23,427
Riscorp Health Plans, Inc.                                                 3,894
St. Augustine Health Care, Inc.                                           14,297
--------------------------------------------------------------------------------
    Total                                                                $41,618
================================================================================


(15)   DEFINED CONTRIBUTION PLAN

    The Company has a qualified defined contribution plan (the "Savings Plan") that covers all employees with six months of service and at least a part-time employment status as defined. The Savings Plan also provides that the Company make matching contributions, up to certain limits, of the salary contributions made by the participants. The Company's contributions to the Savings Plan were approximately $2.8 million in 1998, $3.2 million in 1997 and $1.8 million in 1996.

(16)   REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

    Certain restricted investments at December 31, 1998 and 1997 are held on deposit with various financial institutions to comply with federal and state regulatory capital requirements. As of December 31, 1998, approximately $44.8 million was so restricted and is shown as restricted investments in the accompanying balance sheet. With respect to Oxford NY, the minimum amount of surplus required is based on a formula established by the State of New York. These statutory surplus requirements amounted to approximately $130 million and $155.6 million at December 31, 1998 and 1997, respectively.

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

    The Company is subject to ongoing examinations with respect to financial condition and market conduct for its HMO and insurance subsidiaries. In connection with these financial examinations, the NYSID is requiring the Company to obtain written acknowledgements of certain advances made in prior years in respect to delayed claims, and the New Jersey Department of Banking and Insurance is requiring the Company to provide collateral for repayment of the advances by setting aside in trust at the parent company funds equal to the advances on the New Jersey subsidiary's statutory financial statements. If the Company is unable to receive written acknowledgements or fails to provide such collateral, there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes.

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

    The Company also is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. The Company believes any ultimate liability associated with these other legal actions would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

    The laws and regulations governing risk contractors are complex and subject to interpretation. The Health Care Financing Administration ("HCFA") monitors the Company's operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Company's current or future provider arrangements will not result in adverse actions by HCFA.

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


                                                                                          Quarter Ended
                                                            ------------------------------------------------------------------------
(In thousands, except membership and per share amounts)        Mar. 31             Jun. 30            Sep. 30             Dec. 31
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:
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



    Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general administrative expenses, and restructuring charges and write-downs of strategic investments and credits.

    Restructuring charges related to severance and operations consolidation costs increased operating expenses by $25.0 million in the first quarter of 1998.

    Results of operations for the second quarter of 1998 reflects restructuring charges of $98.5 million. These charges include a $55.7 million provision for loss on disposal of noncore businesses and unconsolidated affiliates; a $29.3 million write-down of property and equipment, primarily leasehold improvements; and a $13.5 million provision for operations consolidation and severance costs (see note 13). Results for the second quarter of 1998 also reflect a premium deficiency reserve of $51.0 million for losses on government contracts (see note
2) and write-downs of strategic investments of $38.3 million related to the write-down of the Company's investment in FPA Medical Management, Inc. (see note
14).

    The second quarter 1998 amount shown for operating expenses differs from that included in the Company's Form 10-Q for the period ended June 30, 1998 due to the reclassification to income tax expense of $6.0 million which was originally included in restructuring charges.

    Results of operations for the fourth quarter of 1998 includes a net restructuring credit of $9.8 million which represents a change in estimate of the restructuring charges incurred in the second quarter of 1998 (see note 13).

    Write-downs of strategic investments related to write-downs of subsidiaries and unconsolidated affiliates increased operating expenses by $41.6 million in the fourth quarter of 1997 (see note 14).

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

\

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (In thousands)


Current assets:                                                            1998              1997
                                                                        ---------         ---------
   Cash and cash equivalents                                            $ 225,248         $   1,657
   Investments - available-for-sale                                         4,575            38,442
   Receivables, net                                                         4,309             3,844
   Refundable income taxes                                                     --           120,439
   Deferred income taxes                                                       --            38,092
   Other current assets                                                     5,000             5,409
---------------------------------------------------------------------------------------------------
     Total current assets                                                 239,132           207,883

Property and equipment, net                                               103,105           131,606
Investments in and advances to subsidiaries, net                          301,657            51,089
Deferred income taxes                                                      40,681            86,406
Other assets                                                               13,496            21,853
---------------------------------------------------------------------------------------------------
     Total assets                                                       $ 698,071         $ 498,837
===================================================================================================


Current liabilities:
   Accounts payable, accrued expenses and medical claims payable        $ 195,568         $ 140,562
   Current portion of capital lease obligations                            15,938                --
   Deferred income taxes                                                        4             9,059
---------------------------------------------------------------------------------------------------
     Total current liabilities                                            211,510           149,621
---------------------------------------------------------------------------------------------------

Long-term debt                                                            350,000                --
Obligations under capital leases                                           18,850                --
Redeemable preferred stock                                                298,816                --

Shareholders' equity (deficit):
   Common stock                                                               805               795
   Additional paid-in capital                                             506,243           437,653
   Retained earnings (deficit)                                           (692,290)          (95,498)
   Accumulated other comprehensive earnings                                 4,137             6,266
---------------------------------------------------------------------------------------------------
     Total shareholders' equity (deficit)                                (181,105)          349,216
---------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity (deficit)               $ 698,071         $ 498,837
===================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                                                         1998              1997              1996
                                                       ---------         ---------         ---------
Revenues-management fees and investment and
   other income, net                                   $ 696,119         $ 697,426         $ 494,500
----------------------------------------------------------------------------------------------------

Expenses:
   Health care services                                   34,627                --
   Marketing, general and administrative                 713,021           702,136           474,215
   Interest and other financing charges                   43,038                --                --
   Restructuring charges                                 113,657                --                --
   Write-downs of strategic investments                       --            41,618                --
----------------------------------------------------------------------------------------------------
     Total expenses                                      904,343           743,754           474,215
----------------------------------------------------------------------------------------------------

Operating earnings (loss)                               (208,224)          (46,328)           20,285

Equity in net earnings (losses) of subsidiaries         (401,160)         (265,439)           91,214
Equity in net loss of affiliate                               --            (1,140)           (4,600)
Gain on sale of affiliate                                     --            25,168                --
----------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                     (609,384)         (287,739)          106,899
Income tax expense (benefit)                             (12,592)            3,549             7,276
----------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $(596,792)        $(291,288)        $  99,623
====================================================================================================

   During 1998, the Registrant received a cash dividend from one consolidated subsidiary aggregating $9.6 million.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                      1998              1997              1996
                                                                    ---------         ---------         ---------
Net cash provided (used) by operating activities                    $  88,212         $ (92,956)        $  99,321
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                               (34,895)          (89,846)          (45,820)
   Sale or maturity of available-for-sale securities                       --           275,872            78,923
   Purchase of available-for-sale investments                          (4,563)         (143,873)         (127,442)
   Acquisitions and other investments                                  (1,312)          (33,876)          (10,295)
   Other, net                                                          20,675            (2,437)           (3,078)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                 (20,095)            5,840          (107,712)
-----------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
   Proceeds from issuance of common stock                              10,000                --           220,539
   Proceeds from exercise of stock options                              2,655            21,264            21,215
   Proceeds of preferred stock and warrants, net of issuance
      expenses                                                        338,148                --                --
   Proceeds of notes and loans payable                                550,000                --                --
   Redemption of notes and loans payable                             (200,000)               --                --
   Debt issuance expenses                                             (11,793)               --                --
   Investments in and advances to subsidiaries, net                  (528,073)           65,953          (233,423)
   Payments under capital lease obligations                            (5,463)               --                --
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                        155,474            87,217             8,331
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  223,591               101               (60)
Cash and cash equivalents at beginning of year                          1,657             1,556             1,616
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 225,248         $   1,657         $   1,556
=================================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                Column A                      Column B                    Column C             Column D         Column E
----------------------------------------------------------------------------------------------------------------------------
                                                                         Additions
                                                               ----------------------------
                                             Balance at         Charged to       Charged to                      Balance at
                                             Beginning of        Cost and          Other                          End of
              Description                      Period            Expenses         Accounts     Deductions         Period
----------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998:
   Estimated uncollectible amount of
     notes and accounts receivable            $   6,514          $  35,209        $      --     $   3,964          $  37,759
                                              =========          =========        =========     =========          =========

   Estimated uncollectible amount of
     claims advances                          $  10,000          $  25,000        $      --     $      --          $  35,000
                                              =========          =========        =========     =========          =========

Year Ended December 31, 1997:
   Estimated uncollectible amount of
     notes and accounts receivable            $   5,117          $  15,000        $      --     $  13,603          $   6,514
                                              =========          =========        =========     =========          =========

   Estimated uncollectible amount of
     claims advances                          $      --          $  10,000        $      --     $      --          $  10,000
                                              =========          =========        =========     =========          =========

Year Ended December 31, 1996:
   Estimated uncollectible amount of
     notes and accounts receivable            $   3,029          $   4,505        $      --     $   2,417          $   5,117
                                              =========          =========        =========     =========          =========

                                  EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
     2      --    Agreement of Plan and Merger, dated as of March 30, 1995, by and among Oxford Health Plans, Inc., OHP Acquisition
                  Corporation and OakTree Health Plan, Inc., incorporated by reference to the Registrant's Registration Statement on Form
                  S-3 (File No. 33-92006)

     3(a)   --    Second Amended and Restated Certificate of Incorporation, as
                  amended, of the Registrant, previously filed with and
                  incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999
                  (File No. 0-19442)

     3(b)   --    Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No.
                  0-19442)

     4      --    Form of Stock Certificate, incorporated by reference to
                  Exhibit 4 of the Registrant's Registration Statement on Form
                  S-1 (File No. 33-40539)

     10(a)  --    Employment Agreement, dated August 14, 1996, between the
                  Registrant and Stephen F. Wiggins, incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-Q for the
                  quarterly period ended September 30, 1996 (File No. 0-19442)

     10(b)  --    Employment Agreement, dated August 14, 1996, between the
                  Registrant and William M. Sullivan, incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q for the
                  quarterly period ended September 30, 1996 (File No. 0-19442)

     10(c)  --    Employment Agreement, dated August 14, 1996, between the
                  Registrant and Jeffery H. Boyd, incorporated by reference to
                  Exhibit 10(c) of the Registrant's Form10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

     10(d)  --    Employment Agreement, dated August 14, 1996, between the
                  Registrant and Robert M. Smoler, incorporated by reference to
                  Exhibit 10(e) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

     10(e)  --    Employment Agreement, dated August 14, 1996, between the
                  Registrant and David B. Snow, Jr., incorporated by reference to Exhibit 10(f) of the Registrant's Form 10-Q for the
                  quarterly period ended September 30, 1996 (File No. 0-19442)

     10(f)  --    Employment Agreement, dated August 14, 1996 between the
                  Registrant and Andrew B. Cassidy, incorporated by reference to
                  Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

     10(g)  --    1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(h) of the Registrant's Annual Report on Form
                  10-K for the year ended December 31, 1995 (File No. 0-19442)

     10(h)  --    Letter Agreement, dated April 13, 1990, between the Registrant and Lincoln National Administrative Services Corporation,
                  incorporated by reference to Exhibit 10(p) of the Registrant's
                  Registration Statement on Form S-1 (File No. 33-40539)

     10(i)  --    Incentive Compensation Plan, adopted June 7, 1991,
                  incorporated by reference to Exhibit 10(n) of the Registrant's
                  Registration Statement on Form S-1 (File No. 33-40539)

     10(j)  --    Oxford Health Plans, Inc. 401(k) Plan, as amended,
                  incorporated by reference to Exhibit 10(k) of the Registrant's
                  Annual Report on Form 10-K for the year ended December 31,
                  1995 (File No. 0-19442)

     10(k)  --    Non-Employee Directors Stock Option Plan, as amended,
                  incorporated by reference to Exhibit 10(l)(ii) of the
                  Registrant's Annual Report on Form 10-K for the year ended
                  December 31, 1994 (File No. 0-19442)

     10(l)  --    Letter Agreement, dated April 18, 1990, between the Registrant and Phoenix Mutual Life Insurance Company, incorporated by reference to Exhibit 10(q) of the Registrant's Registration
                  Statement on Form S-1 (File No. 33-40539)

     10(m)  --    Securities Purchase Agreement among Health Partners, Inc.,
                  Foxfield Ventures, Inc., the Registrant and certain management investors, dated May 18, 1994, incorporated by reference to
                  Exhibit 10 of the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 0-19442)

     10(n)  --    Agreement and Plan of Merger by and among FPA Medical
                  Management, Inc., FPA Acquisition Corp. and Health Partners,
                  Inc. dated as of July 1, 1997, incorporated by reference to
                  Exhibit 10(n) of the Registrant's Annual Report on Form 10-K/A
                  for the period ended December 31, 1997 (File No. 0-19442)

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
     10(o)  --    Bridge Securities Purchase Agreement, dated as of February 6,
                  1998, between the Registrant and Oxford Funding, Inc.,
                  incorporated by reference to Exhibit 10(o) of the Registrant's
                  Annual Report on Form 10-K/A for the period ended December 31,
                  1997 (File No. 0-19442)

     10(p)  --    Security Agreement, dated as of February 6, 1998, between the
                  Registrant and Oxford Funding, Inc., incorporated by reference to Exhibit 10(p) of the Registrant's Annual Report on Form
                  10-K/A for the period ended December 31, 1997 (File No.
                  0-19442)

     10(q)  --    Amendment No. 1, dated as of March 30, 1998, to the Bridge
                  Securities Purchase Agreement, dated as of February 6, 1998, between the Registrant and Oxford Funding, Inc., incorporated by reference to Exhibit 10(q) of the Registrant's Annual
                  Report on Form 10-K/A for the period ended December 31, 1997
                  (File No. 0-19442)

     10(r)  --    Investment Agreement, dated as of February 23, 1998, between
                  TPG Oxford LLC and the Registrant., incorporated by reference to Exhibit 10(r) of the Registrant's Annual Report on Form
                  10-K/A for the period ended December 31, 1997 (File No.
                  0-19442)

     10(s)  --    Registration Rights Agreement, dated as of February 23, 1998, between TPG Oxford LLC and the Registrant, incorporated by reference to Exhibit 10(s) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File
                  No. 0-19442)

     10(t)  --    Employment Agreement, dated as of February 23, 1998, between the Registrant and Dr. Norman C. Payson, incorporated by
                  reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File
                  No. 0-19442)

     10(u)  --    Oxford Health Plans, Inc. Stock Option Agreement, dated
                  February 23, 1998, by and between Dr. Norman C. Payson and the
                  Registrant, incorporated by reference to Exhibit 10(u) of the
                  Registrant's Annual Report on Form 10-K/A for the period ended
                  December 31, 1997 (File No. 0-19442)

     10(v)  --    Amendment Number 1 to Employment Agreement, dated as of
                  December 9, 1998, by and between the Registrant and Norman C.
                  Payson, M.D., previously filed with and incorporated by
                  reference to the Registrant's Form 10-K for the year ended
                  December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(w)  --    Amendment, dated as of February 23, 1998, to Employment
                  Agreement between the Registrant and William M. Sullivan,
                  incorporated by reference to Exhibit 10(v) of the Registrant's
                  Annual Report on Form 10-K/A for the period ended December 31,
                  1997 (File No. 0-19442)

     10(x)  --    Amendment, dated as of February 23, 1998, to Employment
                  Agreement between the Registrant and Jeffery H. Boyd,
                  incorporated by reference to Exhibit 10(w) of the Registrant's
                  Annual Report on Form 10-K/A for the period ended December 31,
                  1997 (File No. 0-19442)

     10(y)  --    Employment Agreement, dated as of February 16, 1998, between the Registrant and Kevin F. Hickey, incorporated by reference to Exhibit 10(x) of the Registrant's Annual Report on Form
                  10-K/A for the period ended December 31, 1997 (File No.
                  0-19442)

     10(z)  --    Retirement, Consulting and Non-Competition Agreement, dated as of February 23, 1998, between the Registrant and Stephen F.
                  Wiggins, incorporated by reference to Exhibit 10(y) of the
                  Registrant's Annual Report on Form 10-K/A for the period ended
                  December 31, 1997 (File No. 0-19442)

     10(aa) --    Employment Agreement, dated as of March 30, 1998, by and
                  between the Registrant and Marvin P. Rich, incorporated by reference to Exhibit 10(z) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File
                  No. 0-19442)

     10(bb) --    Purchase Agreement, dated May 7, 1998, between Registrant and
                  Donaldson, Lufkin & Jenrette Securities Corporation,
                  incorporated by reference to Exhibit 10(a) of the Registrant's
                  Form 10-Q for the quarterly period ended March 31, 1998 (File
                  No. 0-19442)

     10(cc) --    Registration Rights Agreement, dated May 13, 1998, between
                  Registrant and Donaldson, Lufkin & Jenrette Securities
                  Corporation, incorporated by reference to Exhibit 10(b) of the
                  Registrant's Form 10-Q for the quarterly period ended March
                  31, 1998 (File No. 0-19442)

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
     10(dd) --    Indenture of Registrant, dated May 13, 1998, between
                  Registrant and the Chase Manhattan Bank, as Trustee, including for of 11% Senior Notes, incorporated by reference to Exhibit
                  10(c) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(ee) --    Term Loan Agreement, dated May 13, 1998, among Registrant,
                  Lenders listed therein, DLJ Capital Funding, Inc. and IBJ
                  Schroder Bank & Trust Company, including exhibits,
                  incorporated by reference to Exhibit 10(d) of the Registrant's
                  Form 10-Q for the quarterly period ended March 31, 1998 (File
                  No. 0-19442)

     10(ff) --    Amendment, dated June 26, 1998, to Employment Agreement
                  between the Registrant and William M. Sullivan, incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No.
                  0-19442)

     10(gg) --    Amendment, dated June 23, 1998, to Employment Agreement
                  between the Registrant and Jeffery H. Boyd, incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(hh) --    Employment Agreement, dated as of June 9, 1998, between the
                  Registrant and Yon Y. Jorden, incorporated by reference to
                  Exhibit 10(c) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(ii) --    Employment Agreement, dated as of April 1, 1998, between the
                  Registrant and Alan Muney, M.D., M.H.A., incorporated by
                  reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(jj) --    Letter Agreement, dated September 28, 1998, between the
                  Registrant and Fred F. Nazem, incorporated by reference to
                  Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     10(kk) --    Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to
                  Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     10(ll) --    Amendment Number 1 to Investment Agreement, dated as of May
                  13, 1998 between TPG Oxford LLC and the Registrant, previously filed with and incorporated by reference to the Registrant's
                  Form 10-K for the year ended December 31, 1998, filed on March
                  19, 1999 (File No. 0-19442)

     10(mm) --    Amendment Number 2 to Investment Agreement, dated as of August
                  27, 1998, by and between TPG Partners II, L.P. and the
                  Registrant, previously filed with and incorporated by
                  reference to the Registrant's Form 10-K for the year ended
                  December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(nn) --    Amendment Number 3 to Investment Agreement, dated as of
                  November 19, 1998, by and between TPG Partners II, L.P. and the Registrant, previously filed with and incorporated by
                  reference to the Registrant's Form 10-K for the year ended
                  December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(oo) --    Oxford Health Plans, Inc. 1996 Management Incentive
                  Compensation Plan, previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended
                  December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(pp) --    Amendment, dated December 10, 1998, to Employment Agreement between the Registrant and Jeffery H. Boyd, previously filed with and incorporated by reference to the Registrant's Form
                  10-K for the year ended December 31, 1998, filed on March 19,
                  1999 (File No. 0-19442)

     10(qq) --    Amendment, dated December 9, 1998, to Employment Agreement between the Registrant and Norman C. Payson, M.D. , previously filed with and incorporated by reference to the Registrant's
                  Form 10-K for the year ended December 31, 1998, filed on March
                  19, 1999 (File No. 0-19442)

     10(rr) --    Share Exchange Agreement, dated as February 13, 1999 by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG
                  Parallel II, L.P., Chase Equity Associates, L.P., Oxford
                  Acquisition Corp. and the DLJ Entities listed therein,
                  previously filed with and incorporated by reference to the
                  Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     16     --    Letter from KPMG Peat Marwick LLP regarding change in
                  certifying accountant of Registrant, incorporated by reference to Exhibit 16 of the Registrant's Form 8-K dated June 2, 1998
                  (File No. 0-19442)

EXHIBIT NO.                     DESCRIPTION OF DOCUMENT
-----------                     -----------------------
     21     --    Subsidiaries of the Registrant, previously filed with and
                  incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999
                  (File No. 0-19442)

     23(a)  --    Consent of Ernst & Young LLP*

     23(b)  --    Consent of KPMG LLP*

--------------
     *   Filed herewith.