Form 10-Q/A
period 1999-03-31
OXFORD HEALTH PLANS INC
filed 1999-08-26
CIK 865084

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 2

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from               to
                              ---------------  ---------------------------------
Commission File Number:                         0-19442
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

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----
    ITEM 1      Financial Statements.................................................................     3

                Consolidated Balance Sheets at March 31, 1999 and
                    December 31, 1998 ...............................................................     3

                Consolidated Statements of Operations for the Three Months Ended
                   March 31, 1999 and 1998...........................................................     4

                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1999 and 1998 ....................................................     5

                Notes to Consolidated Financial Statements .........  ...............................     6

                Independent Auditor's Report ........................................................     9

    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ........................................................    10

    ITEM 3      Quantitative and Qualitative Disclosures About Market Risk...........................    23



PART II - OTHER INFORMATION

    ITEM 1      Legal Proceedings ...................................................................    24

    ITEM 2      Changes in Securities and Use of Proceeds............................................    33

    ITEM 5      Other Information....................................................................    33

    ITEM 6      Exhibits and Reports on Form 8-K.....................................................    35

SIGNATURES

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

  ASSETS
                                                                       Mar. 31,         Dec. 31,
Current assets:                                                          1999             1998
---------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                        $   207,801      $     237,717
    Investments - available-for-sale, at market
    value                                                                813,261            922,990
    Premiums receivable, net                                             133,636            110,254
    Other receivables                                                     42,503             36,540
    Prepaid expenses and other current assets                              9,913              9,746
    Deferred income taxes                                                 40,073             43,385

---------------------------------------------------------------------------------------------------
        Total current assets                                           1,247,187          1,360,632

Property and equipment, net of accumulated depreciation
and amortization of $171,725 in 1999 and $160,431 in 1998                 97,154            112,941
Deferred income taxes                                                     87,144             94,182
Restricted investments - held-to-maturity, at amortized cost              43,376             44,798
Other noncurrent assets                                                   30,320             25,197
---------------------------------------------------------------------------------------------------
        Total assets                                                 $ 1,505,181      $   1,637,750
===================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Medical costs payable                                            $   794,410      $     850,197
    Trade accounts payable and accrued
    expenses                                                             162,911            176,833
    Unearned premiums                                                     38,388            105,993
    Current portion of capital lease
    obligations                                                           11,785             15,938
    Deferred income taxes                                                     --              2,228
---------------------------------------------------------------------------------------------------
        Total current liabilities                                      1,007,494          1,151,189

Long-term debt                                                           350,000            350,000
Obligations under capital leases                                          15,576             18,850
Redeemable preferred stock                                               309,898            298,816

Shareholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 2,000,000 shares              --                 --
    Common stock, $.01 par value, authorized 400,000,000
      shares; issued and outstanding 80,851,245 shares in 1999
      and 80,515,872 shares in 1998                                          808                805
    Additional paid-in capital                                           500,769            506,243
    Accumulated deficit                                                 (677,995)          (692,290)
    Other comprehensive earnings (loss)                                   (1,369)             4,137
---------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)         $ 1,505,181      $   1,637,750
===================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:                                                  1999             1998
-----------------------------------------------------------------------------------
             Premiums earned                           $ 1,026,586      $ 1,213,085
             Third-party administration, net                 3,610            5,002
             Investment and other income, net               30,109           11,536
-----------------------------------------------------------------------------------
                Total revenues                           1,060,305        1,229,623
-----------------------------------------------------------------------------------

Expenses:
             Health care services                          871,873        1,066,437
             Marketing, general and administrative         149,737          201,033
             Interest and other financing charges           14,050            6,849
             Restructuring charges                              --           25,000
-----------------------------------------------------------------------------------
                Total expenses                           1,035,660        1,299,319
-----------------------------------------------------------------------------------

Operating earnings (loss) before income taxes               24,645          (69,696)
Income tax expense (benefit)                                10,350          (24,394)
-----------------------------------------------------------------------------------
Net earnings (loss)                                         14,295          (45,302)
Less preferred dividends and amortization                  (11,082)              --
-----------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares      $     3,213      $   (45,302)
===================================================================================

Earnings (loss) per common share:
             Basic                                     $       .04      $      (.57)
             Diluted                                   $       .04      $      (.57)

Weighted-average common shares outstanding-basic            80,785           79,488
Effect of dilutive securities:
             Stock options                                   4,117               --
             Warrants                                           83               --
-----------------------------------------------------------------------------------
Weighted-average common shares outstanding-diluted          84,985           79,488
===================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

Cash flows from operating activities:                                                      1999           1998
-----------------------------------------------------------------------------------------------------------------
             Net earnings (loss)                                                        $  14,295      $ (45,302)
             Adjustments to reconcile net earnings (loss) to net cash
                used by operating activities:
                  Depreciation and amortization                                            14,344         16,059
                  Noncash restructuring charges                                                --         11,200
                  Deferred income taxes                                                    10,350        (24,394)
                  Provision for doubtful accounts                                              --          3,000
                  Realized gain on sale of investments                                        542         (1,372)
                  Other, net                                                                  791             --
                  Changes in assets and liabilities, net of effect of acquisitions:            --             --
                    Premiums receivable                                                   (23,382)       (16,903)
                    Other receivables                                                      (5,963)        (8,066)
                    Prepaid expenses and other current assets                                (167)       (10,752)
                    Medical costs payable                                                 (55,787)       (23,764)
                    Trade accounts payable and accrued expenses                           (10,568)        12,910
                    Income taxes
                    payable/refundable                                                         --         48,836
                    Unearned premiums                                                     (67,605)       (77,706)
                    Other, net                                                             (4,505)         1,677
-----------------------------------------------------------------------------------------------------------------
                       Net cash used by operating activities                             (127,655)      (114,577)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
             Capital expenditures                                                          (1,081)       (29,657)
             Purchases of available-for-sale investments                                 (259,355)      (154,891)
             Sales and maturities of available-for-sale investments                       360,389        151,110
             Other, net                                                                       393          4,597
-----------------------------------------------------------------------------------------------------------------
                       Net cash provided (used) by investing activities                   100,346        (28,841)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
             Proceeds from exercise of stock options                                        4,820            330
             Proceeds of notes and loans payable                                               --        200,000
             Payments under capital leases                                                 (7,427)            --
-----------------------------------------------------------------------------------------------------------------
                       Net cash provided (used) by financing activities                    (2,607)       200,330
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      (29,916)        56,912
Cash and cash equivalents at beginning of year                                            237,717          4,141
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                $ 207,801      $  61,053
=================================================================================================================

Supplemental cash flow information:
             Cash payments (refunds) for income taxes, net                              $     (84)     $ (48,016)
             Cash payments for interest expense                                             8,795          3,881
Supplemental schedule of noncash investing and financing activities:
                Unrealized appreciation (depreciation) of
                  short-term investments                                                   (7,734)        (5,043)
                Capital lease obligations incurred                                             --         20,309
                Preferred stock dividends and amortization                                 11,082             --

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

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for each of the years in the three-year period ended December 31, 1998, included in the Company's Form 10-K/A filed with the SEC for the fiscal year ended December 31, 1998, as amended .

(2)      RESTRUCTURING CHARGES

     During the first half of 1998, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to restore the Company's profitability. The table below presents the activity in the first quarter of 1999 related to the restructuring charge reserves established in the first and second quarters of 1998 as part of the Turnaround Plan. As of March 31, 1999, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first quarter of 1999 is consistent with the Company's estimates prepared at December 31, 1998. The Company believes that the reserves as of March 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

(In thousands)                                 Beginning                                    Ending
                                             Restructuring     Cash         Noncash      Restructuring
                                               Reserves      Activity       Activity       Reserves
------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses      $ 13,805      $ (2,039)       $ (525)        $ 11,241
Severance and related costs                       9,354        (1,106)            -            8,248
Costs of consolidating operations                17,685        (2,956)            -           14,729
                                            ==========================================================
                                               $ 40,844      $ (6,101)       $ (525)        $ 34,218
                                            ==========================================================

     Cash expenses charged against the reserve for loss on noncore businesses amounted to $2.0 million during the first quarter of 1999. These charges include payments of $1.9 million related to premium deficiencies and $.1 million related to professional fees and other incremental exit costs. Noncash charges against the reserve of $.5 million relate to the specific write-off of assets of the HMO and insurance businesses in the noncore markets, net of proceeds received.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.1 million to former executives of the Company.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $3.0 million, net of sublease income, related to vacated office space.

     Results of operations for the three months ended March 31, 1998 included a nonrecurring charge of $25.0 million for severance costs and other expenses associated with the restructuring of certain of the Company's management and administrative functions. The charge increased the Company's net loss for the first quarter of 1998 by approximately $16.3 million, or 20 cents per share.

(3)      REDEEMABLE PREFERRED STOCK

     On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Texas Pacific Group, its affiliates and others to make an adjustment of the dividends payable on shares of Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Preferred Stock (the "Series B Preferred Stock") in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus 0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The terms of the shares of the Series E Preferred Stock are identical to the terms of the shares of the Series B Preferred Stock, except that the Series E Preferred Stock accumulates cash dividends at a rate of 14% per annum, payable quarterly, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at a rate of 14.589214% per annum, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. In addition, prior to May 13, 2001, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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


                                               ERNST & YOUNG LLP






Stamford, Connecticut
May 5, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                 As of March 31             Increase (Decrease)
                                            ------------------------      ----------------------
Membership:                                    1999          1998          Amount           %
                                            ---------      ---------      ---------      -------
   Freedom Plan                             1,286,600      1,400,200      (113,600)       (8.1%)
   HMO                                        245,700        280,900       (35,200)      (12.5%)
-----------------------------------------------------------------------------------
      Total commercial membership           1,532,300      1,681,100      (148,800)       (8.9%)
-----------------------------------------------------------------------------------
   Medicare                                   105,900        162,600       (56,700)      (34.9%)
   Medicaid                                        --        183,500      (183,500)     (100.0%)
-----------------------------------------------------------------------------------
      Total government programs membership    105,900        346,100      (240,200)      (69.4%)
-----------------------------------------------------------------------------------

      Total fully insured membership        1,638,200      2,027,200      (389,000)      (19.2%)

   Self-funded membership                      52,800         68,500       (15,700)      (22.9%)
-----------------------------------------------------------------------------------
      Total membership                      1,691,000      2,095,700      (404,700)      (19.3%)
================================================================================================

         The following table provides certain statement of operations data expressed as a percentage of total revenues for the three months ended March 31, 1999 and 1998:

                                                               Three Months
                                                              Ended March 31
                                                        --------------------------
Revenues:                                                  1999            1998
                                                        ---------       ----------
              Premiums earned                                96.8%           98.7%
              Third-party administration, net                  .3%             .4%
              Investment and other income, net                2.9%             .9%
----------------------------------------------------------------------------------
                 Total revenues                             100.0%          100.0%
----------------------------------------------------------------------------------

Expenses:
              Health care services                           82.2%           86.8%
              Marketing, general and administrative          14.1%           16.3%
              Interest and other financing charges            1.3%             .6%
              Restructuring charges                            --             2.0%
----------------------------------------------------------------------------------
                 Total expenses                              97.6%          105.7%
----------------------------------------------------------------------------------

Earnings (loss) before income taxes                           2.4%           (5.7%)
Income tax expense (benefit)                                  1.0%           (2.0%)
----------------------------------------------------------------------------------
Net earnings (loss)                                           1.4%           (3.7%)
Less preferred dividends and amortization                    (1.0%)            --
-----------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares              .4%           (3.7%)
===================================================================================
Medical loss ratio                                           84.9%           87.9%
Administrative loss ratio                                    14.5%           16.5%
PMPM premium revenue                                    $  204.77       $  199.83
PMPM medical expense                                    $  173.91       $  175.67
Fully insured member months (000)                         5,013.3         6,070.6

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

     The table below presents the activity in the first quarter of 1999 related to the restructuring charge reserves established in the first and second quarters of 1998 as part of the Turnaround Plan. This activity is consistent with the Company's estimates prepared at December 31, 1998. As of March 31, 1999, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first quarter of 1999 is consistent with the Company's estimates prepared at December 31, 1998. The Company believes that the reserves as of March 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

(In thousands)                                  Beginning                                  Ending
                                              Restructuring      Cash         Noncash    Restructuring
                                                Reserves       Activity      Activity     Reserves
------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses       $ 13,805       $ (2,039)      $ (525)      $ 11,241
Severance and related costs                        9,354         (1,106)          --          8,248
Costs of consolidating operations                 17,685         (2,956)          --         14,729
                                              ========================================================
                                                $ 40,844       $ (6,101)      $ (525)      $ 34,218
                                              ========================================================

     Cash expenses charged against the reserve for loss on noncore businesses amounted to $2.0 million during the first quarter of 1999. These charges include payments of $1.9 million related to premium deficiencies and $.1 million related to professional fees and other incremental exit costs. Noncash charges against the reserve of $.5 million relate to the specific write-off of assets of the HMO and insurance businesses in the noncore markets, net of proceeds received.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.1 million to former executives of the Company.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $3.0 million, net of sublease income, related to vacated office space.

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

     Membership in the Company's fully insured commercial health care programs as of March 31, 1999 decreased by approximately 149,000 members (9%) from the level of such membership as of March 31, 1998 and by 46,500 members (3%) since year-end 1998. The decline since year end 1998 is due to reductions in members in noncore states and in the Company's core commercial markets. Membership in government programs decreased by approximately 240,000 members (69%) compared with March 31, 1998, reflecting the exit of the Company from the Medicaid market in total and from the withdrawal or restructuring of the Medicare business in several markets.

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

     Premiums earned from Medicare programs decreased 28% to $187.0 million in the first quarter of 1999 from $260.9 million in the first quarter of 1998. The revenue decline was caused by membership declines as member months of Medicare programs decreased 33% when compared with the prior year first quarter, partially offset by increases in average premium yields of Medicare programs of 7.3% over the level of the prior year first quarter. This yield increase exceeded the average rate increase granted by the Health Care Financing Administration ("HCFA") as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs decreased 87% to $10.2 million in the first quarter of 1999 compared with $79.6 million in the first quarter on 1998, reflecting the Company's total withdrawal from the Medicaid market during 1998 and 1999.

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

     The Company had an income tax expense of $10.3 million for the first quarter of 1999 reflecting an effective tax rate of 42%. The Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, the Company does not currently believe it is more likely than not that all of its deferred tax assets will be fully realizable, and the Company continues to carry a valuation allowance of $282.6 million in order to reflect deferred tax assets related to net operating loss carryforwards and other net tax deductible temporary differences at their currently estimated realizable value. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $300 million.

     The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 84.9% for the first quarter of 1999 compared with 87.9% for the first quarter of 1998. The improvement in the first quarter of 1999 reflects a 2.5% increase in average overall premium yield and a 1.0% decrease in per member per month medical costs when compared to the prior year first quarter. The reduction in medical costs is primarily the result of a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of March 31, 1999. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used by operations during the first quarter of 1999 aggregated $127.7 million, compared with $114.6 million for the first quarter of 1998. The $13.1 million decline in cash flow occurred despite a $59.6 million improvement in net earnings, primarily because the prior year quarter was favorably affected by a tax refund of approximately $49 million and cash flow for the first quarter of 1999 was negatively affected by the runoff of claims reserves relating to discontinued or restructured businesses of $59 million. The Company expects cash flow from operations will continue to be adversely affected by runoff of reserves for restructured or discontinued business and efforts to reduce existing claims backlogs. Cash flows from operations for the first quarters of 1999 and 1998 included only two months of Medicare premiums because the January 1999 and January 1998 premiums of $68.4 million and $85.9 million, respectively, were each received in the preceding December.

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

     In the case of the Medicare risk arrangements, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to third parties. The Company has entered into two risk transfer arrangements pursuant to which it has transferred a substantial portion of the medical cost risk associated with the provision of medical services to certain of the Company's Medicare members to a network management company in one case an integrated health care system in the other.

An agreement with North Shore-Long Island Jewish Health Systems covers approximately 31,400 members in certain New York counties as of March 31, 1999. An agreement with Heritage New Jersey Medical Group ("Heritage") covers all of the Company's approximately 13,500 members in New Jersey as of March 31, 1999. Under these risk transfer agreements, the providers assume a substantial portion of the risk of providing health care services for this membership in return for payment by the Company of a fixed per member per month payment. In the event the providers fail to fulfill their obligations under the risk transfer agreements, the Company remains liable to provide contracted benefits to it members.

     The NJDBI has advised the Company that the risk-sharing aspects of the agreement with Heritage should be suspended pending NJDBI's review of the need for additional regulation of risk-sharing arrangements. The Company intends to work with NJDBI and Heritage to arrive at appropriate interim and long-term arrangements, but there can be no assurance that such arrangements will be reached or that the risk-sharing agreement will ultimately be approved. A failure to gain approval of satisfactory arrangements would likely increase the Company's health care costs for this business and could eventually lead to reductions in New Jersey Medicare membership.

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

     On February 13, 1999, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Texas Pacific Group, its affiliates and others to make an adjustment of the dividends payable on shares of Series A Cumulative Preferred Stock (the "Series A Preferred Stock") and Series B Cumulative Preferred Stock (the "Series B Preferred Stock") in connection with the possible sale of shares of Preferred Stock by the holders thereof to institutional holders. Pursuant to the Exchange Agreement, the 245,000 shares of Series A Preferred Stock were exchanged for 260,146.909 shares of a new Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), and the 105,000 shares of Series B Preferred Stock were exchanged for 111,820.831 shares of a new Series E Cumulative Preferred Stock (the "Series E Preferred Stock"). In the exchange, (1) a holder received in exchange for each share of Series A Preferred Stock, one share of Series D Preferred Stock, plus 0.061824118367 share of Series D Preferred Stock representing dividends on the Series A Preferred Stock accrued and unpaid through February 13, 1999, and (2) a holder received in exchange for each share of Series B Preferred Stock, one share of Series E Preferred Stock, plus 0.064960295238 share of Series E Preferred Stock representing dividends on the Series B Preferred Stock accrued and unpaid through February 13, 1999. As a result of the exchange, the holders hold only Series D Preferred Stock and Series E Preferred Stock. On March 9, 1999, the Company filed Certificates of Elimination for the Series A Preferred Stock and the Series B Preferred Stock that have the effect of eliminating from the Certificate of Incorporation all matters set forth in the Certificates of Designations with respect to the Series A Preferred Stock and the Series B Preferred Stock. The terms of the shares of the Series D Preferred Stock are identical to the terms of the Series A Preferred Stock, except that the Series D Preferred Stock accumulates cash dividends at the rate of 5.12981% per annum, payable quarterly, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at a rate of 5.319521% per annum, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company.

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

MARKET RISK DISCLOSURES

     The Company's consolidated balance sheet as of March 31, 1999 includes a significant amount of assets whose fair value is subject to market risk. Since the substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of March 31, 1999 was not significant.

     In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of March 31, 1999 by approximately $21.3 million, while a 200 basis point increase in rates would decrease the value of such investments by approximately $41.9 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of March 31, 1999 by approximately $21.6 million, while a 200 basis point decrease in rates would increase the value of such investments by approximately $43.8 million. Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.

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

     A significant portion of the loss incurred by the Company in 1998 was associated with restructuring charges and write-downs of strategic investments (previously reported as unusual changes) relating to the Company's Turnaround Plan. These restructuring charges and write-downs of strategic investments are based on estimates of the anticipated costs to the Company of taking the actions contemplated by the Turnaround Plan, including disposition of certain businesses and assets. There can be no assurance that these estimates correctly reflect the ultimate costs that the Company will incur in implementing the Turnaround Plan.

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

    Collectibility of advances

     As part of its attempts to ameliorate delays in processing claims for payment in 1997, the Company advanced approximately $276 million to providers pending the Company's disposition of claims for payment. As of March 31, 1999, approximately $130.2 million, net of allowances, remained outstanding. See "Liquidity and Capital Resources" above. The NYSID is requiring the Company to obtain written acknowledgments of such advances from the recipients of the advances, and the New Jersey Department of Banking and Insurance has required the Company to provide collateral for repayment of the advances by setting aside $15 million in trust at the parent company. If the Company is unable to receive such written acknowledgments or fails to provide such collateral there can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may be required to make additional capital contributions to compensate for any such impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

    Concentration of business

     The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenue under its contracts with HCFA represented 21.9% of its premiums earned during the year 1998 and 19.2% of premiums earned during the first three months of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Disclosures."

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

     On December 18, 1998, Oxford, the individual defendants and, separately, KPMG LLP moved to dismiss the Amended Complaint. On May 25, 1999 and June 8, 1999, Judge Brieant issued decisions denying the motions to dismiss. On June 10, 1999, KPMG LLP moved for reconsideration of the decision denying its motion to dismiss. On July 9, 1999, Judge Brieant granted KPMG LLP's motion for reconsideration, and on reconsideration adhered to the prior disposition

     By order dated July 9, 1999, the Court approved a Case Management Plan submitted by counsel for both plaintiffs and defendants, which Plan provides, inter alia, that (1) discovery and briefing of class certification issues be completed by December 10, 1999, (2) the parties shall attempt to complete all merits discovery in the case by September 15, 2000, and (3) summary judgment motions shall be filed by August 17, 2001.

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

     The purported shareholder derivative actions commenced in Connecticut Superior Court are Reich v. Wiggins, et al., No. CV 97-485145 (filed on or about Dec. 12, 1997); Gorelkin v. Wiggins, et al., No. CV 98-0163665 S (filed on or about Dec. 24, 1997); and Kellmer v. Wiggins, et al., No. CV 98-0163664 S HAS (filed on or about Jan. 28, 1998).

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     See information contained in note 3 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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



                                                    OXFORD HEALTH PLANS, INC.
                                                    -------------------------
                                                          (REGISTRANT)


     August  26, 1999                                 /s/ Kurt B. Thompson
     ----------------                                 --------------------
         Date                                          KURT B. THOMPSON
                                                    PRINCIPAL ACCOUNTING OFFICER

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


   4(a) Certificate of Designations of Series D Cumulative Preferred Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)


   4(b) Certificate of Designations of Series E Cumulative Preferred Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

  10(a) Amendment, dated April 13, 1999, to Employee Agreement between Registrant and Norman C. Payson, M.D., previously filed with and incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1999, filed on May 10, 1999 (File No. 0-19442)

  10(b) Amendment, dated May 5, 1999, to Employee Agreement between Registrant and Jeffery H. Boyd., previously filed with and incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1999, filed on May 10, 1999 (File No. 0-19442)

  10(c) Oxford Health Plans, Inc. Special Salary Continuation Plan, previously filed with and incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1999, filed on May 10, 1999 (File No. 0-19442)

   10(d) Share Exchange Agreement, dated as of February 13, 1999 by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein, incorporated by reference to Exhibit 10(rr) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)