Form 10-K405/A
period 1998-12-31
OXFORD HEALTH PLANS INC
filed 1999-08-30
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 3

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A No. 3 or any amendment to this Form 10-K/A No. 3. [X]

As of March 1, 1999, there were 80,757,351 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,451,478,000.

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


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of August, 1999.

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


                                                     Common Stock                                                   Accumulated
                                                  ------------------      Additional    Retained                       Other
                                                   Number        Par        Paid-In     Earnings   Comprehensive    Comprehensive
                                                  of Shares     Value       Capital     (Deficit)  Earnings (Loss)  Earnings (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                          34,390    $     343    $ 116,639    $  96,167         --         $   6,884

Exercise of stock options                            2,965           30       21,200         --           --              --
Proceeds from public offering, net                   5,227           53      220,487         --           --              --
Tax benefit realized upon exercise of stock
     options                                          --           --         33,624         --           --              --
One-for-one stock dividend                          34,794          348         (348)        --           --              --
Net earnings                                          --           --           --         99,623    $  99,623            --
Appreciation in value of available-for-sale
securities, net of deferred income taxes              --           --           --           --          3,120           3,120
                                                                                                     ---------
Comprehensive earnings                                                                               $ 102,743
                                                                                                     =========
-----------------------------------------------------------------------------------------------------         ----------------------
Balance at December 31, 1996                        77,376          774      391,602      195,790         --            10,004

Exercise of stock options                            2,098           21       21,243         --           --              --
Tax benefit realized upon exercise of stock
options                                               --           --         24,808         --           --              --
Net loss                                              --           --           --       (291,288)   $(291,288)           --
Depreciation in value of available-for-sale
securities, net of deferred income taxes              --           --           --           --         (3,738)         (3,738)
                                                                                                     ---------
Comprehensive earnings (loss)                                                                        $(295,026)
                                                                                                     =========
-----------------------------------------------------------------------------------------------------         ----------------------
Balance at December 31, 1997                        79,474          795      437,653      (95,498)        --             6,266

Exercise of stock options                              397            4        2,651         --           --              --
Proceeds from sale of common stock                     645            6        9,994         --           --              --
Issuance of Series A and Series B preferred
    stock warrants                                    --           --         67,000         --           --              --
Compensatory stock grants under executive
    stock agreements                                  --           --         16,613         --           --              --
Preferred stock dividends and amortization
    of discount                                       --           --        (26,103)        --           --              --
Amortization of preferred stock issuance costs        --           --         (1,565)        --           --              --
Net loss                                              --           --           --       (596,792)   $(596,792)           --
Depreciation in value of available-for-sale
securities, net of deferred income taxes--            --           --           --           --         (2,129)         (2,129)
                                                                                                     ---------
Comprehensive earnings (loss)                                                                        $(598,921)
                                                                                                     =========
-----------------------------------------------------------------------------------------------------         ----------------------
Balance at December 31, 1998                        80,516    $     805    $ 506,243    $(692,290)                   $   4,137
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