Form 10-Q
period 1999-09-30
OXFORD HEALTH PLANS INC
filed 1999-11-15
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934


For the transition period from                            to

Commission File Number: 0-19442

                            OXFORD HEALTH PLANS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                               06-1118515
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut                            06611
(Address of principal executive offices)                          (Zip Code)

                                 (203) 459-6000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 9, 1999 was 81,520,129.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                   ----
ITEM 1   Financial Statements

         Consolidated Balance Sheets at September 30, 1999 and December 31, 1998................................      3

         Consolidated Statements of Operations for the Three Months and Nine Months
         Ended September 30, 1999 and 1998......................................................................      4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998 .....................................................................      5

         Notes to Consolidated Financial Statements.............................................................      6

         Report of Independent Accountants......................................................................     10

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .............................................................................     11

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk ............................................     26


PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings .....................................................................................     27

ITEM 5   Other Information .....................................................................................     34

ITEM 6   Exhibits and Reports on Form 8-K ......................................................................     33

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                          Sep. 30,           Dec. 31,
Current assets:                                                             1999               1998
-----------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                          $   289,409        $   237,717
    Investments - available-for-sale, at market value                      778,057            922,990
    Premiums receivable, net                                                85,879            110,254
    Other receivables                                                       28,589             36,540
    Prepaid expenses and other current assets                                7,253              9,746
    Deferred income taxes                                                   31,361             43,385
-----------------------------------------------------------------------------------------------------
        Total current assets                                             1,220,548          1,360,632

Property and equipment, net of accumulated depreciation and
    amortization of $154,094 in 1999 and $160,431 in 1998                   58,104            112,941
Deferred income taxes                                                       68,456             94,182
Restricted cash and investments                                             61,532             56,493
Other noncurrent assets                                                     19,118             13,502
-----------------------------------------------------------------------------------------------------
        Total assets                                                   $ 1,427,758        $ 1,637,750
=====================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Medical costs payable                                              $   688,424        $   850,197
    Trade accounts payable and accrued expenses                            156,868            176,833
    Unearned premiums                                                       44,174            105,993
    Current portion of capital lease obligations                            12,278             15,938
    Deferred income taxes                                                        -              2,228
-----------------------------------------------------------------------------------------------------
        Total current liabilities                                          901,744          1,151,189

Long-term debt                                                             350,000            350,000
Obligations under capital leases                                             8,357             18,850
Redeemable preferred stock                                                 332,778            298,816

Shareholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 2,000,000 shares                 -                  -
    Common stock, $.01 par value, authorized 400,000,000
      shares; issued and outstanding 81,410,514 shares in 1999
      and 80,515,872 shares in 1998                                            814                805
    Additional paid-in capital                                             484,696            506,243
    Accumulated deficit                                                   (640,160)          (692,290)
    Accumulated other comprehensive earnings (loss)                        (10,471)             4,137
-----------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)           $ 1,427,758        $ 1,637,750
=====================================================================================================


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Three Months                            Nine Months
                                                               Ended September 30                     Ended September 30
                                                         --------------------------------------------------------------------
Revenues:                                                    1999               1998               1999               1998
-----------------------------------------------------------------------------------------------------------------------------
    Premiums earned                                      $ 1,025,518        $ 1,143,064        $ 3,085,774        $ 3,512,101
    Third-party administration, net                            4,419              4,070             12,120             13,383
    Investment and other income, net                          22,512             23,857             65,641             66,242
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                       1,052,449          1,170,991          3,163,535          3,591,726
-----------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                     809,219          1,015,934          2,567,928          3,389,585
    Marketing, general and administrative                    142,578            172,914            447,525            601,915
    Interest and other financing charges                      12,009             16,160             38,239             43,761
    Restructuring charges                                     19,963                  -             19,963            123,500
    Write-downs of strategic investments                           -                  -                  -             38,341
-----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                         983,769          1,205,008          3,073,655          4,197,102
-----------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss) before income taxes                 68,680            (34,017)            89,880           (605,376)
Income tax expense (benefit)                                  28,846              1,905             37,750            (16,532)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                           39,834            (35,922)            52,130           (588,844)
Less preferred dividends and amortization                    (11,503)           (11,067)           (33,962)           (16,785)
-----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares        $    28,331        $   (46,989)       $    18,168        $  (605,629)
=============================================================================================================================

Earnings (loss) per common share:
    Basic                                                $       .35        $      (.58)       $       .22        $     (7.57)
    Diluted                                              $       .34        $      (.58)       $       .22        $     (7.57)

Weighted-average common shares outstanding-basic              81,354             80,384             81,098             80,006
Effect of dilutive securities:
    Stock options                                              2,867                  -              3,057                  -
    Warrants                                                       -                  -                  -                  -
-----------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding-diluted            84,221             80,384             84,155             80,006
=============================================================================================================================


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (In thousands)


                                                                                             Nine Months
                                                                                          Ended September 30
                                                                                     --------------------------
Cash flows from operating activities:                                                   1999             1998
---------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                                              $  52,130        $(588,844)
    Adjustments to reconcile net earnings (loss) to
      net cash used by operating activities:
        Depreciation and amortization                                                   43,301           50,553
        Noncash restructuring charges and write-downs                                   15,060          107,246
        Deferred income taxes                                                           37,750          (18,437)
        Provision for doubtful accounts and advances                                    13,800           41,209
        Realized gain on sale of investments                                             4,462           (5,144)
        Gain on sale of Direct Script and Ralin                                         (9,500)               -
        Other, net                                                                       1,751           12,329
        Changes in assets and liabilities, net of effect of acquisitions:
           Premiums receivable                                                          24,375           89,851
           Other receivables                                                            11,289            4,736
           Prepaid expenses and other current assets                                      (865)             (81)
           Medical costs payable                                                      (175,573)         106,542
           Trade accounts payable and accrued expenses                                 (12,298)          70,767
           Income taxes payable/refundable                                                   -          116,637
           Unearned premiums                                                           (61,819)         (88,581)
           Other, net                                                                   (8,119)           5,437
---------------------------------------------------------------------------------------------------------------
             Net cash used by operating activities                                     (64,256)         (95,780)
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                                (7,443)         (38,736)
    Purchases of available-for-sale investments                                       (706,221)        (988,218)
    Sales and maturities of available-for-sale investments                             815,182          669,006
    Proceeds from sale of Direct Script and Ralin                                       12,450                -
    Other, net                                                                           5,460           (6,483)
---------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by investing activities                          119,428         (364,431)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from exercise of stock options                                             10,673            1,577
    Proceeds from sale of preferred stock, net of expenses                                   -          271,148
    Proceeds from sale of warrants                                                           -           67,000
    Proceeds from sale of common stock                                                       -           10,000
    Proceeds of notes and loans payable                                                      -          550,000
    Redemption of notes payable                                                              -         (200,000)
    Debt issuance expenses                                                                   -          (11,693)
    Payments under capital leases                                                      (14,153)          (3,385)
---------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by financing activities                           (3,480)         684,647
---------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               51,692          224,436
Cash and cash equivalents at beginning of period                                       237,717            4,141
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $ 289,409        $ 228,577
===============================================================================================================

Supplemental cash flow information:
    Cash payments (refunds) for income taxes, net                                    $    (851)       $(107,685)
    Cash payments for interest expense                                                  35,488           20,058
Supplemental schedule of noncash investing and financing activities:
      Unrealized appreciation (depreciation) of available-for-sale investments         (16,836)           7,603
      Capital lease obligations incurred                                                     -           21,707
      Preferred stock dividends and amortization                                     $  33,962        $  16,785


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

(2)    RESTRUCTURING CHARGES

       During the third quarter of 1999, the Company recognized a net restructuring charge of approximately $19.9 million incurred in connection with additional steps taken under the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The charge was comprised of $8.7 million related to severance costs associated with work force reductions, $7.4 million related to costs associated with additional consolidation of the Company's office facilities inclusive of the net write-off of $6.4 million in fixed assets, consisting primarily of leasehold improvements, $4.6 million related to the write-off of certain computer equipment and $1.7 million related to leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc., which was written down in value as part of the Company's 1998 restructuring charge.

       During the first half of 1998, the Company recognized restructuring charges primarily associated with implementation of the Turnaround Plan. These restructuring charges totaled $123.5 million for the nine months ended September 30, 1998.

         The tables that follow present the activity in the first nine months of 1999 related to the restructuring charge reserves established in 1999 and 1998 as part of the Turnaround Plan. The Company believes that the remaining restructuring reserves as of September 30, 1999 are adequate and that no revisions of estimates are necessary at this time.

                                      Restructuring                                      9/30/99
                                         Charge           Cash           Noncash      Restructuring
1999 Reserves (In thousands)            Reserves        Activity        Activity        Reserves
---------------------------------------------------------------------------------------------------
Severance and related costs             $  8,750        $ (2,830)       $      -        $  5,920
Costs of consolidating operations          2,756               -               -           2,756
                                        -----------------------------------------------------------
                                        $ 11,506        $ (2,830)       $      -        $  8,676
                                        ===========================================================


       The reduction in the reserve for severance and related costs reflects payments of $2.8 million to employees terminated as a result of the Company's reduction in force during the third quarter of 1999. Approximately 650 employees were affected by this reduction. Under the terms of the respective severance arrangements the Company expects to pay substantially all amounts due to former employees by the end of the first quarter of 2000. The costs of consolidating operations reserve was primarily established for the net costs associated with the Company's relocation of its corporate headquarters and the cessation of operations at its Ireland facility. The reserve is comprised of $4.6 million of future rentals and occupancy costs less $4.0 million of estimated subrental income, $1.7 million related to leases for equipment no longer used in operations and approximately $0.3 million related to other incremental closing costs. The difference between the $11.5 million restructuring charge reserves shown in the table above and the $19.9 million shown in the income statement is due to an $11.0 million net write-off of fixed assets net of the previously mentioned gain on the sale of Ralin Medical, Inc.


                                                12/31/98                                        9/30/99
                                              Restructuring       Cash           Noncash      Restructuring
1998 Reserves (In thousands)                    Reserves        Activity        Activity        Reserves
-----------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses       $ 13,805        $ (3,296)       $ (4,184)       $  6,325
Severance and related costs                        9,354          (2,253)              -           7,101
Costs of consolidating operations                 17,685         (12,595)              -           5,090
                                                -----------------------------------------------------------
                                                $ 40,844        $(18,144)       $ (4,184)       $ 18,516
                                                ===========================================================


         Cash expenses charged against the reserve for loss on noncore businesses amounted to $3.3 million during the first nine months of 1999. These charges include payments of $3.1 million related to premium deficiencies and $0.2 million related to professional fees and other incremental withdrawal costs. Noncash charges against the reserve of $4.2 million relate to the specific write-off of assets of the HMO and insurance businesses in the Company's noncore markets. The reduction in the reserve for severance and related costs reflects contractual payments of $2.3 million to former executives. The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $12.6 million, net of sublease income, related to unused office space.

(3)    WRITE-DOWNS OF STRATEGIC INVESTMENTS

       In October 1997, the Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners"), and received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") with a market value of approximately $76.4 million, resulting in a pretax gain of $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to $38.4 million, and the Company wrote down its investment and reduced its gain by $38.0 million. During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote its remaining investment in FPAM down to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write-down of $38.3 million, or $0.49 per share, have been recognized as write-downs of strategic investments in the accompanying financial statements.

(4)     REDEEMABLE PREFERRED STOCK

        The Company currently has outstanding 263,606.55 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 115,899.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock"). The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value per share of $1,000. Prior to May 13, 2001, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

         Under certain circumstances, the Company has the right to exchange the Series D Preferred Stock or the Series E Preferred Stock on any dividend payment date for junior subordinated debentures issued pursuant to an indenture. The indenture that would govern the junior subordinated debentures would have terms comparable to the terms of the series of Preferred Stock that is exchanged, including an interest rate that is the same as the dividend rate on that series of Preferred Stock.

(5)      SUBSEQUENT EVENTS

         In October 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $40 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. A nonrecurring charge of $24 million for premiums and other costs associated with the new insurance coverage will be included in the Company's results of operations for the fourth quarter of 1999.

(6)      RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year's financial statement amounts to conform to the 1999 presentation. Certain nonrecurring items that were previously classified as write-downs of strategic investments (formerly "unusual charges") and restructuring charges in the second quarter of 1998 have been reclassified to operating and income tax captions in the 1998 statement of operations. These reclassifications do not affect the reported net loss for the first nine months of 1998, but do have the effect of increasing the medical loss ratio and administrative loss ratio from the levels previously reported for the first nine months.

         The effects of these reclassifications are summarized as follows.


                                                                                  Before                 After
Nine months ended September 30, 1998 (dollars in thousands)                  Reclassification       Reclassification
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                                 $3,512,101             $3,512,101
Health care services expenses                                                   3,270,636              3,389,585
Marketing, general and administrative expenses                                    577,606                601,915
Restructuring charges                                                             199,266                123,500
Write-downs of strategic investments*                                             111,790                 38,341
Income tax benefit                                                                 22,489                 16,632
Medical loss ratio                                                                  93.1%                  96.5%
Administrative loss ratio                                                           16.4%                  17.1%


*        Previously shown under the caption "Unusual charges."

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Oxford Health Plans, Inc.

         We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of September 30, 1999 and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
October 29, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:


                                                                   As of September 30          Increase (Decrease)
                                                              ----------------------------  --------------------------
Membership:                                                         1999           1998         Amount           %
                                                              ----------------------------  --------------------------
    Freedom  and Liberty Plans                                    1,238,900      1,331,600       (92,700)         (7.0%)
    HMO                                                             238,400        271,500       (33,100)        (12.2%)
---------------------------------------------------------------------------------------------------------
      Total commercial                                            1,477,300      1,603,100      (125,800)         (7.8%)
---------------------------------------------------------------------------------------------------------
    Medicare                                                        101,100        156,900       (55,800)        (35.6%)
    Medicaid                                                              -        102,900      (102,900)       (100.0%)
---------------------------------------------------------------------------------------------------------
      Total government programs                                     101,100        259,800      (158,700)        (61.1%)
---------------------------------------------------------------------------------------------------------

      Total fully insured membership                              1,578,400      1,862,900      (284,500)        (15.3%)

    Third-party administration                                       50,700         62,000       (11,300)        (18.2%)
=========================================================================================================
      Total                                                       1,629,100      1,924,900      (295,800)        (15.4%)
========================================================================================================================

      The following table provides certain statement of operations data expressed as a percentage of total revenues for the three month and nine month periods ended September 30, 1999 and 1998:


                                                                 Three Months                          Nine Months
                                                              Ended September 30                    Ended September 30
                                                        ------------------------------      --------------------------------
Revenues:                                                      1999              1998               1999               1998
                                                        ------------------------------      --------------------------------
    Premiums earned                                            97.4%             97.6%              97.5%              97.8%
    Third-party administration, net                              .4%               .3%                .4%                .4%
    Investment and other income, net                            2.2%              2.1%               2.1%               1.8%
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                          100.0%            100.0%             100.0%             100.0%
----------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                       76.9%             86.8%              81.2%              94.4%
    Marketing, general and administrative                      13.5%             14.8%              14.1%              16.8%
    Interest and other financing charges                        1.2%              1.3%               1.3%               1.2%
    Restructuring charges                                       1.9%              -                   .6%               3.4%
    Write-downs of strategic investments                        -                 -                  -                  1.1%
----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                           93.5%            102.9%              97.2%             116.9%
----------------------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                             6.5%             (2.9%)              2.8%             (16.9%)
Income tax expense (benefit)                                    2.7%               .2%               1.2%               (.5%)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                             3.8%             (3.1%)              1.6%             (16.4%)
Less preferred dividends and amortization                      (1.1%)             (.9%)             (1.1%)              (.5%)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares               2.7%             (4.0%)               .5%             (16.9%)
============================================================================================================================

Selected Information:
    Medical loss ratio                                         78.9%             88.9%              83.2%              96.5%
    Administrative loss ratio                                  13.8%             15.1%              14.4%              17.1%
    PMPM premium revenue                                $     214.70      $     202.64      $      210.44      $      199.79
    PMPM medical expense                                $     169.41      $     180.10      $      175.13      $      192.82
    Fully insured member months (000's)                      4,776.6           5,640.9           14,663.1           17,579.2

         RESULTS OF OPERATIONS

         Overview

         The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations ("HMOs"), reimbursements under government contracts relating to its Medicare+Choice ("Medicare") programs (and, prior to 1999, its Medicaid programs), third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

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

         The Company's results for the nine months ended September 30, 1999 and 1998 and the year ended December 31, 1998 were also adversely affected by significant restructuring charges and write-downs of strategic investments.

         Since it began operations in 1986 and through 1997, the Company experienced substantial growth in membership and revenues. The membership and revenue growth has been accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue during 1998 and such declines are expected to continue through the end of 1999 and beyond. The Company does not intend to promote significant membership or revenue growth in the remaining quarter of 1999 because, through strategic initiatives, the Company has redirected its efforts to establish profitability. Since the Company arranges for provision of services primarily on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period ordinarily cannot be passed on to employer groups or members.

         Software and hardware problems experienced in the conversion of a portion of the Company's computer system in September 1996 resulted in significant delays in the Company's billing of group and individual customers. The Company's revenues were adversely affected by adjustments of approximately $218.2 million in 1998 and $173.5 million in 1997 related to estimates for terminations of group and individual members and for nonpaying group and individual members. In 1998, approximately $135.6 million of these adjustments related to termination of members, approximately $65.2 million of these adjustments related to nonpaying members, and approximately $17.4 million of these adjustments related to other manual billing adjustments posted during the year. A similar breakout for 1997 is not available since, prior to January 1, 1998, source documents for the adjustments did not specify whether the adjustment related to group and member terminations, nonpaying members or other manual billing adjustments. Retroactive terminations occur when a group notifies Oxford that an employee is no longer eligible for coverage and there is a lag between the effective date of the termination and the receipt or posting of the notice of termination by Oxford. Reserves for retroactivity in 1998 and 1997 are estimated based on historical experience and are affected by the time it takes to process enrollment and termination forms. Retroactivity can also arise when employer groups terminate coverage without providing notice to Oxford. The Company continues to experience retroactive member and group terminations impacting revenue. The Company has taken steps to attempt to improve billing timeliness, reduce billing errors, reduce lags in recording enrollment and disenrollment notifications, and improve the Company's collection processes and is attempting to make requisite improvements in management information systems concerning the value and aging of outstanding accounts receivable. However, the Company continues to show significant aged receivable balances from certain large group customers. The Company believes it has made adequate provision in its estimates for group and individual member terminations and for nonpaying groups and individual members as of September 30, 1999. Adjustments to the estimates may be necessary, however, and any such adjustments would be included in the results of operations for the period in which such adjustments were made. The Company's results of operations could also be adversely affected if efforts to collect overdue balances result in terminations of such groups.

         Restructuring Charges

         During the third quarter of 1999, the Company recognized a net restructuring charge of approximately $19.9 million incurred in connection with additional steps taken under the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The charge was comprised of $8.7 million related to severance costs associated with work force reductions, $7.4 million related to costs associated with additional consolidation of the Company's office facilities inclusive of the net write-off of $6.4 million in fixed assets, consisting primarily of leasehold improvements, $4.6 million related to the write-off of certain computer equipment and $1.7 million related to leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc., which was written down in value as part of the Company's 1998 restructuring charge.

         During the first half of 1998, the Company recognized restructuring charges primarily associated with implementation of the Turnaround Plan. These restructuring charges totaled $123.5 million for the nine months ended September 30, 1998.

         The tables that follow present the activity in the first nine months of 1999 related to the restructuring charge reserves established in 1999 and 1998 as part of the Turnaround Plan. The Company believes that the remaining restructuring reserves as of September 30, 1999 are adequate and that no revisions of estimates are necessary at this time.


                                      Restructuring                                      9/30/99
                                         Charge           Cash           Noncash      Restructuring
1999 Reserves (In thousands)            Reserves        Activity        Activity        Reserves
---------------------------------------------------------------------------------------------------
Severance and related costs             $  8,750        $ (2,830)       $      -        $  5,920
Costs of consolidating operations          2,756               -               -           2,756
                                        -----------------------------------------------------------
                                        $ 11,506        $ (2,830)       $      -        $  8,676
                                        ===========================================================


       The reduction in the reserve for severance and related costs reflects payments of $2.8 million to employees terminated as a result of the Company's reduction in force during the third quarter of 1999. Approximately 650 employees were affected by this reduction. Under the terms of the respective severance arrangements, the Company expects to pay substantially all amounts due to former employees by the end of the first quarter of 2000. The costs of consolidating operations reserve was primarily established for the net costs associated with the Company's relocation of its corporate headquarters and the cessation of operations at its Ireland facility. The reserve is comprised of $4.6 million of future rentals and occupancy costs less $4.0 million of estimated subrental income, future lease payments of $1.7 million related to leases for equipment no longer used in operations and $0.3 million related to other incremental closing costs. The difference between the $11.5 million restructuring charge reserves shown in the table above and the $19.9 million shown in the income statement is due to an $11.0 million net write-off of fixed assets net of the previously mentioned gain on the sale of Ralin Medical, Inc.


                                                12/31/99                                        9/30/99
                                              Restructuring       Cash           Noncash      Restructuring
1998 Reserves (In thousands)                    Reserves        Activity        Activity        Reserves
-----------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses       $ 13,805        $ (3,296)       $ (4,184)       $  6,325
Severance and related costs                        9,354          (2,253)              -           7,101
Costs of consolidating operations                 17,685         (12,595)              -           5,090
                                                -----------------------------------------------------------
                                                $ 40,844        $(18,144)       $ (4,184)       $ 18,516
                                                ===========================================================


         Cash expenses charged against the reserve for loss on noncore businesses amounted to $3.3 million during the first nine months of 1999. These charges include payments of $3.1 million related to premium deficiencies and $0.2 million related to professional fees and other incremental withdrawal costs. Noncash charges against the reserve of $4.2 million relate to the specific write-off of assets of the HMO and insurance businesses in the Company's noncore markets. The reduction in the reserve for severance and related costs reflects contractual payments of $2.3 million to former executives. The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of $12.6 million, net of sublease income, related to unused office space.

         Three months ended September 30, 1999 compared with three months ended September 30, 1998

         Total revenues for the quarter ended September 30, 1999 were $1.05 billion, down 10% from $1.17 billion during the same period in the prior year. Net income attributable to common stock for the third quarter of 1999 totaled $28.3 million, or 34 cents per diluted share, compared with a net loss of $47.0 million, or 58 cents per diluted share, for the third quarter of 1998. Results of operations for the third quarter of 1999 were impacted by favorable net changes in prior period estimates of medical costs aggregating $19.6 million and other nonrecurring items. The Company recognized a pretax gain of $7.0 million on the sale of the business and certain assets of Direct Script, Inc., the Company's mail order pharmacy ("Direct Script"). These gains were partially offset by a net restructuring charge of approximately $19.9 million.

         Membership in the Company's fully insured health care programs as of September 30, 1999 decreased by approximately 285,000 members (15%) from the level of such membership as of September 30, 1998 and by 247,000 members (14%) since year-end 1998. Membership in government programs decreased by approximately 159,000 members (61%) compared with September 30, 1998, reflecting the Company's exit of the Medicaid market and the withdrawal from or restructuring of the Medicare business in several markets. The balance of the decline of fully insured membership from September 30, 1998 is due to reductions in members in noncore states and in the Company's core commercial markets. The decline since year-end 1998 is primarily due to reductions in the Company's commercial membership, complete withdrawal from Medicaid and exit from certain Medicare counties. The Company is withdrawing from the Medicare market in Suffolk County, New York and intends to reduce the benefits offered to Medicare members in New Jersey and certain other locations at the end of 1999. These steps are expected to result in a significant decrease in Medicare membership and revenue by January 1, 2000 and continuing into 2000. The Company also has ceased offering certain benefit designs in its commercial small group business and has reduced available rate options in an effort to ensure that new and renewing small groups are charged appropriate rates. While the Company expects that these steps will improve the underwriting results for the groups affected, it expects that certain small group membership and revenue will be reduced over the next 12 months as a result of price increases received by new and renewing groups. The extent of the reduction in membership cannot be predicted at this time.

         Total commercial premiums earned for the three months ended September 30, 1999 increased 0.2% to $840.6 million compared with $839.0 million in the same period in the prior year. The slight increase in premiums earned is attributable to an 8.9% increase in average premium yield partially offset by an 8% decrease in member months in the Company's commercial health care programs. As a result of improvements in billing and collection operations, premiums earned in the third quarter of 1999 benefited from reduced levels of retroactivity approximating $14 million compared with the same period in the prior year. Average premium renewal rates for the full year 1999 are expected to be approximately 9% higher in these programs than in the full year 1998, but the increase in premium yields is expected to be lower due to changing business mix and benefit designs and other factors.

         Premiums earned from Medicare programs decreased 28% to $184.9 million in the third quarter of 1999 from $257.2 million in the third quarter of 1998. The revenue decline was caused by membership declines as member months of Medicare programs decreased 35% when compared with the prior year third quarter, partially offset by increases in average premium yields of Medicare programs of 5.9% over the level of the prior year third quarter. This yield increase exceeded the average rate increase granted by the Health Care Financing Administration ("HCFA") as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs were $65.1 million in the third quarter of 1998 and zero in 1999, reflecting the Company's total withdrawal from the Medicaid market during 1998 and 1999.

         Investment and other income, net for the three months ended September 30, 1999, decreased 5.6% to $22.5 million from $23.9 million for the same period last year. Net investment income other than capital gains in the third quarter of 1999 was $2.7 million lower than in the previous year quarter due to lower invested balances and a slightly lower average yield. Investment and other income for the third quarter of 1999 included realized capital losses of $1.1 million and a $7.0 million pretax gain on the sale of the business and certain assets of Direct Script, while the 1998 third quarter included realized capital gains of $3.0 million.

         The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 78.9% for the third quarter of 1999 compared with 88.9% for the third quarter of 1998. The improvement in the third quarter of 1999 over the third quarter of 1998 reflects a 6.0% increase in average overall premium yield and a 6.0% decrease in per member per month medical costs. Results for the third quarter of 1999 were favorably impacted by net changes in prior period estimates of medical costs aggregating approximately $19.6 million. The net changes in prior period estimates consisted primarily of favorable changes in estimates for professional and inpatient costs, a reduction of the individual product premium deficiency reserve and a reduction in the reserve for disputed claims. These favorable changes were partially offset by an increase in reserves and establishment of a premium deficiency reserve for the Company's New Jersey Medicare business, a reduction in estimated recoveries under certain other provider risk-sharing contracts and a write-off of certain other receivables. These adjustments are based on the Company's estimates in light of current operating results and, in the case of the premium deficiency reserves, current projections. Absent these net favorable effects, the medical loss ratio for the third quarter of 1999 would have been 80.8%. The reduction in medical costs is also attributable to a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of September 30, 1999. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made.

         Marketing, general and administrative expenses totaled $142.6 million in the third quarter of 1999 compared with $172.9 million in the third quarter of 1998. The decrease when compared with the third quarter of 1998 is primarily attributable to a $18.7 million decrease in payroll and related costs due to reduced staffing. In addition, depreciation, occupancy, telephone, equipment rental and maintenance were $11.8 million lower in the aggregate in the third quarter of 1999 due in part to the implementation of the Company's Turnaround Plan. Administrative expenses as a percent of operating revenue were 13.8% during the third quarter of 1999 compared with 15.1% during the third quarter of 1998 and 16.7% for the full year 1998. The Company has taken steps since the end of the third quarter, and intends to take additional steps, to reduce its administrative expenses in light of improvements in service performance and reductions in claims and correspondence inventories. These reductions are intended to reduce the Company's administrative loss ratio and enhance its competitive position over the next 12 months, particularly in view of expected reductions in membership in the Company's Medicare business, primarily as a result of the Company's planned withdrawal from Medicare in Suffolk County, New York and benefit plan design changes, and certain other rationalized businesses. Administrative costs in future periods may be adversely affected by costs associated with responding to regulatory inquiries and investigations and defending pending litigation. The Company expects to record a fourth quarter charge of $24 million for premiums and other costs associated with the purchase of additional insurance for the pending securities class action and stockholder derivative litigation. See "Liquidity and Capital Resources".

         The Company incurred interest and other financing charges of $10.0 million in the third quarter of 1999 related to its outstanding debt and capital lease obligations, compared with $10.4 million in the third quarter of 1998. Interest expense on delayed claims totaled $2.0 million in the third quarter of 1999 compared with $5.8 million in the third quarter of 1998 and $2.1 million in the second quarter of 1999, reflecting the reduction in claim payments backlogs since the end of the third quarter of 1998. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness and capital lease obligations.

         The Company recognized income tax expense of $28.8 million for the third quarter of 1999 reflecting an effective tax rate of 42%. The Company performed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1999 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, the Company does not currently believe it is more likely than not that all of its deferred tax assets will be fully realizable, and the Company continues to carry a valuation allowance of $282.6 million in order to reflect deferred tax assets related to net operating loss carryforwards and other net tax deductible temporary differences at their currently estimated realizable value. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowance when facts and circumstances indicate that a change is necessary. The amounts of future taxable income necessary during the carryforward period to utilize the net deferred tax assets is approximately $230 million.

         Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

         Total revenues for the nine months ended September 30, 1999 were $3.16 billion, down 12% from $3.59 billion during the same period in the prior year. Net income attributable to common stock for the first nine months of 1999 totaled $18.2 million, or 22 cents per diluted share, compared with a net loss of $605.6 million, or $7.57 per diluted share, for the first nine months of 1998. Results of operations for the first nine months of 1999 were impacted by favorable net changes in prior period estimates of medical costs aggregating $13.9 million and other nonrecurring items. The Company recognized a pretax gain of $7.0 million on the sale of the business and certain assets of Direct Script and a pretax gain of $13.5 million on the sale of its New York Medicaid business. These gains were offset by additions to provider advance reserves of $13.8 million and reserves established for the unwinding of the Heritage Agreement in New Jersey. See "Liquidity and Capital Resources". In addition, the Company recognized a net restructuring charge of approximately $19.9 million. The charge was comprised of $8.7 million related to severance costs associated with work force reductions, $7.4 million related to costs associated with additional consolidation of the Company's office facilities including the net write-off of $6.4 million in fixed assets, consisting primarily of leasehold improvements, and $4.6 million related to the write-off of certain computer equipment and $1.7 million related to leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc.

         Results of operations for the first nine months of 1998 were adversely affected by (i) significantly higher medical costs, (ii) premium deficiency reserves aggregating $51.0 million relating to government contracts and reserves of $48 million and $25 million, respectively, established for medical claims and losses on provider advances, (iii) approximately $123.5 million of charges for severance and other costs expected to be incurred in connection with the restructuring of certain administrative and management functions, (iv) write-downs of strategic investments and other asset impairments and (v) accruals of certain litigation defense and other costs.

         Total commercial premiums earned for the nine months ended September 30, 1999 decreased 1.1% to $2.51 billion compared with $2.54 billion in the same period in the prior year. The prior year period was adversely affected by a $52.9 million adjustment related to estimates for termination of group and individual members and for nonpaying groups and individual members. Absent this adjustment, commercial premiums earned decreased by 3.1%. As a result of improvements in billing and collection operations, premiums earned in the first nine months of 1999 benefited from reduced levels of retroactivity approximating $29 million compared with the same period in the prior year. The year to year decrease in premiums earned is attributable to a 7.9% decrease in member months in the Company's commercial health care programs, partially offset by a 5.2% increase in average premium yield. Average premium renewal rates for the full year 1999 are expected to be approximately 9% higher in the Company's core commercial business than in the full year 1998, but the increase in premium yields is expected to be lower due to changing business mix and benefit designs and other factors.

         Premiums earned from Medicare programs decreased 28% to $560.6 million in the first nine months of 1999 from $778.7 million in the first nine months of 1998. The revenue decline was caused by membership declines as member months of Medicare programs decreased 34% when compared with the prior year period, partially offset by increases in average premium yields of Medicare programs of 5.5% over the level of the prior year period. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. Premiums earned from Medicaid programs decreased 94% to $11.9 million in the first nine months of 1999 compared with $191.6 million in the first nine months of 1998. The decline reflects the Company's total withdrawal from the Medicaid market during 1998 and 1999.

         Investment and other income, net for the first nine months of 1999, included a $13.5 million gain from the sale of the Company's New York Medicaid business and a $7.0 million pretax gain on the sale of the business and certain assets of Direct Script, while the first nine months of 1998 included a gain of $5.0 million from the sale of the Company's New Jersey Medicaid business. In addition, net investment income for the nine months ended September 30, 1999 decreased 22% to $44.5 million from $57.3 million for the same period last year. The decline is primarily due to a $17.9 million decrease in capital gains realized in the first nine months of 1999 compared with the prior year period, partially offset by an increase in average invested balances in the first nine months of 1999 compared with the first nine months of 1998. The higher invested balances are primarily attributable to the funds received in the Company's May 1998 financing transaction.

         The medical loss ratio (health care services expense stated as a percentage of premium revenues) was 83.2% for the first nine months of 1999 compared with 96.5% for the first nine months of 1998. The improvement in the first nine months of 1999 over the first nine months of 1998 reflects a 5.3% increase in average overall premium yield and a 9.2% decrease in per member per month medical costs when compared to the prior year period. The reduction in medical costs is primarily the result of a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs), significant nonrecurring charges incurred in the second quarter of 1998 as described above, initiatives to improve health care utilization and costs and, to a lesser extent, net positive changes to prior period estimates of medical costs. The net changes in prior period estimates consisted primarily of favorable changes in estimates for professional and inpatient costs, a reduction of the individual product premium deficiency reserve and a reduction in the reserve for disputed claims. These favorable changes were partially offset by an increase in reserves and establishment of a premium deficiency reserve for the Company's New Jersey Medicare business, a reduction in estimated recoveries under certain other provider risk-sharing contracts and a write-off of certain other receivables. These adjustments are based on the Company's estimates in light of current operating results and, in the case of the premium deficiency reserves, current projections. Health care services expense was adversely affected in the first nine months of 1999 by a provision for loss on claims advances totaling $13.8 million and $10.0 million for additional reserves related to the unwinding of the Heritage Agreement in New Jersey. See "Liquidity and Capital Resources." The Company believes it has made adequate provision for medical costs as of September 30, 1999. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations, and such additions would also be included in the results of operations for the period in which such adjustments are made.

         Marketing, general and administrative expenses totaled $447.5 million in the first nine months of 1999 compared with $601.9 million in the first nine months of 1998. The decrease when compared to the prior year period is primarily attributable to a $52.4 million decrease in payroll and related costs due to reduced staffing and a $14.7 million decrease in consulting fees as the prior year period reflects significant expenses related to enhancements to management information systems. In addition, depreciation, occupancy, telephone, equipment rental and maintenance were $35.4 million lower in the aggregate due in part to the implementation of the Company's Turnaround Plan. Administrative expenses in the first nine months of 1998 included approximately $24 million related to the write-down of government program accounts receivable, accruals of litigation defense costs and other expenses associated with the Company's Turnaround Plan. Administrative expenses as a percent of operating revenue were 14.4% during the first nine months of 1999 compared with 17.1% during the first nine months of 1998 and 16.7% for the full year 1998. The Company has taken steps since the end of the third quarter, and intends to take additional steps, to reduce its administrative expenses in light of improvements in service performance and reductions in claims and correspondence inventories. These reductions are intended to reduce the Company's administrative loss ratio and enhance its competitive position over the next 12 months, particularly in view of expected reductions in membership in the Company's Medicare business, primarily as a result of the Company's withdrawal from Medicare in Suffolk County, New York and benefit plan design changes and certain other rationalized businesses. Administrative costs in future periods may be adversely affected by costs associated with responding to regulatory inquiries and investigations and defending pending and future litigation. The Company expects to record a fourth quarter charge of $24 million for premiums and other costs associated with the purchase of additional insurance for pending securities class action and stockholder derivative litigation. See "Liquidity and Capital Resources".

         The Company incurred interest and other financing charges of $30.2 million in the first nine months of 1999 related to its outstanding debt and capital lease obligations, compared with $33.1 million in the first nine months of 1998. The first nine months of 1998 included $7.7 million in charges related to the issuance of bridge financing notes which were retired in May of 1998. Absent the charge-off of the issuance expenses, interest expense on indebtedness for the first nine months of 1999 was $4.8 million higher than in the first nine months of 1998, primarily attributable to the issuance of $350 million of long-term debt in May of 1998. Interest expense on delayed claims totaled $8.0 million in the first nine months of 1999, compared with $10.7 million in the first nine months of 1998, reflecting the reduction in claim payments backlogs since the end of 1998. The Company's future results will continue to reflect interest payments by the Company on delayed claims as well as interest expense on outstanding indebtedness and capital lease obligations.

         The Company had income tax expense of $37.8 million for the first nine months of 1999 reflecting an effective tax rate of 42%. The Company performed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1999 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, the Company does not currently believe it is more likely than not that all of its deferred tax assets will be fully realizable, and the Company continues to carry a valuation allowance of $282.6 million in order to reflect deferred tax assets related to net operating loss carryforwards and other net tax deductible temporary differences at their currently estimated realizable value. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowance when facts and circumstances indicate that a change is necessary. The amounts of future taxable income necessary during the carryforward period to utilize the net deferred tax assets is approximately $230 million. See "Liquidity and Capital Resources".

         LIQUIDITY AND CAPITAL RESOURCES

         Cash used by operations during the first nine months of 1999 aggregated $64.3 million, compared with $95.8 million used by operations for the first nine months of 1998. Despite a $641 million improvement in net earnings, cash flow from operations in the first nine months of 1999 improved by only $31.5 million over the same period in 1998 as the prior year period included noncash restructuring charges of $107.2 million and noncash additions to reserves of $94.1 million and was favorably affected by tax refunds of approximately $116.6 million. In addition, cash flow for the first nine months of 1999 was negatively affected by the runoff of claims reserves relating to discontinued or restructured businesses of approximately $98 million and reductions of claim inventories. The Company expects cash flow from operations will be adversely affected in the fourth quarter by efforts to reduce current claims inventories and the payment of certain excess liability insurance premiums and other costs (as discussed below). Cash flows from operations for the first nine months of 1999 and 1998 included only eight months of Medicare premiums because the January 1999 and January 1998 premiums of $68.4 million and $85.9 million, respectively, were each received in the preceding December.

         The Company's capital expenditures for the first nine months of 1999 totaled $7.4 million. The Company currently has no definitive commitments for use of material cash except for (i) certain excess liability insurance premiums and other costs of $24 million (as discussed below), (ii) anticipated capital expenditures and (iii) requirements to provide the required levels of capital to its operating subsidiaries, including any requirement arising from nonadmissibility of provider advances (as discussed below) or other assets or from operating losses

         As of September 30, 1999, cash and investments aggregating $61.5 million have been segregated in the accompanying balance sheet as restricted investments to comply with federal and state regulatory requirements. In May 1999, the Company set aside $15 million as collateral for certain advances made by the Company's New Jersey subsidiary (see below). As of September 30, 1999, the amount set aside had been reduced to $5 million reflecting a reduction in the amount of advances shown as admitted assets on the New Jersey subsidiary's balance sheet. The Company's subsidiaries are also subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company, which limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

         In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital ("RBC") rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. Connecticut has enacted legislation and the Connecticut Department of Insurance ("CTDOI") is in the process of promulgating regulations based on the NAIC model. The New York State Insurance Department ("NYSID") has proposed legislation similar to the NAIC model rules. The New Jersey Department of Banking and Insurance ("NJDBI") has not proposed similar legislation. However, NJDBI has published solvency regulations that it estimates will result in additional asset requirements for many New Jersey health care plans. The Governor of New York has proposed legislation to strengthen current solvency regulations to allow the NYSID to take over failing health plans without a court order. Furthermore, legislation has been proposed in both New York and New Jersey to establish an HMO guaranty fund association which, in the event a plan becomes insolvent, would have the power of assessing plans a premium tax to cover the insolvent plan's medical losses. To the extent the Company's future profits are not sufficient to maintain statutory capital compliance, the Company will fund any required increase in statutory capital in regulated subsidiaries from available parent company cash reserves; however, there can be no assurance that such cash reserves will be sufficient to fund these minimum capitalization requirements.

         As a result of delays in claims payments, the Company made over $280 million in advances to providers in periods prior to 1998. Outstanding advances aggregated approximately $62.4 million at September 30, 1999, net of a valuation reserve of $48 million, have been netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover net outstanding advance payments, either through repayment by the provider or application against future claims, but any failure to recover funds advanced in excess of the reserve would adversely affect the Company's results of operations. There can be no assurance that insurance regulators will continue to recognize such advances as admissible assets. In 1999 the New Jersey Department of Banking (the "NJDBI") required the Company to provide collateral for repayment of the advances by setting aside $15 million in trust at the parent company. In September of 1999, the NJBDI allowed the Company to reduce this amount to $5 million. If all or a portion of the advances were deemed nonadmitted, the capital of the Company's operating subsidiaries would be impaired and additional capital contributions would be required for the subsidiaries to meet statutory requirements.

         The Company's medical costs payable was $688.4 million as of September 30, 1999 (including $674.9 million for IBNR and before netting advance claim payments of $62.4 million) compared with $989.7 million as of December 31, 1998 (including $864.5 million for IBNR and before netting advance claim payments of $139.5 million). The decrease reflects runoff of claims reserves for discontinued or restructured business and progress in paying backlogged claims. The Company estimates the amount of its reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are paid and between the date services are rendered and the date claims are received by the Company, expected medical cost inflation, seasonality patterns and changes in membership. The Company believes that its reserves are adequate to satisfy its ultimate claim liabilities. However, the Company's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making reserve estimates.

         The liability for medical costs payable is also affected by shared risk arrangements, including arrangements related to the Company's Medicare business in certain counties, Private Practice Partnerships ("Partnerships") and certain other contracts for medical services, such as contracts for pharmacy benefit management, laboratory services and radiology services. In the case of Partnership providers subject to deficits, the Company has established reserves to account for delays or other impediments to recovery of those deficits. The Company has reviewed its partnership program and has terminated most of its partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company recognized estimated costs in taking these actions in the second quarter of 1998. In determining the net liability for medical costs, the Company accounts for the financial impact of these shared risk arrangements based on the most recent information available and makes changes in estimates as facts and circumstances dictate.

         In September 1998, the Company's New Jersey HMO subsidiary, Oxford Health Plans (NJ), Inc., entered into an agreement with Heritage New Jersey Medical Group, P.C. ("Heritage") to provide network management services for the Company's Medicare members who reside in New Jersey (the "Heritage Agreement"). In view of uncertainties in the regulatory environment and other considerations, in July 1999, the Company decided to wind down the Heritage Agreement. The wind-down resulted in an increase in the Company's health care costs for this business for the second quarter of 1999 due to the establishment of a reserve of $8 million applicable to the second quarter of 1999 and prior quarters. Health care services and administrative costs for the third quarter of 1999 increased by approximately $1.4 million as a result of the wind-down. In addition the Company recorded a premium deficiency reserve of $3.3 million during the third quarter of 1999. The Company also expects that there will be a significant decrease in New Jersey Medicare membership going into next year primarily as a result of benefit plan design changes.

         During the first nine months of 1999, the Company made cash contributions to the capital of two of its HMO subsidiaries aggregating approximately $4.5 million. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the nonadmissibility of certain assets. The Company does not expect that any significant additional capital contributions to the subsidiaries will be required during the remainder of 1999.

         The Company currently has outstanding 263,606.55 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 115,899.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock"). The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value per share of $1,000. Prior to May 13, 2001, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

         Under certain circumstances, the Company has the right to exchange the Series D Preferred Stock or the Series E Preferred Stock on any dividend payment date for junior subordinated debentures issued pursuant to an indenture. The indenture that would govern the junior subordinated debentures would have terms comparable to the terms of the series of Preferred Stock that is exchanged, including an interest rate that is the same as the dividend rate on that series of Preferred Stock.

         In October 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $40 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. A charge of $24 million for premiums and other costs associated with the new insurance coverage will be included in the Company's results of operations for the fourth quarter of 1999.

MARKET RISK DISCLOSURES

         The Company's consolidated balance sheet as of September 30, 1999 includes a significant amount of assets whose fair value is subject to market risk. Since the substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of September 30, 1999 was not significant.

         In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. A hypothetical immediate increase of 100 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of September 30, 1999 by approximately $19.3 million, while a 200 basis point increase in rates would decrease the value of such investments by approximately $38.0 million. A hypothetical immediate decrease of 100 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of September 30, 1999 by approximately $19.7 million, while a 200 basis point decrease in rates would increase the value of such investments by approximately $39.2 million. Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.

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

         The Company has incurred associated expenses of approximately $4 million in 1999 and expects that the remaining costs for 1999 related to the project will not be material. Through September 30, 1999, the Company had cumulatively incurred approximately $14 million of expenses in connection with its Year 2000 compliance efforts. The costs of the project are based on management's best estimate, which include assumptions of future events. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from estimated results.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements (as defined in the Securities Exchange Act of 1934). Forward-looking statements include statements concerning future results of operations or financial position, future liquidity, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth or reductions in membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems and readiness for Year 2000, proposed efforts to control health care and administrative costs, future provider payment and risk-sharing agreements with health care providers, the Turnaround Plan, future enrollment levels, future government regulation and relations and the impact of new laws and regulations, the future of the health care industry, and the impact on the Company of recent events, legal proceedings and regulatory investigations and examinations, and other statements regarding matters that are not historical facts. Because such forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

         Net losses; restructuring charges and write-downs of strategic investments

         The Company incurred net losses attributable to common stock of $624 million in 1998 and $291 million in 1997. As a result of losses at certain of its HMO and insurance subsidiaries in 1998 and 1997, the Company has had to make capital contributions to these subsidiaries and additional capital contributions may be required to be made by the Company in the future. The Company has also made significant additions to its reserves for medical claims, and has experienced significant levels of retroactive member and group terminations as well as difficulties with collection of premium receivables.

         A significant portion of the loss incurred by the Company in 1998 was associated with restructuring charges and write-downs of strategic investments (previously reported as unusual charges) relating to the Company's Turnaround Plan.

         Despite the Company's efforts to the contrary, the continued implementation of the Turnaround Plan could adversely affect members and employer groups, or physicians, hospitals and other health care providers and ultimately sales and renewals of the Company's health plans. The Turnaround Plan has also called for increasing commercial premiums to appropriately reflect the Company's healthcare and administrative costs. There can be no assurance that the Company will be successful in achieving appropriate premium increases or that recent or future regulatory changes will not adversely affect its premium pricing. Moreover, the Company cannot predict the impact of adverse publicity, legal and regulatory proceedings or other future events on the Company's membership, operations and financial results, including ongoing financial losses. Reductions in membership associated with the above factors would adversely affect the Company's future results.

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

         The effect of high administrative costs on results

         The Company expects that results in 1999 may continue to be adversely affected by high administrative costs associated with the Company's efforts to strengthen its operations and service levels and address systems issues. Although a key element of the Company's Turnaround Plan is a reduction in administrative expenses, no assurance can be given that the Company will not continue to experience significant service and systems infrastructure problems in 1999 and beyond which could have a significant impact on administrative costs. Further, the Company has been adversely affected by high administrative costs in connection with increased levels of employee attrition over the last several quarters, and there can be no assurance that the Company will not continue to experience employee attrition in the remainder of 1999.

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

         In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum, effective January 1998, and that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1999. In addition, Connecticut and New Jersey enacted legislation in 1999 concerning prompt payment of claims, mental health parity and other mandated benefits and practices. State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure, composition of physician networks and mandated health benefit plans for individuals, all of which would apply to the Company. New York State is currently considering regulation and legislation concerning the Health Care Reform Act, individual and small group risk pools and subsidies and managed care mandates and practices. In addition, Congress is considering significant changes to Medicare legislation and proposals relating to health care reform, including a comprehensive package of regulations on managed care called the "Patient Bill of Rights" legislation. Separate and distinct versions of the Patient Bill of Rights have passed both the United States House of Representatives and the United States Senate. The most notable difference is that the House version expands health plan liability by permitting state causes of action under ERISA to recover damages resulting from personal injury or wrongful death against any person or entity in connection with the provision of insurance or administrative or medical services. Differences between the House and Senate versions are expected to be settled by a Congressional Conference Committee in early 2000, and then the revised legislation must be passed by both chambers and signed by the United States President before becoming law.

         Current or prospective changes in federal and state laws or regulations, could increase health care costs and administrative expenses, could result in reductions to Medicare reimbursement rates and could adversely affect the Company's ability to satisfactorily manage and administer its government programs. Oxford is unable to predict the ultimate impact on the Company of recently enacted and future legislation and regulations, but such legislation and regulations, particularly in New York where much of the Company's business is located, could have a material adverse impact on the Company's operations, financial condition and prospects.

         Premiums for Oxford's Medicare programs are determined through formulas established by HCFA for Oxford's Medicare contracts. Federal legislation enacted in 1997 provides for future adjustment of Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium reductions, or premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford's Medicare members in such region, could adversely affect Oxford's results of operations. Risk transfer provider agreements entered into by Oxford could be adversely affected by federal and state legislative and regulatory actions or by the failure of the providers to comply with the terms of such agreements. Such agreements could also have an adverse effect on the Company's membership or its relationship with its other providers. Oxford's Medicare programs are subject to certain additional risks compared to commercial programs, such as higher comparative medical costs and higher levels of utilization. Oxford's Medicare programs are subject to higher marketing and advertising costs associated with selling to individuals rather than to groups. Further, there can be no assurance that the Company will be successful in completing or operationalizing such risk transfer and other provider arrangements.

         Service and systems infrastructure problems

         The Company experienced rapid growth in its business and in its staff in the period from 1986, when the Company began operations, through 1997. The Company has been affected and will continue to be affected by its ability to manage such growth effectively, including its ability to continue to develop processes and systems to support its operations. In September 1996, the Company converted a significant part of its business operations to a new computer operating system. Unanticipated software and hardware problems arising in connection with the conversion resulted in significant delays in the Company's claims payments and group and individual billing and adversely affected claims payment and billing. See "Results of Operations" above. The Company does not intend to promote significant membership or revenue growth in the remaining quarter of 1999 because the Company's priority in 1999 will continue to be to attempt to strengthen its service and systems infrastructure, reduce medical and administrative spending and increase premium rates. No assurance can be given that, in the remainder of 1999 and beyond, the Company will not continue to experience significant service and systems infrastructure problems, high levels of medical and administrative spending and difficulties in obtaining premium rate increases, or that the Company would be able to develop processes or systems to support any future growth. In addition, the Company has experienced attrition of its Medicare and commercial business in 1998 and 1999 and expects additional attrition. There can be no assurance that the Company will be successful in the future in promoting membership growth and will not continue to experience membership attrition.

         Health care provider network

         The Company is subject to the risk of disruption in its health care provider network. The network physicians, hospitals and other health care providers could terminate their contracts with the Company, demand higher payments or take other actions which could have a material adverse effect on the Company's ability to market its products and service its membership. In addition, disputes often arise under provider contracts which could adversely affect the Company or could expose the Company to regulatory or other liabilities. Risk transfer provider arrangements entered into by Oxford could be adversely affected by regulatory actions or by the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company's service areas could enhance the providers' bargaining power with respect to demands for higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

         Management of information systems

         There can be no assurance that the Company will be successful in eliminating the system problems that have resulted in payment delays and claims processing errors, in developing processes and systems to support its operations and in improving its service levels. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing processes and systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future. See "Other Information - Status of Information Systems".

         Year 2000 readiness

         Although the Company believes that it has completed its Year 2000 readiness project, there can be no assurance that additional Year 2000 issues will not arise or that the Company's external vendors will be able to resolve their Year 2000 issues, all of which could have a material adverse effect on the Company's results of operations, liquidity and financial condition. See "Year 2000 Readiness" above.

         Events at the Company and related publicity

         Certain events at the Company over the course of the last two years have resulted in adverse publicity. Such events and related publicity may adversely affect the Company's provider network, the employer renewal process and future enrollment in the Company's health benefit plans.

         Other negative publicity

         In addition, the managed care industry, in general, receives significant negative publicity. This publicity has led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members recently commenced against certain large, national health plans, has resulted in additional negative publicity for the managed care industry. These factors may adversely affect the Company's ability to market its products and services, may require it to change its products and services and may increase the regulatory burdens under which the Company operates and the potential for additional litigation, further increasing the costs of doing business and adversely affecting the Company's results of operations.

         Collectibility of advances

         As part of its attempts to ameliorate delays in processing claims for payment in 1997, the Company advanced approximately $280 million to providers pending the Company's disposition of claims for payment. As of September 30, 1999, approximately $62 million, net of allowances, remained outstanding. The NYSID is requiring the Company to obtain written acknowledgments of such advances from the recipients of the advances, and the NJDBI has required the Company to provide collateral for repayment of the advances by setting aside $5 million in trust at the parent company as of September 30, 1999. See "Liquidity and Capital Resources" above. There can be no assurance that the insurance regulators will continue to recognize such advances as admissible assets for regulatory purposes. If the insurance regulators do not recognize such advances as admissible assets, the capital of certain of the Company's regulated subsidiaries could be impaired. The Company may be required to make additional capital contributions to compensate for any such impairment. Although the Company believes that the advances will be repaid, there can be no assurance that this will occur.

         Concentration of business

         The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's revenue under its contracts with HCFA represented 21.9% of its premiums earned during the year 1998 and 18.8% of premiums earned during the first nine months of 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures."

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES CLASS ACTION LITIGATION

         As previously reported by the Company, following the October 27, 1997 decline in the price per share of the Company's common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers in the United States District Courts for the Eastern District of Arkansas, the Eastern District of New York, the Southern District of New York and the District of Connecticut. The captions of these actions have previously been reported by the Company.

         By order dated April 29, 1998, the Judicial Panel on Multidistrict Litigation ("JPML") transferred these actions together with the federal shareholder derivative actions discussed below, for coordinated or consolidated pretrial proceedings in the United States District Court for the Southern District of New York before Judge Charles L. Brieant. Judge Brieant consolidated the class actions for pretrial purposes under the caption In re Oxford Health Plans, Inc. Securities Litigation, MDL-1222 (CLB). On July 15, 1998, Judge Brieant appointed the Public Employees Retirement Associates of Colorado ("ColPERA"), three individual shareholders (the "Vogel plaintiffs") and The PBHG Funds, Inc. ("PBHG"), as co-lead plaintiffs and ColPERA's counsel (Grant & Eisenhofer), the Vogel plaintiffs' counsel (Milberg Weiss Hynes Lerach & Bershad), and PBHG's counsel (Chitwood & Harley), as co-lead counsel. (ColPERA appealed this decision; the United States Court of Appeals for the Second Circuit dismissed the appeal.)

         On October 2, 1998, the co-lead plaintiffs filed a Consolidated and Amended Class Action Complaint ("Amended Complaint"). The Amended Complaint (which has since been further amended by stipulation) names as defendants Oxford, Oxford Health Plans (NY), Inc., KPMG LLP (which was Oxford's outside independent auditor during 1996 and 1997) and several current or former Oxford directors and officers (Stephen F. Wiggins, William M. Sullivan, Andrew B. Cassidy, Brendan R. Shanahan, Benjamin H. Safirstein, Robert M. Smoler, Robert
B. Milligan, David A. Finkel, Jeffery H. Boyd, and Thomas A. Travers). The Amended Complaint purports to be brought on behalf of purchasers of Oxford's common stock during the period from November 6, 1996 through December 9, 1997 ("Class Period"), purchasers of Oxford call options or sellers of Oxford put options during the Class Period and on behalf of persons who, during the Class Period, purchased Oxford's securities contemporaneously with sales of Oxford's securities by one or more of the individual defendants. The Amended Complaint alleges that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in Oxford's computer system and the Company's membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable. The Amended Complaint also asserts claims against the individual defendants alleging "controlling person" liability under Section 20(a) of the Exchange Act. The Amended complaint also alleges violations of Section 20A of the Exchange Act by virtue of the individual defendants' sales of shares of Oxford's common stock while the price of that common stock was allegedly artificially inflated by allegedly false and misleading statements and omissions. The Amended Complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

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

         By order dated July 9, 1999, the Court approved a Case Management Plan submitted by counsel for both plaintiffs and defendants, which Plan provides, inter alia, that (1) discovery and briefing of class certification issues shall be completed by December 10, 1999, (2) the parties shall attempt to complete all merits discovery in the case by September 15, 2000, and (3) summary judgment motions shall be filed by August 17, 2001.

         The State Board of Administration of Florida ("SBAF") has also commenced an action against Oxford and certain individuals captioned State Board of Administration of Florida v. Oxford Health Plans, Inc. et al.,

No. 397 CV 02670 (D. Conn.). Pursuant to the JPML order discussed above, that action has been transferred to Judge Brieant for coordination with the pretrial proceedings in the class actions. In addition to asserting claims similar to those asserted in the Amended Complaint, SBAF has asserted claims alleging: (i) violations of Section 18(a) of the Exchange Act, by virtue of alleged false and misleading information disseminated in the 10-K report Oxford filed for the year ended December 31, 1996; (ii) violations of the Florida Blue Sky laws; and (iii) common law fraud and negligent misrepresentation. SBAF is seeking unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. The parties have stipulated, and Judge Brieant has ordered, that SBAF will be bound by the dismissal of any claims it has that are asserted in the Amended Complaint. In addition, the parties have stipulated that Oxford has until November 25, 1999 to file an answer or move to dismiss the SBAF action. Defendants intend to move to dismiss the SBAF action, to the extent it includes claims not addressed by Judge Brieant's decisions denying the motions to dismiss the Amended Complaint.

         The outcomes of these actions cannot be predicted at this time, although the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

         STOCKHOLDER DERIVATIVE LITIGATION

         As previously reported by the Company, in the months following the October 27, 1997 decline in the price per share of the Company's common stock, ten purported stockholder derivative actions were commenced on behalf of the Company in Connecticut Superior Court (the "Connecticut derivative actions") and in the United States District Courts for the Southern District of New York and the District of Connecticut (the "federal derivative actions") against the Company's directors and certain of its officers (and the Company itself as a nominal defendant).

         The complaints in the Connecticut derivative actions generally allege that defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes in Oxford's computer system, by failing to design and to implement adequate financial controls and information systems for the Company, and by making misrepresentations concerning Oxford's membership enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The complaints further allege that certain of the defendants breached their fiduciary obligations to the Company by disposing of Oxford common stock while the price of that common stock was artificially inflated by their alleged misstatements and omissions. The complaints seek unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. None of the plaintiffs has made a demand on the Company's Board of Directors that Oxford pursue the causes of action alleged in the complaint. Each complaint alleges that plaintiff's duty to make such a demand was excused by the directors' alleged conflict of interest with respect to the matters alleged therein.

         In March 1998, Oxford and certain of the individual defendants moved to dismiss or, alternatively, to stay the Connecticut derivative actions. Since then, the parties to the Connecticut derivative actions have stipulated, under certain conditions, to hold all pretrial proceedings in those actions in abeyance during the pretrial proceedings in the federal derivative actions, and to allow the plaintiffs in the Connecticut derivative actions to participate to a limited extent in any discovery that is ultimately ordered in the federal derivative actions. On February 19, 1999, Judge Brieant entered an order in the federal derivative actions permitting the plaintiffs in the Connecticut derivative actions to participate to a limited extent in any discovery that occurs in the federal derivative actions.

         Meanwhile, January 27, 1998, defendants filed an application with the JPML to transfer the federal derivative actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the Southern District of New York. On April 28, 1998, the JPML entered an order transferring all of these actions for consolidated or coordinated pretrial proceedings, together with the securities class actions discussed above, before Judge Brieant. The parties to the federal derivative actions agreed to suspend discovery in those actions until the filing of a consolidated amended derivative complaint in those actions and during the pendency of any motion to dismiss or to stay the federal derivative actions or the securities class actions. A stipulation memorializing this agreement, consolidating the federal derivative actions under the caption In re Oxford Health Plans, Inc. Derivative Litigation, MDL-1222-D, and appointing lead counsel for the federal derivative plaintiffs, was entered and so ordered by Judge Brieant on September 26, 1998.

         On October 2, 1998, the federal derivative plaintiffs filed an amended complaint. On January 29, 1999, they filed a second amended derivative complaint (the "Amended Derivative Complaint"). The Amended Derivative Complaint names as defendants certain of Oxford's directors and a former director (Stephen F. Wiggins, James B. Adamson, Robert B. Milligan, Fred F. Nazem, Marcia J. Radosevich, Benjamin H. Safirstein and Thomas A. Scully) and the Company's former auditors KPMG LLP, together with the Company itself as a nominal defendant. The Amended Derivative Complaint alleges that the individual defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes to Oxford's computer system, by failing to design and implement adequate financial controls and information systems for the Company and by making misrepresentations concerning Oxford's membership, enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The Amended Derivative Complaint further alleges that certain of the individual defendants breached their fiduciary obligations to the Company by selling shares of Oxford common stock while the price of the common stock was allegedly artificially inflated by their alleged misstatements and omissions. The Amended Derivative Complaint seeks declaratory relief, unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. No demand has been made upon the Company's Board of Directors that Oxford pursue the causes of action alleged in the Amended Derivative Complaint. The Amended Derivative Complaint alleges that the federal derivative plaintiffs' duty to make such a demand was excused by the individual defendants' alleged conflict of interest with respect to the matters alleged therein.

         On March 15, 1999, Oxford, the individual defendants and, separately, KPMG LLP, moved to dismiss the Amended Derivative Complaint, and oral argument on defendants' motion was heard on June 24, 1999. By Memorandum and Order dated July 19, 1999, Judge Brieant ordered that the motions of Oxford, the individual defendants and KMPG be held in abeyance until such time as the securities class action litigation is resolved or discovery is completed, or until further order of the Court, and that by March 1, 2000, the Court would reassess the status of the motions to dismiss. The Court further ordered that, in the interim, the derivative plaintiffs shall not conduct their own discovery but shall be permitted limited participation in discovery conducted in the securities class action litigation.

         Although the outcome of the federal and Connecticut derivative actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints.

         STATE INSURANCE AND HEALTH DEPARTMENTS

         On August 10, 1998, the New York State Insurance Department ("NYSID") completed its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. In the Reports on Examination (the "Reports") the NYSID, based on information available through July 1998, determined that certain assets on the December 31, 1997 balance sheets of the Company's New York subsidiaries should not be admitted for statutory reporting purposes and NYSID actuaries recorded additional reserves totaling approximately $81.3 million for both subsidiaries on the balance sheet as determined by the examiners. The Company contributed $152 million to the capital of its New York HMO and insurance subsidiaries in satisfaction of the issues raised in the Reports relating to the subsidiaries' financial statements, and maintaining such subsidiaries' compliance with statutory capital requirements as of June 30, 1998. The Reports also made certain recommendations relating to financial record-keeping, settlement of intercompany accounts and compliance with certain NYSID regulations. The Company has agreed to address the recommendations in the Reports. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has directed the Company's New York subsidiaries to obtain notes or other written evidence of agreements to repay from each provider who has received an advance. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing, the level of commissions paid to brokers and the determination of premium rates for commercial group customers.

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

         The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. On May 26, 1999, the NYSID issued rule interpretations in Circular Letter 13, effective February 1, 2000, which requires the Company and competing health plans to fully community-rate all HMO-based point-of-service ("POS") products. This policy will impact the current methodology for determining premium rates for Company's large group business. In order to maintain a substantially similar pricing methodology, the Company plans to offer its large group Freedom Plan product through its health insurance subsidiary. The implementation of this plan is not likely to occur until a few months after the February 1, 2000 effective date of Circular Letter 13. The offering is subject to NYSID approval of forms and rates and there can be no assurance approval will be timely received. The approval process may also give rise to regulatory issues, which could affect the terms of the products to be offered or the terms of arrangements between the Company and healthcare providers.

         At this time, the Company cannot predict the outcome of continuing market conduct reviews by the NYSID, enforcement of the New York prompt payment law or recent changes in premium pricing practices.

         The New Jersey Department of Health and Senior Services ("NJDHSS") has completed or is nearing completion of a routine periodic audit of the Company's New Jersey operations. In addition, by letter dated June 15, 1999, the NJDHSS notified Oxford that its review of complaints from Oxford providers indicated that Oxford may be in violation of New Jersey's Prompt Pay Statute and associated regulations, and that these alleged violations could result in the imposition of a fine. Oxford has submitted information to the NJDHSS regarding the alleged violations and will continue to work with the NJDHSS to resolve these issues. At this time, Oxford cannot predict the outcome of these matters.

         The NJDBI is nearing completion of its market conduct and financial examinations of the Company's New Jersey HMO subsidiary. The market conduct examination relates to the subsidiary's activities in 1997 and the first half of 1998 and is expected to assert deficiencies relating to, among others, claims processing and handling of complaints. The NJDBI is likely to seek imposition of a fine in connection with completion of the examination. In connection with the financial examination, the NJDBI is requiring the Company to provide certain collateral for repayment of advances made in 1997 to providers in respect of delayed claims by setting aside in trust at the parent company funds equal to the admitted portions of the advances on the New Jersey subsidiary's statutory financial statements. See "Liquidity and Capital Resources."

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

         The Attorney General served another subpoena duces tecum, dated July 20, 1999, on Oxford. This subpoena was served on Oxford and other New York health care plans as part of an investigation by the Attorney General. The subpoena seeks production of certain documents relating to Oxford's utilization review process. Utilization review is the review undertaken by a health care plan to determine whether a requested health care service that has been, will be or is being provided to an Oxford member is medically necessary. Oxford is in the process of producing documents in response to the subpoena.

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

         ARBITRATION PROCEEDINGS

         As previously reported by the Company, on February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intention to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. On August 12, 1999, the New York State Supreme Court granted Oxford's petition for a permanent stay of this proceeding and on September 22, 1999, NYCMS filed a notice of appeal of this decision.

         In addition, on March 30, 1998, Oxford received a demand for arbitration from two physicians purporting to commence a class action arbitration before the AAA in Connecticut against Oxford alleging breach of contract and violation of the Connecticut Unfair Insurance Practices Act.

         Also, some individual physicians claiming that payments under their contracts with Oxford were delayed have announced their intention to commence arbitration proceedings against Oxford. Oxford has been served with notices of intent to arbitrate, on behalf of more than thirty-five individual physicians. More than twenty-five arbitration proceedings have been filed by individual physicians, one of which has been withdrawn

         In November 1998, various individual physicians purported to amend their demands for arbitration by adding a claim for punitive damages. These claims all allege that Oxford's failure to develop the computer systems and personnel necessary for the prompt and efficient processing of claims was reckless and intentional, and that Oxford's failure to pay claims was arbitrary, capricious and without good faith basis.

         On May 14, 1999, Oxford filed a motion to dismiss the punitive damages claim in one of the individual arbitration cases, Ritch v. Oxford, on the grounds that, inter alia, plaintiff had failed to allege any tort claim and that a complaint for breach of contract will not support punitive damages. After briefing and oral argument on this issue in the Ritch case, plaintiff was permitted to amend his complaint on June 17, 1999 to add a cause of action for fraud. Oxford subsequently renewed its motion to dismiss the punitive damages claim, which motion was granted on August 10, 1999. The Company will seek to have the decision with respect to the punitive damages motion followed in the other individual arbitration cases.

         In September 1999, Oxford and counsel for the NYCMS and various individual physicians agreed to suspend all arbitration proceedings on behalf of the NYCMS and the individual physicians pending settlement talks.

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

         OTHER

         On May 18, 1998, a purported "Class Action Complaint" was brought against Oxford and other unnamed defendant plan administrators filed in the United States District Court for the Eastern District of New York by four plaintiffs who claim to be beneficiaries of defendants' health insurance plans seeking declaratory and other relief from defendants for alleged wrongful denial of insurance coverage for the drug Viagra. On September 8, 1998, Oxford moved to dismiss the complaint based on plaintiffs' failure to exhaust their administrative remedies. By Memorandum and Order dated August 23, 1999, this motion was denied.

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

         On January 8, 1999, defendants: (1) served an answer and counterclaims in the Complete Medical Care case; (2) filed a motion to compel arbitration and dismiss the United Medical Care complaint; and (3) moved to dismiss the Fukilman
v. Oxford complaint. Defendants' motions to dismiss have been fully briefed and argued, and are now pending before the New York State Supreme Court.

         On September 28, 1999, Travers O'Keefe & Associates, Inc. ("Travers"), an insurance brokerage firm, brought an action against the Company and its insurance subsidiary, Oxford Health Insurance, Inc. (for this paragraph only, together, "Oxford") in the New York State Supreme Court, County of New York. Travers alleges that Oxford's termination of its broker contract was in retaliation for complaints made by Travers against Oxford with the NYSID. Travers asserts causes of action for breach of contract, tortious interference with contract and prima facie tort and seeks damages in an amount exceeding $10 million. Travers' motion for a preliminary injunction in the matter was denied. Oxford has asserted counterclaims and a third-party complaint alleging that Travers and a current Travers employee, have engaged in a pattern of wrongdoing against Oxford.

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

         In addition, several managed care organizations have recently been sued in class action lawsuits asserting various causes of action under RICO and ERISA. These lawsuits typically assert that the health plans have employed criteria and procedures for providing care that are inconsistent with those stated in the certificates and other information provided to their members, and that because of these intentional misrepresentations and omissions, a class of all plan members has been injured by virtue of the fact that they received benefits of lesser value than the benefits represented to and paid for by such members. According to recent press reports, these are the first of many lawsuits being prepared against various HMOs.

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

         For a full description of legal proceedings against the Company, see the Company's Form 10-K/A for the year ended December 31, 1998, Form 10-Q/A for the quarterly period ended March 31, 1999 and Form 10-Q for the quarterly period ended June 30, 1999, all of which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION

STATUS OF INFORMATION SYSTEMS

         During 1999, the Company made significant progress in resolving software and hardware problems that began in 1996 with the conversion of a significant part of its business operations to a new computer operating system developed at Oxford. The current system has been substantially remediated to address issues which resulted in significant delays in the Company's claims payments and group and individual billing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". However, the Company is continuing to seek improvements to, to add needed functionality to and to work on requisite modifications and enhancements to its computer operating systems.

         Although the Company made certain modifications and enhancements to attempt to improve systems controls and processing efficiencies during 1998 and 1999, the Company continues to review its long-term information system strategy. The Company's resources are currently focused on (i) making requisite modifications and enhancements to the existing information systems and (ii) establishing improved performance and management information.

         There can be no assurance that the Company will be successful in eliminating the system problems that have resulted in payment delays and claims processing errors. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems will not be delayed or that additional systems issues will not arise in the future.

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
                  3(a)              Second Amended and Restated Certificate of
                                    Incorporation, as amended, of the Registrant

                  3(b)              Amended and Restated By-laws of the
                                    Registrant

                  4(a)              Certificate of Designations of Series D
                                    Cumulative Preferred Stock

                  4(b)              Certificate of Designations of Series E
                                    Cumulative Preferred Stock

                  10(a)             Amendment, dated October 12, 1999, to Letter
                                    Agreement, dated July 24, 1998, between the
                                    Registrant and Benjamin Safirstein, M.D.

                  15                Letter of Ernst & Young LLP re Unaudited
                                    Condensed Consolidated Interim Financial
                                    Information

         (b)      Reports on Form 8-K

                  In a report on Form 8-K dated June 30, 1999 and filed on July 1, 1999, the Company reported under Item 5. "Other Events" certain information regarding its Medicare programs.

                  In a report on Form 8-K dated July 10, 1999, and filed on July 22, 1999, the Company reported, under Item 5. "Other Events," certain information regarding its New Jersey Medicare program.

                  In a report on Form 8-K dated July 29, 1999, and filed on August 2, 1999, the Company reported, under Item 5. "Other Events," its second quarter 1999 earnings press release.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           OXFORD HEALTH PLANS, INC.
                                           -------------------------------------
                                           (REGISTRANT)


     November 15, 1999                         /s/ NORMAN C. PAYSON, M.D.
---------------------------                -------------------------------------
           Date                                    NORMAN C. PAYSON, M.D.,
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


     November 15, 1999                             /s/ YON Y. JORDEN
---------------------------                -------------------------------------
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

         4(a)     Certificate of Designations of Series D Cumulative Preferred
                  Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

         4(b)     Certificate of Designations of Series E Cumulative Preferred
                  Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

         10(a)    Amendment, dated October 12, 1999, to Letter Agreement, dated
                  July 24, 1998, between the Registrant and Benjamin Safirstein,
                  M.D.*

         15       Letter of Ernst & Young LLP re Unaudited Condensed
                  Consolidated Interim Financial Information*


*Filed herewith