Form 10-K
period 1999-12-31
OXFORD HEALTH PLANS INC
filed 2000-03-24
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1999
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File Number:                           0-19442
                       ---------------------------------------------------------

                            OXFORD HEALTH PLANS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                       06-1118515
      (State or other jurisdiction            (IRS Employer
   of incorporation or organization)        Identification No.)


48 Monroe Turnpike, Trumbull, Connecticut         06611
(Address of principal executive offices)        (Zip Code)

                                (203) 459 - 6000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                             Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 2000, there were 82,002,179 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was $1,254,846,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Oxford Health Plans, Inc. ("Oxford" or the "Company"), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company currently providing health benefit plans primarily in New York, New Jersey and Connecticut. The Company's product line includes its point-of-service ("POS") plans, the Freedom Plan and the Liberty Plan, traditional health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), Medicare+Choice ("Medicare") plans and third-party administration of employer-funded benefit plans ("self-funded health plans"). The Company's principal executive offices are located at 48 Monroe Turnpike, Trumbull, Connecticut 06611, and its telephone number is (203) 459-6000. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

    The Company currently offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ") and Oxford Health Plans (CT), Inc. ("Oxford CT") and through Oxford Health Insurance, Inc. ("OHI"), the Company's health insurance subsidiary. OHI currently does business under accident and health insurance licenses granted by the Departments of Insurance of New York, New Jersey, Connecticut and Pennsylvania.

    The Company is not dependent on any single employer or group of employers, as the largest employer group contributed approximately 1% of total premiums earned during 1999 and the ten largest employer groups contributed approximately 6.5% of total premiums earned during 1999. The Company's Medicare revenue under its contracts with the federal Health Care Financing Administration ("HCFA") represented approximately 18% of its premium revenue earned during 1999.

LOSSES/FINANCING

     The Company incurred net losses of $291 million in 1997 and $624 million in 1998. As a result of such losses, the Company was required to make capital contributions of $4.5 million and $537.5 million to certain of its HMO and insurance subsidiaries in 1999 and 1998, respectively. In order to fund its operating losses and such capital contributions, in May 1998 the Company raised a total of $710 million in new capital (the "Financing") through the following arrangements: (i) the Company sold $350 million of preferred stock to TPG Partners II, L.P. (formerly TPG Oxford LLC) and certain of its affiliates ("TPG") and designees under an Investment Agreement, dated as of February 23, 1998, as amended, together with warrants to acquire up to 22,530,000 shares of the Company's common stock at an exercise price of $17.75; (ii) the Company issued $200 million of 11% Senior Notes due 2005 (the "Senior Notes") pursuant an Indenture, dated as of May 13, 1998; and (iii) the Company entered into a Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"), pursuant to which the Company borrowed $150 million in the form of a senior secured term loan. For additional information regarding the preferred stock, the warrants, the Senior Notes and the Term Loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources". Simultaneously with the aforementioned transactions, Norman C. Payson, M.D., the Company's Chief Executive Officer, purchased 644,330 shares of Oxford common stock for a purchase price of $10 million.

OPERATIONAL TURNAROUND

    In May 1998, the Company commenced a major restructuring effort (the "Turnaround Plan") designed to reduce medical and administrative costs, strengthen its computer systems, reduce claims payment delays, shed unprofitable lines of business, exit businesses not related to its core Tri-State market area and increase premium yields on its products. By the close of 1998, the Company had installed a new senior management team, withdrawn from the Illinois market and shut down its specialty management business, imposed stronger utilization controls, reduced fee structures for certain physicians and other providers and started the process of rationalizing its commercial book of business. During 1999 the Company substantially completed its withdrawal from the Florida, New Hampshire and Pennsylvania markets, disposed of its minority interest in Ralin, Inc. and disposed of its wholly-owned mail order pharmacy subsidiary, Direct Script, Inc. During 1999, the Company also exited the Medicaid business, exited the Medicare business in Pennsylvania and in several counties in New York, New

Jersey and Connecticut where reimbursement was unacceptable, entered into an agreement transferring medical cost risk for its Medicare members in certain New York counties, increased premium yield, reduced acute hospital utilization days, stabilized its computer operations, reduced clean claims payment to approximately 10 days on average and deleted certain unprofitable products, all of which contributed to a medical loss ratio (" MLR") in the fourth quarter of 1999 of 81.8% (exclusive of favorable prior period reserve developments). With respect to administrative costs, the Company reduced its full-time equivalent staff count from over 7,200 in the beginning of 1998 to approximately 4,200 at the end of 1999, vacated over 1,000,000 square feet of space, reorganized work flows and generally tightened costs so as to reduce the fourth quarter 1999 administrative loss ratio to 12.5% (exclusive of a one time insurance premium charge).

RECENT FINANCIAL DEVELOPMENTS

     As a result of the Turnaround Plan, the Company had net income of $319.9 million in 1999 (including the recognition of deferred tax assets of $225 million) and produced operating cash flow of $95 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". These results permitted the Company to repurchase (i) 89,616 shares of Series E Cumulative Preferred Stock, par value $.01 per share (the "Series E Preferred Stock") and 28,780 shares of Series D Cumulative Preferred Stock, par value $.01 per share (the "Series D Preferred Stock") with dividend rates of approximately 14% and 5%, respectively, at a total cost of $130 million and (ii) $14 million of loans outstanding under its Term Loan. The Company has remaining cash available in the parent company of approximately $100 million. The Company may repurchase a portion of its Term Loan from such available cash in the second quarter of 2000 and may repurchase Senior Notes and additional shares of Series D Preferred Stock or Series E Preferred Stock.

COMPANY'S FUTURE STRATEGY

     The Company's strategy for operating its business during the Years 2000 and 2001 consists of three main elements: (1) to expand its small group and large group business through increased sales, (2) to continue the reduction in administrative costs that began under the Turnaround Plan while improving operating performance and continuing to have reasonable operating results and
(3) to reduce its cost of capital by reducing amounts outstanding under or restructuring the agreements in respect of the Series D Preferred Stock and Series E Preferred Stock, Term Loan and Senior Notes.


PRODUCTS

FREEDOM PLAN

    Oxford's Freedom Plan is a POS health care plan that combines the benefits of Oxford's HMOs with some of the benefits of conventional indemnity health insurance. Oxford's Freedom Plan gives members the option at any time of using the network of providers under contract with Oxford's HMOs or exercising their freedom to choose providers not under contract with Oxford, although certain benefits are only available through network providers. The Freedom Plan had approximately 1,210,500 members at December 31, 1999 compared with 1,318,100 at the end of 1998. As a percentage of total premiums earned, Freedom Plan premiums were 67.9% in 1999 and 61.0% in 1998. The largest employer group offering the Freedom Plan accounted for approximately 1.2% of Freedom Plan premiums earned during 1999, and the ten largest employer groups offering the Freedom Plan accounted for 7.2% of Freedom Plan premiums earned in 1999.

    Oxford has targeted small to medium-size employers (10 to 1,500 employees) for this product. New York Freedom Plan enrollment accounts for almost 80% of all Freedom Plan enrollment. In New York, each Freedom Plan member currently receives two forms of coverage - HMO coverage through Oxford NY and conventional insurance through OHI, although Oxford intends to transition its large Freedom Plan groups to an OHI stand-alone product by 2001 subject to regulatory approval. In New Jersey and Connecticut, each member receives Freedom Plan coverage through one contract. For Freedom Plan coverage, employers receive one monthly bill and have both the in-network and out-of-network coverage administered by Oxford.

    HMOs

    Oxford currently offers HMO plans in New York, New Jersey and Connecticut. The largest HMO commercial employer group accounted for 4.5% of total HMO premiums earned during 1999, while the ten largest HMO groups accounted for 20.3% of total HMO premiums earned in 1999. Commercial HMO membership was approximately 235,400 members at December 31, 1999 compared with 260,700 members at the end of 1998. As a percentage of total premiums earned, group commercial HMO revenues were 11.9% in 1999 and 11.8% in 1998.

    Liberty Plan

    The Company's Liberty Plan is a POS health care plan. This plan offers lower premiums than the standard Freedom Plan by allowing member groups to choose from a smaller network of in-network providers. The Company believes that the Liberty Plan provider network, while smaller than the Freedom Plan network, is competitive in size and quality with networks of certain other health plans in the New York metropolitan area. Liberty Plan membership, which is included in the Freedom Plan membership, was approximately 143,400 members at December 31, 1999 compared with 140,800 members at the end of 1998.

    Individual Plans

    New York requires HMOs doing business in the community-rated small group market to offer POS and HMO coverage with mandated benefits to individuals (the "New York Mandated Plans"). Oxford also continues to cover individuals in New York under a grandfathered POS plan (together with the New York Mandated Plans, the "New York Individual Plans"). The grandfathered plan is closed to new membership. The Company offers individual HMO and various individual indemnity plans in New Jersey (the "New Jersey Mandated Plans"). The Company had approximately 63,700 members in the New York Individual Plans as of December 31, 1999 as compared with 68,700 members as of December 31, 1998. The Company had approximately 5,200 members in the New Jersey Mandated Plans as of December 31, 1999. Such membership amounts are included in the Freedom Plan and HMO plan membership.

    The Company believes it experiences significant selection bias in its New York Individual Plans, which are chosen, on average, by individuals who require more health care services than the average commercial population. In April 1998, the New York State Insurance Department ("NYSID") directed the Company to apply funds allocated to the Company from the New York State Market Stabilization Pools (the "Pools") in the individual and small group market in lieu of requested rate increases. The Company received approximately $12.8 million in 1998 from the Pools. The NYSID is currently finalizing two sets of regulations which will modify the methodology used to fund the Pools and to distribute monies from the Pools. One proposed regulation will change the distribution formula of the remaining 1997 and 1998 Pool amounts. The second regulation will make changes to the pooling methodology to fund the Pools on a permanent basis retroactive to January 2000 and to distribute monies from the Pools retroactive to January 1999. Although the Company anticipates that it will receive refunds from the Pools for 1999 and 2000, there can be no assurance that such payments will be received or, if received, will cover the Company's excess costs in the New York Individual Plans.

    In an effort to better control medical costs and utilization and to promote affordability for the individual plans, beginning in September 1999 for new members, and upon renewal for existing members, the Company converted the provider network serving the New York Individual Plans from the Freedom Plan network of providers to the smaller Liberty Plan network of providers. The Company also filed with the NYSID an overall scheduled rate increase of approximately 10% for the New York Mandated Plans to be effective April 1, 2000. The Company expects that the New York Individual Plans will continue to experience losses due to high medical costs. Further, there can be no assurance that the Company will continue to be successful in implementing the foregoing network changes or cost and utilization controls.

    Medicare

    The Company offers as Oxford Medicare Advantage a number of Medicare plans to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries.

     At December 31, 1999, the Company had approximately 97,700 Medicare members enrolled in its Medicare plans compared with 148,600 members at the end of 1998. The reduction in membership is primarily the result of the Company's withdrawal from the Medicare program in certain counties in New York, New Jersey and Connecticut and from the Commonwealth of Pennsylvania. Medicare accounted for approximately 17.6% of total premiums earned for the year ended December 31, 1999 compared with 21.9% in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of prior operating losses incurred in the Company's Medicare programs.

    Under its Medicare contracts with HCFA, the Company receives a fixed per member per month capitation amount established annually by HCFA. The Company bears the risk that the actual costs of health care services may exceed the capitation amounts received by the Company. See "Business - Government Regulation - Recent Regulatory Developments". Medicare contracts provide revenues that are generally higher per member than those for non-Medicare members. Such contracts, however, also carry certain risks such as higher comparative medical costs and regulatory and reporting requirements per member. The Company has developed a network of physicians and other providers to serve its Medicare enrollees. The Company has an agreement covering approximately 22,000 Medicare members in certain New York counties pursuant to which it has transferred a substantial portion of the medical cost risk for its Medicare business in these counties to a large hospital system. See "Business - Cost Containment Arrangements - Medicare".

    Medicaid

    The Company withdrew from the Medicaid program in Connecticut and New Jersey, effective April 1, 1998 and July 1, 1998, respectively. In January 1999, the Company completed the assignment of its New York Medicaid contract and certain rights under its provider agreements to a third party for approximately $13.5 million. In January 1999, the Company also concluded the sale of its Pennsylvania HMO subsidiary, including the Pennsylvania Medicaid business, for approximately $7.1 million. Accordingly, as of February 1, 1999, the Company ceased participating in any state Medicaid programs.

    Other Products

    The Company currently offers a PPO product in New Jersey and Pennsylvania and a non-gatekeeper POS plan in New York. The current Pennsylvania PPO membership is minimal. Applications for approval of PPO products have been filed in both New York and Connecticut.

    Oxford also offers self-funded health plans pursuant to which the employer self-insures, and Oxford processes, health care expenses. Oxford assumes no risk for the cost of health care for these contracts and receives a monthly fee for its administrative services. As of December 31, 1999, the Company was administering nineteen self-funded groups in New York and eleven self-funded groups in New Jersey, covering approximately 50,100 members in total. As a percentage of total premiums earned, self-funded revenues were 0.4% in both 1999 and 1998.

MARKETING AND SALES

    Oxford distributes its products through several different internal channels, including direct sales representatives, business representatives, inbound telemarketing representatives and executive account representatives as well as through external insurance agents, brokers and consultants.

    Internal Representatives

    The direct sales representatives sell the Company's traditional HMO programs, the Freedom Plan, the Liberty Plan, the PPO plans and the self-funded plans directly to employers. The direct sales force is organized into units in each of the Company's regions. Separate regional sales executives are responsible for each direct sales unit. The Company also maintains a Medicare sales force that sells directly to Medicare beneficiaries. The Company's marketing department develops television advertising, as well as direct mail advertising, targeted print advertisements and internally generated marketing publications for use by the direct sales force, the Medicare sales force and the independent brokers, agents and consultants.

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

    Independent Insurance Agents and Brokers

    The primary distribution system for the group health insurance industry in the Company's service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 10,200 independent insurance agents and brokers as of December 31, 1999 (compared with 9,200 at the end of 1998) who are paid a commission on sales. The Company maintains regional broker business unit representatives who work directly with the independent agents and brokers. The independent insurance agents and brokers have been responsible for a significant portion of Oxford's Freedom Plan and Liberty Plan enrollment growth during their initial years, and the Company expects to continue using independent insurance agents and brokers in its marketing system in the future. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region. However, no assurance can be given that the Company will continue to be able to maintain as large a distribution system of independent insurance agents and brokers as it has in the past.

PHYSICIAN NETWORK

    The Company's HMO and POS health care programs are designed around primary care physicians, who assume overall responsibility for the care of members and determine or recommend the nature and extent of services provided to any given member. Primary care physicians provide preventive and routine medical care and are also responsible for making referrals to contracted specialist physicians, hospitals and other providers. Medical care provided directly by primary care physicians includes the treatment of illnesses not requiring referrals, as well as periodic physical examinations, routine immunizations, maternity and well child care and other preventive health services.

    Oxford maintains a network of more than 52,000 physicians and other providers that are under contract with the Company, of which approximately 30,200 are in New York, 14,100 are in New Jersey and 7,600 are in Connecticut. The Company also maintains a small network of providers to service its remaining Pennsylvania PPO business. The majority of Oxford's physicians have contracted individually and directly with Oxford, although Oxford also has contracts with hospitals, physician hospital organizations, individual practice associations ("IPAs") and physician groups. The Company has four arrangements with physician IPA groups

("Partnerships") whereby the Partnerships assume certain risks for medical costs and can receive incentive payments upon achievement of certain benchmarks.

    Exclusive of the Partnerships and the risk sharing arrangement for a portion of the Company's Medicare business described below, Oxford compensates its participating physicians primarily based upon a fixed fee schedule, under which physicians receive payment for specific procedures and services. The Company's fee-for-service reimbursement program for participating physicians is designed to achieve delivery of cost-effective, quality health care by its physician network.

    The Company worked during 1999 to improve its relations with the physician community. Local physicians have been added to the board of directors of Oxford NY, Oxford NJ and Oxford CT and local specialty colleges have been involved in the development of the Company's utilization management policies. In addition, the Company has over 100 practicing physicians from its service area participating on committees that advise the Company on the development of treatment and payment policies.

HOSPITAL ARRANGEMENTS

    The Company has contracts with over 240 hospitals in its New York, New Jersey and Connecticut service areas providing for inpatient and outpatient care to the Company's members at prices usually discounted from the hospital's billed charges. The Company believes that the rates in these contracts are generally competitive and, in many cases, revenue received from the Company represents a significant portion of the hospital's total revenue. Most of these contracts may be terminated after a specified notice period or have remaining terms of less than one year. In addition, there has been significant consolidation among hospitals in the Company's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, the Company has the risk that certain hospitals may seek higher rates and, in connection therewith, threaten to or, in fact, terminate their agreements with the Company. In 1999, the Company entered into multi-year agreements with two major hospital systems in an attempt to reduce its future risk with respect to hospital costs and is currently negotiating with other hospital systems for similar long-term arrangements. See "Cautionary Statement Regarding Forward - Looking Statements".

COST CONTAINMENT ARRANGEMENTS

     Medicare

     In an effort to control increasing medical costs in its Medicare programs, the Company has an agreement with North Shore-Long Island Jewish Health Systems ("North Shore") pursuant to which it has transferred to North Shore a substantial portion of the medical cost risk for its approximately 22,000 Medicare members in certain New York counties where it had experienced substantial losses. The Company and North Shore have made progress in resolving certain initial operational difficulties. The Company bears the risk of nonperformance or default by North Shore, and the failure of the North Shore arrangement could have a material adverse effect on the Company's results of operations. A similar agreement covering New Jersey Medicare members was terminated in July 1999. The Company is currently in arbitration proceedings to resolve the New Jersey agreement. See "Legal Proceedings - Other".

     Implementing the Medicare risk sharing contract involves various risks and operational challenges, and there can be no assurance that this contract will be successful in reducing the Company's future costs. Moreover, cost savings under this contract are achieved in certain instances through fee reductions, more rigorous utilization review and reductions in the size of the provider network, all of which may adversely affect member and provider satisfaction with the Company's Medicare plans. This arrangement is subject to compliance with risk sharing regulations adopted by HCFA and the State of New York which require disclosure and reinsurance for specified levels of risk sharing. See "Cautionary Statement Regarding Forward - Looking Statements".

     Ancillary Services

     In 1999 the Company entered into long-term cost containment agreements with various entities which are structured to provide savings to the Company over the next several years. With respect to laboratory and radiology services, the Company's exposure for specified procedures is fixed at a negotiated aggregate per member per month cost which is significantly less than the Company's historical costs for such services. In the case of pharmacy costs, the vendor has agreed to assume, subject to various qualifications, a large portion of the Company's pharmacy cost increases during the 1999-2000 years based upon underlying pharmacy cost trend guarantees which are lower than expected national pharmacy cost trends. In the case of physical therapy services, the Company has a long-term agreement with an insurance company which, through reinsurance, limits the Company's cost for physical therapy services to a negotiated range of costs which are below the Company's historical costs with the Company retaining risk for costs in excess of the reinsurance limit. The Company also has reinsurance supporting the radiology services agreement.

     In these agreements, the Company undertakes various obligations, including changes to its medical management policies and internal business procedures, some of which require computer programming, alteration of existing referral patterns and the like, as well as regulatory approvals. Because of the complexity of its medical delivery system, disputes arise over the degree of the Company's satisfaction of its various obligations under these cost containment agreements. Some of these disputes involve substantial amounts and some are in arbitration. The Company believes its financial statements are fairly stated as to the potential effect of such disputes. The aggregate effect of such cost containment agreements in 1999 was to substantially reduce the Company's costs for covered services and to contribute in part to the Company's ability to constrain the net increase in its total medical costs. The Company expects such agreements to assist in constraining 2000 medical cost increases to less than expected premium rate increases, but there can be no assurance that the Company's medical costs will be so limited.

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

     Beginning in the second half of 1999, in an attempt to overcome issues surrounding retrospective denial of payment for health care services, lack of assigned responsibility and accountability and to improve communication and enhance customer service, the Company implemented the Day of Service-Decision Making program. The Day of Service-Decision Making program commits the Company to making payment certification decisions about hospital stays in advance so the hospital is advised in advance if a hospital day will be approved and can, therefore, more appropriately manage post-hospital care through nursing home or home health care providers. As a result of the Day of Service-Decision Making program, the Company's use of retrospective denials of hospital days has generally ceased except in unusual circumstances.

STATUS OF INFORMATION SYSTEMS

    During 1999, the Company resolved a majority of its software and hardware problems that began in 1996 with the conversion of a significant part of its business operations to a new computer system. The Company's claims payments and group and individual billing operations are substantially current. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company continues to seek improvements and additional functionality in, and to more closely integrate, its two computer systems.

    There can be no assurance that the Company will be successful in preventing future system problems that could result in payment delays and claims processing errors. Operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. Computer hardware is subject to unplanned downtime, as well as natural disasters, which could adversely affect the Company's operations.

QUALITY MANAGEMENT

    The majority of Oxford's physicians in its commercial and Medicare rosters are board certified in their specialty (by passing certifying examinations in the specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. Board certification is one measure of a physician's expertise. Additionally, Oxford has a credentialing procedure that consists of: primary verification of all credentials; query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges; and on-site office evaluation of selected providers to determine compliance with Oxford standards. Oxford also periodically recredentials all providers. The recredentialing review consists of repeating the initial credentialing process as well as a review of the provider's practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the provider, utilization patterns and the provider's compliance with Oxford's administrative protocols.

    The Company's physician contracts require adherence to Oxford's Quality Assurance and Utilization Review Programs. Oxford's Quality Management Committees, which are composed of physicians from within Oxford's network of providers, advise the Company's Chief Medical Officer concerning the development of credentialing and other medical quality criteria. The committees also provide oversight of Oxford's Quality Management and Utilization Management Programs through peer review and ongoing review of performance indicators.

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

    In February 1999, the National Committee on Quality Assurance ("NCQA") conducted its regular periodic review of the Company's accreditation and in July 1999 the Company was awarded the status of "Accredited" which is valid for one year. There can be no assurance that the Company's accreditation will be renewed or that the Company will achieve the same level of accreditation in the future.

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

     In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $40 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. A charge of $24 million for premiums and other costs associated with the new insurance coverage is included in the Company's results of operations for 1999.

GOVERNMENT REGULATION

    The Company's HMO and insurance subsidiaries are subject to substantial federal and state government regulation, including licensing and other requirements relating to the offering of the Company's existing products in new markets and offerings of new products, both of which may restrict the Company's ability to expand its business. The failure of the Company's subsidiaries to comply with existing or future laws and regulations could materially and adversely affect the operations, financial condition and prospects of the Company.

    Federal Regulation

    One of the most significant applicable federal laws is the Health Maintenance Organization Act of 1973, as amended (the "HMO Act"), and the rules and regulations promulgated thereunder. The HMO Act governs federally qualified HMOs and competitive medical plans ("CMPs") and prescribes the manner in which such HMOs and CMPs must be organized and operated in order to maintain federal qualification and/or to be eligible to enter into Medicare contracts with the federal government. Oxford NY, Oxford NJ and Oxford CT are qualified CMPs under HCFA's requirements. In order to maintain this status, Oxford NY, Oxford NJ and Oxford CT must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law.

    The Company's health plans with Medicare contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by HCFA. HCFA has the right, directly and through peer review organizations, to audit health plans operating under Medicare contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's Medicare members. In addition, HCFA regulations prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose reinsurance, disclosure and other requirements relating to physician incentive plans that place physicians participating in a Medicare plan at substantial financial risk. The Company's ability to maintain compliance with these rules and regulations depends, in part, on its receipt of timely and accurate information from its providers.

     Other federal laws which govern the Company's business and which significantly affect its operations include, among others:

     - the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") (i) ensures portability of health insurance to individuals changing jobs or moving to individual coverage by limiting application of preexisting condition exclusions, (ii) guarantees availability of health insurance to employees in the small group market and (iii) prevents exclusion of individuals from coverage under group plans based on health status. New York State has a similar law. Effective January 2001, HIPAA will impose new standards of protection against inappropriate use and disclosure of patient-identifiable health information that are applicable to health plans, their contracted entities and business partners. Violations of this regulation will be subject to significant penalties. Finally, to the extent this regulation does not provide for complete federal preemption of state laws, it increases the Company's burden of complying with inconsistent standards;

     - the Mental Health Parity Act of 1996 ("MHPA") prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. MHPA's requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements;

     - the Women's Health and Cancer Rights Act of 1998 requires health insurance carriers of group and individual commercial policies that cover mastectomies to cover reconstructive surgery or related services following a mastectomy;

     - the Newborn's and Mothers' Health Protection Act of 1996 generally prohibits group health plans and health insurance issuers from restricting benefits for a mother's or newborn child's hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery and to less than 96 hours for a cesarean section;

     - the Employee Retirement Income Security Act of 1974 ("ERISA") governs self-funded plans. There have been recent legislative attempts to limit ERISA's preemptive effect on state laws. If such limitations are enacted, they might increase the Company's exposure under state law claims that relate to self-funded plans administered by the Company and may permit greater state regulation of other aspects of those business operations; and

     - the Balanced Budget Act of 1997 (the "1997 Act") changed the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education and increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period. Both changes will have the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas. In January 1999, Congress developed a new risk adjustment mechanism that will be phased in over five years, beginning in 2000. Although it is likely that reimbursement rates will be adversely affected by this new risk adjustment mechanism and the 1997 Act, the Company cannot predict the ultimate impact that the new mechanism and the 1997 Act will have on its Medicare business and results of operations in future periods.

    State Regulation

    Oxford's HMO subsidiaries are licensed to operate as HMOs by the insurance departments, and, in some cases, health departments, in the states in which they operate. Applicable state statutes and regulations require Oxford's HMO subsidiaries to file periodic reports with the relevant state agencies and contain requirements relating to operations, premium rates and covered benefits, financial condition and marketing practices. In addition, state regulations require the Company's HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company. For a description of regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". State regulatory authorities exercise oversight regarding the Company's HMOs' provider networks, medical care delivery and quality assurance programs and reporting requirements, form contracts, including risk sharing contracts, claims payment standards, compliance with benefit mandates, utilization review standards, including internal and external appeals, and financial condition. The Company's HMOs are also subject to periodic examination by the relevant state regulatory authorities. For a description of recent examinations, see "Legal Proceedings - State Insurance and Health Departments".

    OHI is an accident and health insurance company licensed by the New York State Insurance Department and licensed as a foreign insurer by the insurance departments of New Jersey, Pennsylvania and Connecticut. Applicable state laws and regulations contain requirements relating to OHI's financial condition, reserve requirements, premium rates, form contracts, and the periodic filing of reports with the applicable insurance departments. OHI is also subject to periodic examination by the applicable state insurance departments. For a description of recent examinations, see "Legal Proceedings - State Insurance and Health Departments".

    Certain state regulations require that HMOs utilize standard "community rates" in determining HMO premiums. Such community rates are generally revised annually by the HMO and, in most cases, must be approved in advance by the applicable state insurance department. The methodology employed in determining premiums for the Company's Freedom Plan products utilizing an HMO must also be approved in advance by the applicable state insurance department and combine the relevant community rate with traditional indemnity insurance rating criteria. The Company's ability to increase rates on its products is, in certain instances, subject to prior approval of state insurance department. For a description of certain regulatory issues relating to the Company's rates, see "Legal Proceedings - State Insurance and Health Departments".

    Applicable New York statutes and regulations require the prior approval of the New York State Commissioner of Health and the New York State Superintendent of Insurance for any change of control of Oxford NY or the Company and the prior approval of the New York State Superintendent of Insurance for any change of control of OHI or the Company. Similar laws in other states where the Company has incorporated HMOs require insurance department approval of any change in control of the Company or the relevant HMO subsidiary. For purposes of these statutes and regulations, generally "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity.

    In 1997, 1998 and 1999 New Jersey, Connecticut and New York all implemented significant pieces of legislation relating to managed care plans which contain provisions relating, among other things, to consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, state funding pools, prompt payment and provider contract requirements. These states also all passed legislation governing the prompt payment of claims that requires, among other things, that health plans pay claims within certain prescribed time periods or pay interest ranging from 10% to 12% per annum plus penalties. The NYSID has recently indicated that it will also fine insurers $1,000 for each prompt payment violation. Unless the New York legislature passes pending legislation which would create an accuracy threshold, such proposed fines could have an adverse effect on the Company's results of operations. See "Legal Proceedings State Insurance and Health Departments".

    Other recent state legislation which governs the Company's business and which significantly affect its operations include, among others:

     - The Health Care Reform Act of New York ("HCRA") governs health care financing policies in New York, including graduate medical education and bad debt and charity care ("BDCC") assessments. Among other things, HCRA will: (i) reduce the amount of graduate medical education funding financed by payors by a total of $90 million through June 2003; (ii) exclude certain laboratory services from the BDCC assessments; (iii) provide a limited amount of stop loss insurance funds to cover 90% of certain of the paid claims for the New York Mandated Plans; and (iv) require New York HMOs to offer health plans with limited benefits to certain small groups and individuals for which a limited amount of stop loss insurance will be available.

     - Effective July 1, 1999, New York State enacted a law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on grounds that the service is not medically necessary or such service is experimental or investigational. The law also imposes other burdensome contractual and reporting requirements on New York health plans.

     - In December 1999, the State of New Jersey announced a voluntary agreement by nine New Jersey HMOs, including Oxford NJ, to cover routine patient care costs, including but not limited to, physician fees and laboratory expenses associated with hospitalization of their members who qualify for enrollment in certain clinical trials.

     - Both Connecticut and New Jersey have enacted changes to their mental health coverage requirements generally to require health plans to provide coverage for mental health conditions in the same manner as other medical conditions.

    Proposed Regulatory Developments

    President Clinton has proposed expanding Medicare coverage to individuals between the ages of 55 and 64. There is significant opposition to his proposal, and the Company cannot predict the outcome of the legislative process or the impact of the proposal on the Company's results of operations. Congress is considering significant other changes to the Medicare program, including changes which could significantly reduce reimbursement to HMOs. In addition, long-term structural changes to the Medicare program are currently being considered by Congress and the Administration in the aftermath of the failure of the National Bipartisan Commission on the Future of Medicare to reach a consensus on recommended changes to the Medicare program.

    State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford's HMO and insurance subsidiaries. Over the past several years there has been significant controversy over claims that care or payment for care has allegedly been inappropriately withheld or delayed by managed care plans. This has led to significant public and political support for reform of managed care regulation. The U.S. Congress and each of the states in which Oxford operates are currently considering regulations or legislation relating to mandatory benefits (such as mental health), provider compensation arrangements, health plan liability to members who do not receive appropriate care, disclosure and composition of physician networks, and health plan solvency standards. For example, the New Jersey State legislature is currently considering legislation which includes a $50 million assessment on HMOs in the state based on market share to help cover the unpaid provider claims from two insolvent New Jersey HMOs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". In recent years, bills have been introduced in the legislature in New York, New Jersey and Connecticut including some form of the so-called "Any Willing Provider" initiative which would require HMOs to allow any physician meeting their credentialing criteria to join their physician network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, impose health plan liability to members who do not receive appropriate care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage) and an antitrust exemption to permit competing health care professionals to bargain collectively with health plans and other entities.

    Recently enacted legislation and the proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect the Company's business, results of operations and financial condition.

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

    To address rising health care costs, some large employer groups have consolidated their health benefits programs and have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include traditional indemnity insurance plans, HMOs, POS plans, and PPO plans, may be provided by third parties or may be self-funded by the employer. POS plans have gained favor with some employer groups because they allow for the consolidation of health benefit programs. The Company believes that employers will seek to offer health plans, similar to the Company's Freedom and Liberty Plans, that provide for "in plan" and "out-of-plan" options while encouraging members to use the most cost-effective form of health care services through, among other things, increased copayments, deductibles and coinsurance. Although the Company's POS products, the Freedom Plan and Liberty Plan, offer this alternative to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

EMPLOYEES

    At December 31, 1999, the Company had approximately 4,200 full-time employees, none of whom is represented by a labor union.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth or reduction in membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems, proposed efforts to control health care and administrative costs, future impact of risk-sharing and cost-containment agreements with health care providers, the Company's future strategy, future enrollment levels, future government regulation and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

    Inability to control, and unpredictability of, health care costs

    The Company's future results of operations depend, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford's ability to contain such costs may be adversely affected by various factors, including: new technologies and health care practices, hospital costs, changes in demographics and trends, new mandated benefits or practices, selection biases, increases in unit costs paid to providers, major epidemics, catastrophes, inability to establish acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including higher out-of-network utilization under POS plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

    Medical costs payable in Oxford's financial statements include reserves for incurred but not reported or paid claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, Oxford's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment affect the Company's ability to rely on historical information in making IBNR reserve estimates. There can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

    The effect of higher administrative costs

     Although a key element of the Company's future strategy is a reduction in administrative expenses, no assurance can be given that the Company will be able to achieve such reductions, especially since such reductions will involve changing work processes and staffing levels for various functions which, in turn, could involve operational challenges and the risk of unanticipated costs, including unexpected employee attrition.

    Changes in laws and regulations

    The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulations relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. State regulations require the Company's HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other payments to the Company.

    In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that health plans pay interest on delayed payment of claims at a rate of 12% per annum, effective January 1998, and that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1999. In addition, Connecticut and New Jersey enacted legislation in 1999 concerning prompt payment of claims, mental health parity and other mandated benefits and practices. State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, all of which would apply to the Company. In addition, Congress is considering significant changes to Medicare legislation and proposals relating to health care reform, including a comprehensive package of regulations on managed care called the "Patient Bill of Rights" legislation. Separate and distinct versions of the Patient Bill of Rights have passed both the House of Representatives and the Senate and are awaiting action by a conference committee.

    Premiums for Oxford's Medicare programs are determined through formulas established by HCFA for Oxford's Medicare contracts. Federal law provides for annual adjustments in Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford's Medicare members in such region, could adversely affect Oxford's results of operations. Any Medicare risk agreements entered into by Oxford could pose operational challenges for the Company and could be adversely affected by regulatory actions or by the failure of the risk contractor to comply with the terms of such agreement and failure under any such agreement could have an adverse effect on the Company's Medicare membership or its relationship with its providers. Oxford's Medicare programs are subject to certain additional risks compared to commercial programs, such as higher comparative medical costs, higher levels of utilization and higher marketing and advertising costs. See "Business-Government Regulation".

    Service and management information systems

    The Company's claims and service systems depend upon the smooth functioning of two complex computer systems. While these systems presently operate at 99% availability and are sufficient to operate the Company's current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future and any such interruptions could adversely affect the Company's business and results of operations. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

    Health care provider network

    The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts which could adversely affect the Company or could expose the Company to regulatory or other liabilities; such disruptions could have a material adverse effect on the Company's ability to market its products and service its membership. Cost-containment arrangements entered into by Oxford could be adversely affected by regulatory actions or by the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company's service areas could enhance the providers' bargaining power with respect to higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

    Pending litigation and other proceedings against Oxford

    The Company is a defendant in a large number of purported securities class action lawsuits and shareholder derivative lawsuits which were filed after a substantial decline in the price of the Company's common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. For a discussion of these proceedings, as well as other lawsuits pending against the Company, see "Legal Proceedings". The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company's results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.



    Negative HMO publicity and potential for additional litigation

    The managed care industry, in general, has received significant negative publicity. This publicity has led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members recently commenced against certain large, national health plans, has resulted in negative publicity for the managed care industry and creates the potential for similar litigation against the Company. These factors may adversely affect the Company's ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company's results of operations.

    Concentration of business

    The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state commercial premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's Medicare revenue represented approximately 18% of its premiums earned during the year 1999.

ITEM 2.  PROPERTIES

Summarized in the table below are the Company's major lease commitments for currently occupied office space, excluding formerly occupied office space in various cities which have been either subleased to new tenants or charged to the Company's restructuring reserve.

                                         TYPE                EARLIEST TERMINATION                CURRENT
            LOCATION                   OF SPACE                      DATE                      SQUARE FEET
            --------                   --------                      ----                      -----------
      Trumbull, CT                  Administrative          December-00                        238,000
      Nashua, NH                    Administrative          June-04                            132,000
      Hooksett, NH                  Administrative          November-02                        121,000
      Trumbull, CT                  Administrative          April-02                           115,000
      Milford, CT                   Administrative          February-02                         60,000
      White Plains, NY              Sales/Admin             November-00                         85,000
      Hidden River, FL              Administrative          January-04                          63,000
      Woodbridge, NJ                Administrative          March-02                            22,000
      New York, NY                  Sales/Admin             July-05                             28,000
      Melville, NY                  Sales/Admin             June-02                             27,000

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

    On October 2, 1998, the co-lead plaintiffs filed a Consolidated and Amended Class Action Complaint ("Amended Complaint"). The Amended Complaint (which has since been further amended by stipulation) names as defendants Oxford, Oxford NY, KPMG LLP (which was Oxford's outside independent auditor during 1996 and 1997) and several current or former Oxford directors and officers (Stephen F. Wiggins, William M. Sullivan, Andrew B. Cassidy, Brendan R. Shanahan, Benjamin
H. Safirstein, Robert M. Smoler, Robert B. Milligan, David A. Finkel, Jeffery H. Boyd, and Thomas A. Travers). The Amended Complaint purports to be brought on behalf of purchasers of Oxford's common stock during the period from November 6, 1996 through December 9, 1997 (the "Class Period"), purchasers of Oxford call options or sellers of Oxford put options during the Class Period and on behalf of persons who, during the Class Period, purchased Oxford's securities contemporaneously with sales of Oxford's securities by one or more of the individual defendants. The Amended Complaint alleges that defendants violated
Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in

Oxford's computer system and the Company's membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable. The Amended Complaint also asserts claims against the individual defendants alleging "controlling person" liability under Section 20(a) of the Exchange Act. The Amended Complaint also alleges violations of Section 20A of the Exchange Act by virtue of the individual defendants' sales of shares of Oxford's common stock while the price of that common stock was allegedly artificially inflated by allegedly false and misleading statements and omissions. The Amended Complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper.

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

    By order dated July 9, 1999, as amended on July 29, 1999, the Court approved a Case Management Plan submitted by counsel for both plaintiffs and defendants, which Plan provides, inter alia, that (1) the parties shall attempt to complete all merits discovery in the case by September 15, 2000, and (2) summary judgment motions shall be filed by August 17, 2001. No date for the commencement of any trial has been set. On August 25, 1999, plaintiffs moved to certify a class consisting of all purchasers of shares of Oxford common stock or Oxford call options and sellers of Oxford put options during the Class Period and a sub-class of all persons who purchased shares of Oxford common stock contemporaneously with sales of such stock during the Class Period by the individual defendants. On February 28, 2000, the Court granted plaintiffs' motion to declare a class action and approved of plaintiffs' proposed class of purchasers of Oxford common stock and call options, and sellers of Oxford put options, during the Class Period. The Court further ruled that lead plaintiffs ColPERA and PBHG and plaintiff Al Tawil satisfied the requirements for appointment as class representative. Moreover, the Court invited two of the Vogel plaintiffs to apply for appointment as one or more additional class representatives. The Court reserved entry of an order of class certification until Oxford and the individual defendants take discovery of such proposed class representatives.

    The State Board of Administration of Florida (the "SBAF") has stipulated, and Judge Brieant has ordered, that in the action brought by it individually (the "SBAF Action"), SBAF will be bound by the dismissal of any claims it has that are asserted in the Amended Complaint. On September 22, 1999, SBAF filed an Amended Complaint (the "Amended SBAF Complaint"). The Amended SBAF Complaint asserts claims: (i) against all of the defendants alleging violations of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder; (ii) against the individual defendants alleging violations of Section 20(a) of the Exchange Act; (iii) against all of the defendants alleging violations of Section 18(a) of the Exchange Act; (iv) against all of the defendants alleging common law fraud and deceit; (v) against all of the defendants alleging negligent misrepresentation; (vi) against individual defendant Andrew Cassidy alleging violation of Section 20(A) of the Exchange Act; and (vii) against all of the defendants alleging violations of the securities laws of the State of Florida. The Amended SBAF Complaint alleges damages of $26,784,291.96 and seeks interest, costs and attorneys' fees. The parties are negotiating a stipulation regarding a stay of the action that would obviate the need for the defendants to respond to the Amended SBAF Complaint at this time.

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

    Meanwhile, on January 27, 1998, defendants filed an application with the JPML to transfer the federal derivative actions for consolidated or coordinated pretrial proceedings before Judge Charles L. Brieant of the Southern District of New York. On April 28, 1998, the JPML entered an order transferring all of these actions for consolidated or coordinated pretrial proceedings, together with the securities class actions discussed above, before Judge Brieant. The parties to the federal derivative actions agreed to suspend discovery in those actions until the filing of a consolidated amended derivative complaint in those actions and during the pendency of any motion to dismiss or to stay the federal derivative actions or the securities class actions. A stipulation memorializing this agreement, consolidating the federal derivative actions under the caption In re Oxford Health Plans, Inc. Derivative Litigation, MDL-1222-D, and appointing lead counsel for the federal derivative plaintiffs, was entered and so ordered by Judge Brieant on September 26, 1998.

    On October 2, 1998, the federal derivative plaintiffs filed an amended complaint. On January 29, 1999, they filed a second amended derivative complaint (the "Amended Derivative Complaint"). The Amended Derivative Complaint names as defendants certain of Oxford's current and former directors (Stephen F. Wiggins, James B. Adamson, Robert B. Milligan, Fred F. Nazem, Marcia J. Radosevich, Benjamin H. Safirstein and Thomas A. Scully) and the Company's former auditors KPMG LLP, together with the Company itself as a nominal defendant. The Amended Derivative Complaint alleges that the individual defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes to Oxford's computer system, by failing to design and implement adequate financial controls and information systems for the Company and by making misrepresentations concerning Oxford's membership, enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The Amended Derivative Complaint further alleges that certain of the individual defendants breached their fiduciary obligations to the Company by selling shares of Oxford common stock while the price of the common stock was allegedly artificially inflated by their alleged misstatements and omissions. The Amended Derivative Complaint seeks declaratory relief, unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. No demand has been made upon the Company's Board of Directors that Oxford pursue the causes of action alleged in the Amended Derivative Complaint. The Amended Derivative Complaint alleges that the federal derivative plaintiffs' duty to make such a demand was excused by the individual defendants' alleged conflict of interest with respect to the matters alleged therein.

    On March 15, 1999, Oxford, the individual defendants and, separately, KPMG LLP, moved to dismiss the Amended Derivative Complaint, and oral argument on defendants' motion was heard on June 24, 1999. By Memorandum and Order dated July 19, 1999, Judge Brieant ordered that the motions of Oxford, the individual defendants and KMPG LLP be held in abeyance until such time as the securities class action litigation is resolved or discovery is completed, or until further order of the Court, and that by March 1, 2000, the Court would reassess the status of the motions to dismiss. The Court further ordered that, in the interim, the derivative plaintiffs shall not conduct their own discovery but shall be permitted limited participation in discovery conducted in the securities class action litigation. Subsequently, the federal derivative plaintiffs withdrew their claims against KPMG LLP and asserted them in an action commenced in New York State Supreme Court under the caption Fritschle v. KPMG Peat Marwick LLP, Index No. 99-18612 (N.Y. County). Oxford's and KPMG LLP's responses to the complaint in that action are currently due on March 31, 2000. On March 9, 2000, Judge Brieant issued a decision denying Oxford's and the individual defendants' motion to dismiss the Amended Derivative Complaint.

    Although the outcome of the federal and Connecticut derivative actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints.

STATE INSURANCE AND HEALTH DEPARTMENTS

    On August 10, 1998, the New York State Insurance Department ("NYSID") completed its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. In the Reports on Examination (the "Reports") the NYSID, based on information available through July 1998, determined that certain assets on the December 31, 1997 balance sheets of the Company's New York subsidiaries should not be admitted for statutory reporting purposes and NYSID actuaries recorded additional reserves totaling approximately $81.3 million for both subsidiaries on the balance sheet as determined by the examiners. The Company contributed $152 million to the capital of its New York HMO and insurance subsidiaries in satisfaction of the issues raised in the Reports relating to the subsidiaries' financial statements, and maintaining such subsidiaries' compliance with statutory capital requirements as of June 30, 1998. The Reports also made certain recommendations relating to financial record-keeping, settlement of intercompany accounts and compliance with certain NYSID regulations. The Company has agreed to address the recommendations in the Reports. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a stipulation under which Oxford promised to take certain corrective measures and to pay restitution and a $3 million fine. The stipulation provides that the NYSID will not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing, the level of commissions paid to brokers and the determination of premium rates for commercial group customers. The Company has agreed to take certain other corrective actions with respect to certain of these market conduct issues, including an audit of its compliance with the stipulation conducted by Ernst & Young, but additional corrective action may be required and such actions could adversely affect the Company's results of operations.

    On January 5, 1999, March 29, 1999, July 14, 1999, and November 19, 1999,
the Company agreed to pay fines of $40,900, $51,900, $30,200, and $28,650, respectively, to the NYSID in connection with certain alleged violations of New York's prompt payment law. Fines for similar alleged violations have also been imposed on other health plans in New York. In January 2000, the NYSID released Circular Letter No. 6, which announced the imposition of significantly higher penalties for insurers that have repeatedly failed to comply with the prompt pay statute. By letter dated February 2, 2000, the NYSID informed the Company that its review of complaints closed against the Company in the latter half of 1999 had established 507 violations of the prompt pay statute, and required a fine of $507,000. Similar letters were submitted to other health plans in New York. Oxford has submitted a detailed response to the NYSID asserting that the number of potential violations is significantly less than that alleged, and that because the great majority of complaints at issue involve old claims from 1997 or 1998, there is no basis for imposing higher fines. The NYSID has also requested additional information concerning delayed claim payments and has informed Oxford that it will continue to review complaints on an ongoing basis to establish violations of the prompt pay statute, and that such violations would result in additional fines.

    The NYSID has also raised certain issues relating to the Company's responsiveness to provider and member complaints during the period 1997 through 1999. Oxford has agreed to settle all issues related to this subject for this time period by payment of a fine of $150,000.

    The NYSID has also raised certain issues relating to the Company's methodology for determining premium rates for the Company's large group business. The NYSID has alleged that the Company's use of experience rating in this line of business has been inappropriate; the Company has responded that its rating has been consistent with its filed rating methodology and has otherwise been proper. In order to avoid similar issues, and in order to avoid issues raised by the NYSID's proposed Regulation 62, the Company plans to offer its large group Freedom Plan product through its health insurance subsidiary. The implementation of this plan should permit the Company to maintain a pricing methodology which is substantially similar to that which is currently employed. The offering is subject to NYSID approval of forms and rates and there can be no assurance approval will be timely received. The approval process may also give rise to regulatory issues, which could affect the terms of the products to be offered or the terms of arrangements between the Company and healthcare providers.

    At this time, the Company cannot predict the outcome of enforcement of the New York prompt payment law or the Company's negotiations with the NYSID over premium pricing practices.

    The New Jersey Department of Health and Senior Services ("NJDHSS") and the New Jersey Department of Banking and Insurance ("NJDBI") have completed their 1997/1998 audit, market conduct and financial examinations of the Company's New Jersey HMO subsidiary. The Company has accepted, without admitting any violations, consent orders from the NJDHSS and NJDBI imposing fines of $135,000 and $140,000, respectively, in connection with the alleged technical violations of the New Jersey insurance law and associated regulations. In addition, as part of the NJDBI examination, the Company has agreed to collateralize certain provider advances to assure their continued status as admitted assets.

    The Company is also subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in other states where it conducts business. The outcome of any such examinations, if commenced, cannot be predicted at this time.

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

    On April 12, 1999, the Attorney General served a subpoena duces tecum on Oxford seeking production of certain documents relating to Oxford's handling of inquiries, claims and complaints regarding emergency medical services. The subpoena was accompanied by a letter stating that, based on an examination of materials relating to Oxford's New York Individual Plans, Oxford appeared to be in violation of certain provisions of the Managed Care Reform Act of 1996 that relate to the provision and disclosure of emergency medical services. By letter dated April 20, 1999, Oxford submitted a response to the Attorney General's letter outlining the steps it has taken to comply with the relevant provisions of the Managed Care Reform Act.

    The Attorney General served another subpoena duces tecum, dated July 20, 1999, on Oxford. This subpoena was served on Oxford and other New York health care plans as part of an investigation by the Attorney General. The subpoena seeks production of certain documents relating to Oxford's utilization review process. Utilization review is the review undertaken by a health care plan to determine whether a requested health care service that has been, will be or is being provided to an Oxford member is medically necessary. Oxford has produced documents and files in response to the subpoena.

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

    The Commission has served the Company and certain of its current and former officers and directors with several subpoenae duces tecum requesting documents concerning a number of subjects, including, but not limited to, the Company's public disclosure of internal and external audits, uncollectible premium receivables, timing of and reserves with respect to payments to vendors, doctors and hospitals, payments and advances to medical providers, adjustments related to terminations of group and individual members and for nonpaying group and individual members, computer system problems, agreements with the New York State Attorney General, employment records of former employees, and the sale of Oxford securities by officers and directors. Oxford and certain of its current and former officers and directors have produced and are continuing to produce documents in response to these subpoenae. Certain of Oxford's present and former directors, officers and employees have provided testimony to the Commission.

    Oxford intends to cooperate fully with the Commission and cannot predict the outcome of the Commission's investigation at this time.

MEDICAL SOCIETY ARBITRATION PROCEEDINGS

    As previously reported by the Company, on February 3, 1998, the New York County Medical Society ("NYCMS") initiated an arbitration proceeding before the American Arbitration Association ("AAA") in New York against Oxford alleging breach of the written agreements between Oxford and some NYCMS physician members and failure to adopt standards and practices consistent with the intent of those agreements. The notice of intent to arbitrate was subsequently amended to join thirteen additional New York medical associations as co-claimants. NYCMS and the other claimants seek declaratory and injunctive relief requiring various changes to Oxford's internal practices and policies, including practices in the processing and payment of claims submitted by physicians. On August 12, 1999, the New York State Supreme Court granted Oxford's petition for a permanent stay of this proceeding and on September 22, 1999, NYCMS filed a notice of appeal of this decision.

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

    In November 1998, various individual physicians purported to amend their demands for arbitration by adding a claim for punitive damages. These claims all allege that Oxford's failure to develop the computer systems and personnel necessary for the prompt and efficient processing of claims was reckless and intentional, and that Oxford's failure to pay claims was arbitrary, capricious and without a good faith basis. On May 14, 1999, Oxford filed a motion to dismiss the punitive damages claim in one of the individual arbitration cases, Ritch v. Oxford, on the grounds that, inter alia, plaintiff had failed to allege any tort claim and that a complaint for breach of contract will not support punitive damages. After briefing and oral argument on this issue in the Ritch case, plaintiff was permitted to amend his complaint on June 17, 1999 to add a cause of action for fraud. Oxford subsequently renewed its motion to dismiss the punitive damages claim, which motion was granted on August 10, 1999. The Company will seek to have the decision with respect to the punitive damages motion followed in the other individual arbitration cases.

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

OTHER CLASS ACTIONS

    As previously reported by the Company, on May 19, 1997, Oxford was served with a purported "Class Action Complaint" filed in the New York State Supreme Court, New York County by two physicians and a medical association of five physicians (Jeffrey S. Oppenheim, M.D., et al. v. Oxford Health Plans, Inc.). Plaintiffs alleged that Oxford (i) failed to make timely payments to plaintiffs for claims submitted for health care services and (ii) improperly withheld from plaintiffs a portion of plaintiffs' agreed compensation. Plaintiffs alleged causes of action for common law fraud and deceit, negligent misrepresentation, breach of fiduciary duty, breach of implied covenants and breach of contract. The complaint sought an award of an unspecified amount of compensatory and exemplary damages, an accounting and equitable relief.

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

    The Company has been the subject of a suit in New York State Supreme Court brought by plaintiffs purporting to represent a class of former and current members of the Company's New York Individual Plans. The complaint primarily seeks (1) a declaration that Oxford may not retroactively terminate any members for nonpayment and may only terminate after a separate notice of termination upon 30 days notice and (2) monetary damages on behalf of a subclass of all individuals previously terminated for nonpayment by Oxford. In a January 1999 decision, the Court limited the class to only those former or present members of the Company's old individual Freedom Plan, decertified the much larger class of individuals insured under a new individual Freedom Plan contract, and stated that Oxford's termination procedures were consistent with the new plan's contract. However, the Court also found that plaintiffs had established as a matter of law that the old plan's contract was ambiguous and that Oxford had violated the old contract by terminating individuals without 30 days notice. In a March 7, 2000 opinion, the Appellate Division, First Department, affirmed the Supreme Court's decision to certify a class limited to members of the old plan and its ruling that the old plan had been violated as a matter of law. The appellate court also dismissed the plaintiffs' claims for misrepresentation, waiver and estoppel. By decision dated March 8, 2000, the Supreme Court denied plaintiffs' motion to amend their complaint by expanding their existing causes of action and adding a claim for punitive damages. Trial on plaintiff's remaining claims is expected to occur by the summer of 2000.

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

    OTHER

    On October 26, 1998, Complete Medical Care, P.C. ("CMC"), United Medical Care, P.C. ("UMC"), Comprehensive Health Care Corp. ("CHC") and Oscar Fukilman, M.D. commenced actions in the Supreme Court of the State of New York for New York County against Oxford and certain of its officers. The complaints in United Medical Care, P.C. v. Oxford Health Plans, Inc. et al., Index No. 605176/98, and Complete Medical Care, P.C. v. Oxford Health Plans, Inc. et al., Index No. 605178/98, generally allege that Oxford and the individual defendants: (i) breached, and have announced their intention to breach, certain agreements with CMC and UMC for the delivery of health care services to certain of Oxford's members; (ii) breached an implied covenant of good faith and fair dealing with UMC and CMC; (iii) fraudulently induced CMC and UMC to enter into their respective agreements with Oxford; (iv) tortiously interfered with CMC's and UMC's current and prospective contractual relations with certain physicians; and (v) defamed CMC and UMC. The complaints each seek at least $165 million in damages, at least $500 million in punitive damages, unspecified interest, costs and disbursements, and such other relief as the court deems proper. The complaint in the Complete Medical Care action also alleges that Oxford has unjustly enriched itself by withholding from CMC certain funds to which CMC claims it is entitled, and seeks the imposition of a constructive trust with respect to those funds. The complaint in Oscar Fukilman, M.D. et al v. Oxford Health Plans, Inc. et al., Index No. 604177/98, alleges that Oxford and certain officers defamed, and conspired to defame, Dr. Fukilman and CHC, and seeks at least $25 million in damages and unspecified costs and disbursements and such other relief as the court deems proper. On January 8, 1999, defendants: (1) served an answer and counterclaims in the Complete Medical Care case; (2) filed a motion to compel arbitration and dismiss the United Medical Care complaint; and (3) moved to dismiss the Fukilman v. Oxford complaint. By opinion dated January 12, 2000, the New York Supreme Court granted defendants' motion to compel arbitration in the UMC litigation and further ordered the Fukilman v. Oxford case also be resolved by arbitration. In light of the Court's ruling, defendants have recently moved to consolidate and compel arbitration of the CMC case before the same arbitration panel.

    On September 28, 1999, Travers O'Keefe & Associates, Inc. ("Travers"), an insurance brokerage firm, brought an action against the Company and its insurance subsidiary, Oxford Health Insurance, Inc. (for this paragraph only, together, "Oxford") in the New York State Supreme Court, County of New York. Travers alleged that Oxford's termination of its broker contract was in retaliation for complaints made by Travers against Oxford with the NYSID and asserted claims for breach of contract and tortious interference with contract and sought damages in excess of $10 million. Oxford has asserted various counterclaims and a third-party complaint alleging that Travers and a former Oxford employee have engaged in a pattern of wrongdoing against Oxford. On March 1, 2000, following oral argument, Justice Ramos dismissed Travers' complaint against Oxford from the bench, with a written decision to follow; he reserved decision on whether to dismiss Oxford's counterclaim and third-party complaint. Travers may appeal the dismissal of its claims.

    In December 1999, the Heritage New Jersey Medical Group ("Heritage") submitted a demand for arbitration of various disputes arising out of its August 3, 1998 agreements with Oxford, which agreements had delegated to Heritage the responsibility for the delivery of medical services to the Company's New Jersey Medicare membership. In July 1999, in view of the uncertainties in the regulatory environment and other considerations, the Company decided to wind down its network management agreements with Heritage. The Heritage arbitration demand alleges that Oxford has violated its obligations under the August 3, 1998 agreements, and demands an accounting and compensatory damages for lost profits and administrative expenses, as well as punitive damages and attorneys fees.

    Although the outcome of these actions cannot be predicted at this time, the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

    Oxford, like HMOs and health insurers generally, excludes certain health care services from coverage under its POS, HMO, PPO and other plans. In the ordinary course of business, the Company is subject to legal claims asserted by its members for damages arising from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on the Company's financial condition or results of operations. The risk of potential liability under punitive damages theories may also significantly increase the difficulty of obtaining reasonable settlements of coverage claims.

   In addition, several managed care organizations have recently been sued in purported class action lawsuits asserting various causes of action under RICO, ERISA and state law. These lawsuits typically assert that the defendant health plans have employed criteria and procedures for providing care that are inconsistent with those stated in the certificates and other information provided to their members, and that because of these intentional misrepresentations and omissions, a class of all plan members has been injured by virtue of the fact that they received benefits of lesser value than the benefits represented to and paid for by such members. The potential exists for similar law suits to be filed against the Company. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or Oxford in particular, is presently unknown.

   In the ordinary course of its business, the Company also is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.

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

                                 1999                            1998
                        ----------------------          -----------------------
                         HIGH             LOW            HIGH             LOW
                         ----             ---            ----             ---
First Quarter           $20.02          $15.00          $22.00          $14.00
Second Quarter           21.25           13.88           19.50           14.50
Third Quarter            17.88           12.50           16.38            5.81
Fourth Quarter           17.25            9.94           15.81            7.00

   As of March 1, 2000, there were 1,543 shareholders of record of the Company's common stock.

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

   For a discussion of the sale of the Series D and Series E Preferred Stock and warrants to purchase common stock of the Company pursuant to the Investment Agreement, the sale of the Senior Notes and the sale of common stock to Norman C. Payson, M.D. pursuant to his employment agreement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The operating data and balance sheet information set forth below for each year in the five-year period ended December 31, 1999 have been derived from the consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


(In thousands, except per share amounts and
operating statistics)                            1999              1998              1997              1996              1995 (5)
------------------------------------------------------------------------------------------------------------------------------------
Revenues and Earnings:
    Operating revenues                        $ 4,115,134      $  4,630,166      $  4,179,816       $ 3,032,569        $1,745,975
    Investment and other income, net               82,632            89,245            71,448            42,620            19,711
    Net earnings (loss)                           319,940          (596,792)         (291,288)           99,623            52,398
    Net earnings (loss) for common shares         274,440          (624,460)         (291,288)           99,623            52,398
Financial Position:
    Working capital                               442,693           209,443            85,790           451,957           103,448
    Total assets                                1,686,888         1,637,750         1,390,101         1,356,397           611,149
    Long-term debt (1)                            350,000           350,000                --                --                --
    Redeemable preferred stock (2)                344,316           298,816                --                --                --
    Common shareholders' equity (deficit)          98,755          (181,105)          349,216           598,170           220,033
Net Earnings (Loss) Per Common Share (3):
    Basic                                     $      3.38      $      (7.79)     $      (3.70)      $      1.34        $     0.78
    Diluted                                   $      3.26      $      (7.79)     $      (3.70)      $      1.25        $     0.71
    Weighted-average number of
      common shares outstanding:
        Basic                                      81,273            80,120            78,635            74,285            67,450
        Diluted                                    84,231            80,120            78,635            79,662            73,344
Operating Statistics:
    Enrollment                                  1,593,700         1,881,400         2,008,100         1,535,500         1,007,700
    Fully insured member months                19,326,700        23,081,900        21,584,700        15,604,400         9,338,610
    Self-funded member months                     625,600           765,500           602,900           474,200           514,200
    Medical loss ratio (4)                           82.1%             94.4%             94.0%             80.1%             77.5%
------------------------------------------------------------------------------------------------------------------------------------


(1) During the first quarter of 2000, the Company repurchased approximately $14 million of principal outstanding under its Term Loan.

(2) During the first quarter of 2000, the Company repurchased shares of its redeemable preferred stock for approximately $130 million.

(3) Per share amounts and weighted-average number of common share amounts have been restated to reflect the two-for-one stock splits in 1996 and 1995.

(4) Defined as health care services expense as a percentage of premiums earned.

(5) In July 1995, the Company completed a merger with OakTree Health Plan, Inc. ("OakTree") whereby OakTree was merged into a subsidiary of the Company. The merger was accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated as if the merger took place at the beginning of such periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations ("HMOs"). Revenues also include reimbursements under government contracts relating to its Medicare+Choice ("Medicare") programs (and, prior to 1999, its Medicaid programs), third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

   Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The ultimate payment of unpaid claims attributable to any period may be more or less than the amount of IBNR reported. The Company's results for the year ended December 31, 1998 were adversely affected by additions to the Company's reserves for IBNR in the second and fourth quarters. See "Liquidity and Capital Resources".

   The Company's results for 1999 and 1998 were adversely affected by significant restructuring charges, and results for 1998 and 1997 were adversely affected by write-downs of strategic investments. Additionally, 1999 includes a charge of $24 million for the purchase of insurance policies for litigation matters. Net income for 1999 was favorably affected by the reversal of $225 million of deferred tax valuation allowances.

   The following table provides certain statement of operations data expressed as a percentage of total revenues and the medical loss ratio for the years indicated:

                                                    1999              1998              1997
---------------------------------------------------------------------------------------------
Revenues:
   Premiums earned                                   97.7%             97.7%             98.0%
   Third-party administration, net                    0.4%              0.4%              0.3%
   Investment and other income, net                   1.9%              1.9%              1.7%
---------------------------------------------------------------------------------------------
     Total revenues                                 100.0%            100.0%            100.0%
---------------------------------------------------------------------------------------------

Expenses:
   Health care services                              80.1%             92.2%             92.1%
   Marketing, general and                            14.3%             16.4%             17.3%
   administrative
   Interest and other financing costs                 1.2%              1.2%              0.3%
   Restructuring charges                              0.5%              2.4%               --
   Write-downs of strategic
   investments                                         --               0.8%              1.0%
---------------------------------------------------------------------------------------------
     Total expenses                                  96.1%            113.0%            110.7%
---------------------------------------------------------------------------------------------

Operating earnings (loss)                             3.9%            (13.0%)           (10.7%)

Income from affiliate                                  --                --               0.6%
---------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                   3.9%            (13.0%)           (10.1%)
Income tax benefit                                   (3.7%)            (0.4%)            (3.3%)
---------------------------------------------------------------------------------------------
Net earnings (loss)                                   7.6%            (12.6%)            (6.8%)
Less preferred dividends and amortization            (1.1%)            (0.6%)              --
=============================================================================================
Net earnings (loss) for common shares                 6.5%            (13.2%)            (6.8%)
=============================================================================================

Medical loss ratio (1)                               82.1%             94.4%             94.0%
=============================================================================================

   (1) The medical loss ratios for 1998 and 1997 reflect significant additions to the Company's reserves recorded in each year. A portion of the reserve additions in 1998 and 1997 represent revisions to estimates for claims incurred in prior years. Accordingly, the medical loss ratios on an incurred basis would be different from those shown above.

RESTRUCTURING CHARGES AND WRITE-DOWNS OF STRATEGIC INVESTMENTS

   During the third quarter of 1999, the Company recorded pretax restructuring charges totaling $19.9 million ($11.3 million after income tax benefits, or $0.13 per diluted share) in connection with additional steps taken under the Company's plan (the "Turnaround Plan") to improve operations and restore the Company's profitability. These charges included estimated costs related to:
(i) $8.7 million for severance costs associated with work force reductions;
(ii) $7.4 million of costs associated with additional consolidation of the Company's office facilities inclusive of the net write-off of $6.4 million in fixed assets, consisting primarily of leasehold improvements; (iii) $4.3 million for the write-off of certain computer equipment; and (iv) $1.7 million related to leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc., which was written down in value as part of the Company's 1998 restructuring charge.

   During the first half of 1998, the Company recorded restructuring charges totaling $123.5 million ($114.8 million after income tax benefits, or $1.43 per share). These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to: (i) $55.7 million associated with the disposition or closure of noncore businesses; (ii) $29.3 million for the write-down of certain property and equipment; (iii) $24.8 million for severance and related costs; and (iv) $13.7 million for net costs of operations consolidation, including long-term lease commitments. The ending reserves for these charges were generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment, which were written down to their estimated net realizable values.

   The tables below present the activity for the restructuring charge reserves established in 1999 and 1998 as part of the Turnaround Plan.

(In thousands)                                   1998            Cash                                            12/31/98
                                             Restructuring     Received         Noncash        Changes in      Restructuring
                                                Charges          (Used)         Activity        Estimate          Reserves
--------------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses      $  55,700        $ (9,827)       $(18,725)       $(13,343)          $13,805
Write down of property and equipment              29,272              --         (28,267)         (1,005)               --
Severance and related costs                       24,800          (4,246)        (11,200)             --             9,354
Costs of consolidating operations                 13,728            (548)             --           4,505            17,685
--------------------------------------------------------------------------------------------------------------------------
                                               $ 123,500        $(14,621)       $(58,192)       $ (9,843)          $40,844
                                               ===========================================================================


(In thousands)                                 12/31/98       Cash                        1999                        12/31/99
                                            Restructuring   Received       Noncash    Restructuring   Changes in    Restructuring
                                              Reserves        (Used)       Activity     Charges         Estimate       Reserves
---------------------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses    $ 13,805        $  4,343      $(14,493)     $    --        $ (1,590)        $ 2,065
Severance and related costs                     9,354         (10,380)           --        8,750              --           7,724
Costs of consolidating operations              17,685         (14,272)           --        3,003           1,590           8,006
                                             -------------------------------------------------------------------------------------
                                             $ 40,844        $(20,309)     $(14,493)     $11,753        $     --         $17,795
                                             =====================================================================================

   The Company believes that the remaining restructuring reserves as of December 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

   Provisions for loss on noncore business

   As part of its Turnaround Plan, the Company decided to withdraw from noncore markets by selling or closing its HMO and insurance businesses in Pennsylvania, Illinois, Florida and New Hampshire. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO and insurance subsidiaries to be sold or closed, the net book value of noncore investments was reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. The Company estimated the net recovery of its investments in these entities by evaluating the assets and operations for impairment. This evaluation included an assessment of asset recoverability for these entities, premium deficiency analysis assuming timely exit of these noncore markets and the establishment of premium deficiency reserves, estimated incremental disposition and closing costs, including professional services and anticipated proceeds related to the disposition of assets. In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company substantially completed the disposition of all of the property and equipment in 1999. The Company calculated premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Of the $55.7 million originally recorded as provision for loss on noncore businesses in 1998, $25.2 million related to premium deficiency reserves, $27.9 million related to asset valuation write-downs and reserves, $2.2 million related to legal fees to be incurred in connection with preparation of agreements for sale or disposition of assets, accounting fees to be incurred for final statutory audits and brokerage costs and $0.4 million related to defined severance arrangements for employees of these entities. Approximately 250 employees in the noncore businesses were terminated between June 30, 1998 and December 31, 1998.

   The cash activity during 1999 is comprised of proceeds of $7.1 million related to the sale of the Company's Pennsylvania subsidiary, partially offset by $2.8 million in cash payments for medical and other costs as the operations were disposed of or shut down. The non-cash activity represents the specific write-off of the net assets of the noncore businesses. Due to greater than anticipated recoveries, the Company has revised its estimate of the remaining costs associated with the final disposition or closure of these operations and investments. Reserves of $1.6 million were re-allocated to costs of consolidating operations in the fourth quarter of 1999. As of December 31, 1999, the ending reserve of $2.1 million represents a valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

   Severance and related costs

   The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, fifteen members of senior management were replaced and certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $24.8 million in 1998.
In the third quarter of 1999, the Company recorded an additional $8.8 million for severance and related costs as a result of an additional reduction in force in which approximately 650 employees were terminated. The cash activity during 1999 reflects payments to former employees in accordance with their respective severance arrangements. The December 31, 1999 balance represents contracted amounts payable through the first half of 2001 related to individuals who are no longer employed by the Company at year end.

   Costs of consolidating operations

   During 1998, the costs of consolidating operations reserve was established for $13.7 million of estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space. The Company vacated its leased space located in Philadelphia, Pennsylvania; Edison, New Jersey; Chicago, Illinois; Sarasota, Florida; Norwalk, Connecticut; and one of two facilities in Milford, CT. In addition, the amount of leased space located in New York, New York and White Plains, New York was reduced. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter of 1998 as a change in estimate because the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicated that costs would exceed previous estimates.

   During the third quarter of 1999, the Company recorded an increase of $3 million to this reserve for the net costs associated with relocating its corporate headquarters and the cessation of operations at its Ireland facility. Additionally, as a result of revisions in the estimates related to the 1998 reserves, $1.6 million was added to the reserves in the fourth quarter of 1999. The Company's related lease obligations for these properties extend to July 2005.

   The remaining costs of operations consolidations reserve is comprised of the following estimated costs associated with the disposition of leased space no longer used in operations:

(In millions)                                        1999              1998
---------------------------------------------------------------------------
Gross future minimum rentals                      $  16.6           $  26.1
Sublease income                                     (12.9)            (14.0)
Lease termination penalties                           3.4               2.5
Other costs                                           0.9               3.1
---------------------------------------------------------------------------
  Total operations consolidation reserve          $   8.0           $  17.7
===========================================================================


   Write downs of strategic investments and gain on Health Partners

   The Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners") in October 1997, and received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") stock with a market value of approximately $76.4 million, resulting in a pretax gain of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to approximately $38.4 million. At year-end 1997, the Company wrote down its investment in FPAM by $38 million, thereby reducing the 1997 pretax gain on the sale of Health Partners to approximately $25.2 million ($20.5 million after taxes, or $.26 per share).

   During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote down its remaining investment in FPAM to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write down of $38.3 million, or $.49 per share, has been recognized as write downs of strategic investments in the accompanying financial statements.

   The 1997 charges resulted from a reduction in the level of future investment in expansion markets and, accordingly, the Company wrote down its investments in its Florida and Illinois subsidiaries and one affiliate. These write downs have been shown as write-downs of strategic investments in the accompanying financial statements and are summarized as follows:

(In thousands)                                                         1997
------------------------------------------------------------------------------
Compass PPA, Incorporated                                            $ 23,427
Riscorp Health Plans, Inc.                                              3,894
St. Augustine Health Care, Inc.                                        14,297
------------------------------------------------------------------------------
   Total                                                             $ 41,618
==============================================================================

   Write down of property and equipment

   During the third quarter of 1999, the Company recorded an additional restructuring charge of $10.7 million related to costs associated with the continued consolidation of the Company's office facilities. The majority of these costs were associated with the relocation of its corporate headquarters and the cessation of operations at its Ireland facility. The charges were comprised of the net write-off of $6.4 million in fixed assets (primarily leasehold improvements) and $4.3 million for the write-off of computer equipment no longer used in operations.

   During 1998, in connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2 million square feet under lease to approximately 1.2 million square feet. The Company has attempted to dispose of property and equipment as it vacated the facilities. The 1998 estimate for write-down of property and equipment included provisions for the estimated losses related to vacating certain facilities in connection with the Company's Turnaround
Plan. The 1998 charge included an estimated provision for loss related to leasehold improvements ($12.5 million), office furniture ($11.8 million), computers and office equipment ($4 million) and software ($1 million). In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to their estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company completed the disposition or sale of these assets during 1999. Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan.

   As a consequence of the charges described in the previous paragraphs, comparisons of operating results for 1999, 1998 and 1997 may not be meaningful.

   The Company's results of operations are dependent, in part, on its ability to predict and maintain effective control over health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and its risk sharing and cost containment agreements with providers) while providing members with coverage for the health care benefits provided under their contracts. Factors such as new technologies, health care practices, hospital costs, changes in demographics and trends, selection biases, increases in unit costs paid to providers, major epidemics, catastrophes, inability to establish acceptable compensation agreements with providers, higher utilization of medical services, including higher out-of-network utilization under POS plans, operational and regulatory issues and numerous other factors may affect the Company's ability to control such costs. The Company attempts to use its medical cost containment capabilities, such as claim auditing systems and utilization review protocols, with a view to reducing the rate of growth in health care service expense.

RESULTS OF OPERATIONS

   Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   Total revenues for the year ended December 31, 1999 were $4.2 billion, down 11.1% from $4.7 billion in the prior year. Net income attributable to common stock in 1999 totaled $274.4 million, or $3.26 per diluted share compared to a net loss of $624.4 million, or $7.79 per share, in 1998. Results of operations in 1999 were adversely affected by net restructuring charges of $19.9 million related to additional steps taken in the Company's Turnaround Plan and a charge of $24 million for litigation insurance coverage. Net income for 1999 was favorably affected by the reversal of $225 million of deferred tax valuation allowances. Results of operations in 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and New York Individual Plans. Additionally, 1998 included approximately $113.7 million of restructuring charges, a $31.8 million premium deficiency reserve for losses on government contracts and $38.3 million of write-downs of strategic investments. See "Liquidity and Capital Resources" and "Overview".

   The following tables show plan revenues earned and membership by product:

                                                                                 Percent
(Dollars in thousands)                          1999               1998           Change
--------------------------------------------------------------------------------------------
REVENUES:
   Freedom, Liberty
   and Other Plans                          $2,848,931          $2,813,712           1.3%
   HMOs                                        500,888             542,835          (7.7%)
   -----------------------------------------------------------------------
     Commercial                              3,349,819           3,356,547          (0.2%)
   -----------------------------------------------------------------------
   Medicare                                    737,754           1,010,831         (27.0%)
   Medicaid                                     11,983             244,950         (95.1%)
   -----------------------------------------------------------------------
     Government programs                       749,737           1,255,781         (40.3%)
   -----------------------------------------------------------------------
   Total premium revenues                    4,099,556           4,612,328         (11.1%)
   Third-party administration, net              15,578              17,838         (12.7%)
   Investment and other income                  82,632              89,245          (7.4%)
   -----------------------------------------------------------------------
   Total revenues                           $4,197,766          $4,719,411         (11.1%)
   =======================================================================


                                               As of December 31,
                                         -----------------------------         Percent
                                           1999                1998             Change
-----------------------------------------------------------------------------------------
MEMBERSHIP:
   Freedom, Liberty
   and Other Plans                       1,210,500          1,318,100           (8.2%)
   HMOs                                    235,400            260,700           (9.7%)
---------------------------------------------------------------------
     Commercial                          1,445,900          1,578,800           (8.4%)
---------------------------------------------------------------------
   Medicare                                 97,700            148,600          (34.3%)
   Medicaid                                     --             97,800         (100.0%)
---------------------------------------------------------------------
     Government programs                    97,700            246,400          (60.3%)
---------------------------------------------------------------------
   Total fully insured                   1,543,600          1,825,200          (15.4%)
   Third-party administration               50,100             56,200          (10.9%)
---------------------------------------------------------------------
     Total membership                    1,593,700          1,881,400          (15.3%)
=====================================================================

   Total commercial premiums earned for the year ended December 31, 1999 decreased 0.2% to $3.3 billion compared with $3.4 billion in the prior year. This decrease is primarily attributable to a 7.9% decrease in member months in the Company's commercial health care programs, primarily due to a 7.2% member months decrease in the Freedom Plan. Average premium yields of commercial programs were 8.4% higher in 1999, when compared with 1998. In response to higher medical costs incurred in 1998 in the Company's core commercial business, the Company increased its premium rates based on estimates of future medical costs. The Company's 1999 commercial revenue as compared to 1998 was adversely affected by the Company's disposition or withdrawal from noncore commercial markets in Pennsylvania, Illinois, Florida and New Hampshire. In addition, the Company experienced attrition of commercial members in its core commercial markets in 1999 and expects such attrition to continue, although to a lesser extent in 2000, adversely affecting revenue. The majority of the attrition in commercial members was due to the Company's continued efforts to rationalize its product lines and not renew groups or products where underwriting margins were unacceptable.

   Premiums earned from government programs decreased 40.3% to $0.7 billion in 1999 compared with $1.26 billion in 1998. The overall decrease was attributable to the complete withdrawal from the Company's New York and Pennsylvania Medicaid markets in January 1999 and a 34.7% decrease in member months of Medicare programs. The Company expects its Medicare revenue to be lower in 2000 as the result of withdrawals from Medicare in certain counties and net losses in membership due to changes in provider arrangements and changes in benefit plans in other counties in 1999 and 1998. Reimbursement levels for the Company's 2000 Medicare business are expected to be approximately 2.0% higher than 1999 (net of the applicable HCFA user fee).
The Company believes that future Medicare premiums may be adversely affected by the implementation of risk adjustment mechanisms announced by HCFA. See "Business - Government Regulations - Recent Regulatory Developments".

   Net investment and other income for the year ended December 31, 1999 decreased 7.4% to $82.6 million from $89.2 million in the prior year. Net investment income decreased $17.7 million or 22.2% to $62.1 million in 1999 compared with $79.8 million in 1998. The decline is due primarily to a $22.8 million decline in capital gains realized during the year, partially offset by higher average invested balances. In 1999, other income includes a $13.5 million gain on the sale of the Company's New York Medicaid business and a $7 million gain on the sale of the business and certain assets of the Company's wholly-owned mail order pharmacy subsidiary, Direct Script, Inc. In 1998, other income includes $5.1 million related to the sale of the Company's New Jersey Medicaid business. See "Liquidity and Capital Resources".

   Health care service expense stated as a percentage of premium revenues (the "medical loss ratio") was 82.1% for 1999 compared with 94.4% for 1998.
Overall per member per month revenue in 1999 increased 6.2% to $212.12 from $199.82 in 1998 due primarily to a 9.1% increase in premium yields for the Company's Freedom and Liberty Plans and lesser increases for the Company's Medicare programs. Overall per member per month health care services expenses decreased 7.7% to $174.10 in 1999 from $188.61 in 1998. Health care service expenses benefited from initiatives to improve health care utilization and reduce costs as well as a change in membership mix whereby government program membership was reduced. Health care service expense in 1999 included the favorable development of prior period estimates of medical costs of approximately $28.7 million in 1999. Excluding this favorable development, the medical loss ratio was 82.8% for 1999.

   In 1999 and 1998 the Company expensed a total of $73.9 million and $76.4 million, respectively, for graduate medical education and a total of $41.9 million and $54.8 million, respectively, for hospital bad debt and charity care. Health care services expense in 1998 included a provision of $25 million related to valuation reserves established in respect of provider advances. See "Liquidity and Capital Resources".

   Marketing, general and administrative expenses decreased $172.8 million or 22.4% to $599.2 million for 1999 compared with $772.0 million for 1998. Marketing, general and administrative expenses as a percent of operating revenue were 14.6% in 1999 compared with 16.7% in 1998. Significant expense reductions in 1999 compared to 1998 include $66.5 million in payroll and employee related expenses, $24.7 million in occupancy and depreciation costs, $22.2 million in operating costs (primarily telephone and postage expenses) and $18.3 million in marketing and outside services. Substantially all of these cost reductions were a result of the Company's Turnaround Plan. Marketing, general and administrative expenses in 1998 included $35.2 million related to provisions for uncollectible notes and accounts receivable as a result of increases in termination of nonpaying commercial members and groups, the exiting of noncore markets and the exiting and restructuring of Medicaid and Medicare programs, which made it more difficult for the Company to collect amounts due on notes and accounts receivable. Although the Company experienced lower levels of administrative costs in 1999 as compared to 1998, such costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursements of counsel and other experts to the extent such costs are not reimbursed under existing policies of insurance and exceed existing accruals. There can be no assurance that ultimate costs will not exceed those estimates. See "Legal Proceedings".

   The Company incurred interest and other financing charges of $38.3 million and $41.6 million in 1999 and 1998, respectively, related to debt issued in 1998. Interest expense on capital leases entered into during 1998 aggregated $2 million in 1999 and $1.4 million in 1998. Interest expense on delayed claims totaled $9.2 million in 1999 compared to $14.1 million in 1998. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments on delayed claims, although the Company believes such interest payments will be less in the future than they were in 1999, as will interest expense on outstanding indebtedness.

   During the second quarter of 1998, the Company incurred a net loss of $507.6 million. At that time, the Company evaluated the deferred tax assets arising from the net loss and established a valuation allowance pending the results of its Turnaround Plan. During 1998, the Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, management concluded that it was not more likely than not that all of its deferred tax assets would be fully realized. In that regard, the Company established a valuation allowance of $282.6 million as of December 31, 1998.

   In light of the Company's progress during 1999 in its Turnaround Plan, estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal net operating loss carryforwards and certain other temporary differences. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 1999. The income tax benefit recorded for 1999 includes the reversal of $225 million of deferred tax valuation allowances. The remaining valuation allowance at December 31, 1999 of $42.5 million relates primarily to capital loss carryforwards and state net operating loss carryforwards.

   As of December 31, 1999, the Company has federal net operating loss carryforwards of approximately $538 million, which will begin to expire in 2012.

   Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

   Total revenues for the year ended December 31, 1998 were $4.7 billion, up 11.0% from $4.3 billion in the prior year. The net loss attributable to common stock for 1998 totaled $624.4 million, or $7.79 per share, compared with a net loss of $291.3 million, or $3.70 per share, for 1997. Results of operations for the year 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and New York Individual Plans as well as approximately $113.7 million of restructuring charges, a $31.8 million premium deficiency reserve for losses on government contracts and $38.3 million of write downs of strategic investments. Results of operations for 1998 included interest and financing expense of $57.1 million relating primarily to debt issuance costs and interest on claims for medical services. Results of operations for 1997 were adversely affected by a pretax charge of approximately $173.5 million relating to accounts receivable write-offs and additions to accounts receivable reserves, write downs of strategic investments of approximately $41.6 million relating to write downs of certain investments and a pretax charge of approximately $327 million relating to increased reserves for medical costs payable. See "Liquidity and Capital Resources" and "Overview".

   The following tables show plan revenues earned and membership by product:

                                                                                   Percent
(Dollars in thousands)                          1998               1997             Change
-------------------------------------------------------------------------------------------------
REVENUES:
   Freedom, Liberty
   and Other Plans                          $2,813,712          $2,468,259           14.0%
   HMOs                                        542,835             463,428           17.1%
   -----------------------------------------------------------------------
     Commercial                              3,356,547           2,931,687           14.5%
   -----------------------------------------------------------------------
   Medicare                                  1,010,831             916,126           10.3%
   Medicaid                                    244,950             319,411           (23.3%)
   -----------------------------------------------------------------------
     Government programs                     1,255,781           1,235,537            1.6%
   -----------------------------------------------------------------------
   Total premium revenues                    4,612,328           4,167,224           10.7%
   Third-party administration, net              17,838              12,592           41.7%
   Investment and other income                  89,245              71,448           24.9%
   -----------------------------------------------------------------------
   Total revenues                           $4,719,411          $4,251,264           11.0%
   =======================================================================


                                               As of December 31,
                                         -----------------------------         Percent
                                            1998               1997            Change
---------------------------------------------------------------------------------------
   MEMBERSHIP:
      Freedom, Liberty
      and Other Plans                    1,318,100          1,333,500          (1.2%)
      HMOs                                 260,700            270,400          (3.6%)
      ---------------------------------------------------------------
        Commercial                       1,578,800          1,603,900          (1.6%)
      ---------------------------------------------------------------
      Medicare                             148,600            161,000          (7.7%)
      Medicaid                              97,800            189,600          (48.4%)
      ---------------------------------------------------------------
        Government programs                246,400            350,600          (29.7%)
      ---------------------------------------------------------------
      Total fully insured                1,825,200          1,954,500          (6.6%)
      ---------------------------------------------------------------
      Third-party administration            56,200             53,600           4.9%
       ---------------------------------------------------------------
        Total membership                 1,881,400          2,008,100          (6.3%)
      ================================================================================

   Total commercial premiums earned for the year ended December 31, 1998 increased 14.5% to $3.4 billion compared with $2.9 billion in the prior year. This increase is primarily attributable to a 11.2% increase in member months in the Company's commercial health care programs, including a 10.8% member months increase in the Freedom Plan. Average premium yields of commercial programs were 2.9% higher in 1998 when compared with 1997. Medical costs incurred in 1998 in the Company's core commercial business were higher than estimates used in establishing rates for groups sold and renewing in late 1997 and early 1998. As a consequence, premium rates were insufficient and the Company incurred losses.

   Premiums earned from government programs increased 1.6% to $1.26 billion in 1998 compared with $1.24 billion in 1997. The overall increase was attributable to an 8.3% increase in member months of Medicare programs offset, in part, by a 28.0% decline in member months of Medicaid programs due primarily to the withdrawal from the Connecticut and New Jersey Medicaid markets during 1998. Additionally, the Company's New York Medicaid contract was assigned to a third party in January 1999, and the Company's Pennsylvania subsidiary, including its Pennsylvania Medicaid business, was sold in January 1999. As of February 1, 1999, the Company had no Medicaid members and had limited Medicaid revenue in 1999.

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

   Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 94.4% for the year 1998 compared with 94.0% for the year 1997. Overall per member per month revenue in 1998 was $199.82 compared to $193.06 in 1997, however, overall per member per month health care services expenses increased 4.0% to $188.61 in 1998 from $181.38 in 1997. Software and hardware problems experienced in the conversion of a portion of the Company's computer system in prior periods resulted in significant delays in the Company's payment of provider claims and adversely affected payment accuracy during 1997. Medical costs for 1997 reflect additions to the Company's reserves for IBNR in the third quarter of 1997 aggregating $88 million and in the fourth quarter of 1997 aggregating $239 million. Of the total 1997 reserve additions of $327 million, approximately $90 million related to incurred costs for periods prior to 1997. These reserve additions represent revisions to estimates of the Company's incurred medical costs based on information gained in the process of reviewing and reconciling previously delayed claims and claims paid or denied in error. These revised estimates resulted from significant increases in medical costs in prior periods in the Company's commercial, Medicare, Medicaid and New York Individual plans that exceeded prior estimates. Health care services expense for 1998 and 1997 also included provisions of $25 million and $10 million, respectively, related to valuation reserves established in respect of provider advances.

   As part of its Turnaround Plan, the Company decided to restructure its Medicare arrangements and/or withdraw from Medicare in the counties where the Medicare business was not profitable and to withdraw from the Medicaid business entirely. Premium deficiency reserves totaling $51 million were established in the second quarter of 1998 and charged to health care services expense. Based on the Company's decision to restructure or withdraw from these businesses by the end of 1998, the reserves were determined by estimating the premium deficiency for the remainder of 1998.

   The Company entered into an agreement to dispose of its remaining Medicaid business in the fourth quarter of 1998, completed two Medicare risk transfer agreements late in the third quarter of 1998 and notified HCFA in the fourth quarter of 1998 of its intention to withdraw from Medicare in certain counties effective January 1, 1999. Under the two risk sharing arrangements the Company transferred a substantial portion of the medical cost risk associated with the provision of medical services to certain of the Company's Medicare members to a network management company in one case and an integrated health care system in the other. These risk transfer agreements had five year terms and provided for delegation of certain claims payment and utilization management functions, subject to oversight by the Company. The providers agreed to provide or arrange for providing all covered health care services for this membership in return for payment by the Company of a fixed per member per month payment based on a percentage of premium received by the Company. In the event the providers fail to fulfill their obligations under the risk transfer agreements, the Company remains primarily liable to pay the cost of covered services. Losses in these programs amounted to $31.8 million in the second half of 1998 and were charged against the reserves established in the second quarter of 1998. As a result of the Company's early completion of this portion of its Turnaround Plan, the remaining reserve balance of $19.2 million was reversed as a reduction of health care services expense in the fourth quarter of 1998, which reduced the net loss by $0.24 per share.

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

   Results in the fourth quarter of 1998 were affected by the establishment of an additional $49 million in medical claims reserves for disputed claims, a $27 million provision for anticipated losses on individual products and net accruals of $30 million for certain other medical expense liabilities, partially offset by favorable medical reserve adjustments of $92 million arising from recent claims experience which showed better than expected medical costs during 1998, principally in the Company's Medicare business.
The establishment of an additional $49 million in claims reserves for disputed claims was made based on experience in reconciling provider accounts receivables as part of a settlement process designed to assist in the recovery of advances. These settlements are not associated with specific dates of service. The $27 million provision for losses on individual products reflected an expected premium deficiency arising from the Company's decision to seek an approximately 9% increase in premium on its New York individual products, instead of seeking a higher increase which would involve uncertainties associated with the requirement of a public rate hearing. Net accruals of $30 million, primarily for 1998, were made for New York hospital bad debt and charity care, demographic pool charges and graduate medical education charges based on internal assessments and reconciliation of liabilities under these programs.

   The Company's paid and received claims data and revised estimates showed significant increases in medical costs in 1996, 1997 and 1998 for the Company's commercial, Medicare, Medicaid and New York Individual Plans. These increases resulted primarily from higher expenses for hospital and specialist physician services and increases in per member per month pharmacy costs. Results for 1998 continued to reflect high costs in these areas. The Company's Turnaround Plan was designed to address the operating losses incurred in these lines of business. Moreover, improvement of results in the New York Mandated plans will require increases in rates or additional cost control measures that require NYSID approval. The Company expects to continue to experience losses in these plans.

   Marketing, general and administrative expenses increased 4.7% to $772 million during the year 1998 compared with $737.4 million during the year
1997. The increase in 1998 was primarily attributable to a $20 million rise in payroll and benefits due to higher average staffing levels through the first half of 1998 and an $8 million increase in consulting fees primarily related to enhancements to management information systems offset, in part, by significantly lower marketing expenses for advertising and member acquisition. Marketing, general and administrative expenses as a percent of operating revenue were 16.7% during 1998 compared with 17.6% during 1997. Marketing, general and administrative expenses included $35.2 million and $15 million in 1998 and 1997, respectively, related to provisions for uncollectible notes and accounts receivable. The increase in 1998 was primarily a result of increases in termination of nonpaying commercial members and groups, the exiting of noncore markets and the exiting and restructuring of Medicaid and Medicare programs, which make it more difficult for the Company to collect amounts due on notes and accounts receivable. The Company's Turnaround Plan called for significant reductions in administrative costs. The Company expects that results for 1999 may continue to be adversely affected by high administrative costs. Moreover, the Company may decide to increase certain administrative costs to attempt to improve service levels. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursements of counsel and other experts, to the extent such costs are not reimbursed under existing policies of insurance and exceed existing accruals. There can be no assurance that ultimate costs will not exceed those estimates. See "Legal Proceedings". The Company's ability to control administrative costs could also be adversely affected by a continuation of the high level of employee attrition that the Company has experienced over the last several quarters.

   Effective January 1, 1997, the Health Care Reform Act of New York ("HCRA") required that the Company make payments to state funding pools to finance hospital bad debt and charity care, graduate medical education and other state programs under HCRA. Previously, hospital bad debt and charity care and graduate medical education were financed by surcharges on payments to hospitals for inpatient services. In 1998 and 1997, the Company expensed a total of $76.4 million and $72.5 million, respectively, for graduate medical education, and the Company expensed a total of $54.8 million and $23.9 million, respectively, for hospital bad debt and charity care. Because these payment obligations were not offset by corresponding reductions in payments to hospitals and others, the Company believes its costs have increased. It is not possible to determine the precise impact, however, due to changes made in the Company's hospital contracts and the effect of overall changes in hospital costs during the period.

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

   During the second quarter of 1998, the Company incurred a net loss of $507.6 million. At that time, the Company evaluated the deferred tax assets arising from the net loss and established a full valuation allowance pending the results of its Turnaround Plan. Subsequent to the second quarter of 1998, the Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, the Company did not believe that it was more likely than not that all of its deferred tax assets would be fully realizable. The Company recorded a valuation allowance of $282.6 million.

INFLATION

   Although the rate of inflation has remained relatively stable in recent years, health care costs have generally been rising at a higher rate than the consumer price index. Through 1998, the Company has experienced significant increases in medical costs in its commercial, Medicare and New York Individual Plans. The Company employs various means to reduce the negative effects of inflation. The Company has increased overall commercial premium rates when practicable in order to attempt to maintain margins. The Company's cost-control measures and risk-sharing arrangements with various health care providers as well as its withdrawal from participation in state Medicaid programs may mitigate the effects of inflation on its operations. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations was $35.5 million in 1999 versus cash used by operations of $46.5 million in 1998. The improvement is primarily attributable to the increase in net earnings and reductions in premiums receivable.

   Cash used for capital expenditures totaled $9 million during 1999. This amount was used primarily for computer equipment and software. The Company currently anticipates that capital expenditures and payments under capital leases for 2000 will be approximately $23 million, a significant portion of which will be devoted to management information systems. Except for anticipated capital expenditures, the Company currently does not have a commitment for use of material cash. During the first quarter of 2000, the Company repurchased shares of its Series D and Series E Preferred Stock for an aggregate amount of $130 million and repurchased $14 million of loans outstanding under its existing Term Loan. Additional reductions in indebtedness will depend on the availability of cash at the parent company, which will depend in part on its ability to receive dividends from its subsidiary companies. See "Liquidity and Capital Resources - Financing".

   Cash and investments aggregating $61.6 million at December 31, 1999 have been segregated as restricted investments to comply with federal and state regulatory requirements. The amount includes $5.2 million as collateral for certain advances made by the Company's New Jersey subsidiary. The Company expects to have the restriction on the New Jersey funds removed during 2000. With respect to the Company's New York subsidiaries, the minimum amount of surplus required is based on a formula established by NYSID. These statutory surplus requirements amounted to approximately $133.3 million and $130 million at December 31 1999 and 1998, respectively. In addition, the Company's subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs.

   In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Connecticut Department of Insurance has promulgated regulations based on the NAIC model which are applicable to its 1999 annual financial statements. Neither New York nor New Jersey has enacted similar legislation; however, risk-based capital legislation has been introduced in New York. In addition, the New Jersey Department of Banking and Insurance ("NJDBI") published solvency regulations in June 1999 that resulted in an additional $1.5 million solvency deposit by Oxford NJ. NYSID has announced an intention to strengthen current solvency regulations to allow NYSID to take over failing health plans without a court order; however, capitalization requirements continue to be subject to state interpretation from time to time. The Company believes that the current capitalization of the subsidiaries is sufficient to meet these requirements.

   The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state based on market share and to be collected over a three-year period. Although the Company does not anticipate that this assessment will have a material impact on its operations, the assessment may result in the necessity of making a capital contribution to Oxford NJ in an amount up to approximately $5 million.

   As a result of delays in claims payments in prior periods, the Company experienced a significant increase in medical claims payable. The increase in medical costs payable was mitigated by progress in paying backlogged claims, by making advance payments to providers and through reductions in IBNR relating to the Company's exit from certain businesses during the first quarter of 1998 and thereafter. Outstanding provider advances amounted to $43.6 million, net of a $30.8 million valuation reserve, at December 31, 1999 and are netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover the net outstanding advance payments, either through repayment by the provider or application against future claims.

   The Company's medical costs payable was $699.6 million (including $570.7 million of IBNR) as of December 31, 1999, before netting advance claim payments of $43.6 million compared with $989.7 million (including $864.5 million for IBNR) as of December 31, 1998, before netting advance claim payments of $139.5 million. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The liability is also affected by shared risk arrangements, including arrangements relating to the Company's Medicare business in certain counties and Private Practice Partnerships ("Partnerships"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the North Shore Medicare risk arrangement described below, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to North Shore. The Company has reviewed its Partnership program and has terminated most of its Partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities. However, the Company's prior rapid growth, delays in paying claims, paying or denying claims in error and changing speed of payment may affect the Company's ability to rely on historical information in making IBNR reserve estimates.

   In an effort to control increasing medical costs in its Medicare programs, the Company has an agreement with North Shore-Long Island Jewish Health Systems ("North Shore") pursuant to which it has transferred to North Shore a substantial portion of the medical cost risk associated with its approximately 22,000 Medicare members in certain New York counties where it had experienced substantial losses. The Company and North Shore have made progress in resolving certain initial operational difficulties. The Company bears the risk of nonperformance or default by North Shore, and the failure of the North Shore arrangement could have a material adverse effect on the Company's results of operations. A similar agreement covering New Jersey Medicare members was terminated in July 1999. The Company is currently in arbitration proceedings to resolve the New Jersey agreement. See "Legal Proceedings".

   The Company made $4.5 million and $537.5 million in capital contributions to its operating subsidiaries in 1999 and 1998, respectively. These contributions were made to ensure that each subsidiary had sufficient surplus as of December 31, 1999 and 1998 under applicable regulations after giving effect to operating losses and reductions to surplus resulting from the non-admissibility of certain assets.

   Financing

   In the first quarter of 1998, the Company issued $200 million of senior secured increasing rate notes due February 6, 1999 ("Bridge Notes") pursuant to an agreement between the Company and an affiliate of Donaldson Lufkin & Jenrette Securities Corporation. The Company used the proceeds of the Bridge Notes to make a portion of the above described contributions to its HMO subsidiaries, to pay expenses in connection with the issuance of the Bridge Notes and for general corporate purposes. The Bridge Notes were redeemed as part of the financing arrangements described below.

   Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC ("TPG", together with the investors thereunder, the "Investors"), the Investors, on May 13, 1998, purchased $350 million in redeemable Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. The Preferred Stock and Warrants were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act, which provides an exemption for transactions not involving any public offering. In determining that such exemption was available, the Company relied on, among other things, the facts that the Preferred Stock and Warrants were being issued through direct communication only to a limited number of sophisticated investors having knowledge and access to information regarding the Company and that the certificates evidencing such Preferred Stock and Warrants bear a legend restricting transfer in non-registered transactions. The Warrants have an exercise price of $17.75, which represented a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998.

   The Preferred Stock was originally issued as 245,000 shares of Series A and 105,000 shares of Series B. The Series A Preferred Stock carried a cash dividend of 8% per annum, payable quarterly, provided that prior to May 13, 2000, the Series A Preferred Stock accumulated dividends at a rate of 8.243216% per annum, payable annually in cash or additional shares of Series A Preferred Stock, at the option of the Company. The Series A Preferred Stock was issued with Series A Warrants to purchase 15,800,000 shares of common stock, or approximately 19.9% of the then outstanding voting power of Oxford's common stock. The Series A Preferred Stock had approximately 16.6% of the combined voting power of Oxford's then outstanding common stock and the Series A Preferred Stock. The Series B Preferred Stock, which was originally issued with Series B Warrants to purchase nonvoting junior participating preferred stock, was nonvoting and carried a cash dividend of 9% per annum, payable quarterly, provided that prior to May 13, 2000, the Series B Preferred Stock accumulated dividends at a rate of 9.308332% per annum, payable annually in cash or additional shares of Series B Preferred Stock, at the option of the Company. The Preferred Stock was not redeemable by the

Company prior to May 13, 2003. Thereafter, subject to certain conditions, the Series A and Series B Preferred Stock were each redeemable at the option of the Company at a redemption price of $1,000 per share (in each case, plus accrued and unpaid dividends), and were subject to mandatory redemption at the same price on May 13, 2008. The Series A Warrants and the Series B Warrants expire on the earlier of May 13, 2008 or redemption of the related series of Preferred Stock. The Warrants are detachable from the Preferred Stock. With respect to dividend rights, the Series A and Series B Preferred Stock rank on a parity with each other and prior to the Company's common stock.

   Simultaneously with the consummation of the Investment Agreement, the Company issued $200 million principal amount of 11% Senior Notes due 2005. The Senior Notes were issued in a private placement to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the initial purchasers, who agreed to sell the Senior Notes only to "qualified institutional buyers", as defined in Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A, or outside the United States in accordance with Regulation S under the Securities Act. DLJ received $6 million in discounts and commissions in connection with the initial purchase of the Senior Notes. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semi-annually on May 15 and November 15 of each year commencing November 15, 1998. At any time on or before May 15, 2001, the Company may redeem for cash up to 33 1/3% of the original aggregate principal amount of the Senior Notes at a redemption price of 111% of the principal amount thereof, in each case, plus any accrued and unpaid interest thereon to the redemption date, with the net proceeds of a public equity offering provided that at least 66 2/3% of the original aggregate principal amount of the Senior Notes remains outstanding immediately after the occurrence of such redemption. After May 15, 2002, the Senior Notes will be subject to redemption for cash at the option of the Company, in whole or in part, at a redemption prices ranging from 105.5% of face amount beginning May 15, 2002 to 100% on and after May 15, 2004.

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

   The aggregate proceeds of the above Financing of $710 million were utilized, in part, to retire the Bridge Notes, make capital contributions to certain regulated subsidiaries, pay fees and expenses approximating $39 million related to the transactions and fund operating losses and restructuring charges in 1998.

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

   Pursuant to the provisions of the Series D Preferred Stock and Series E Preferred Stock, on May 13, 1999, the Company issued (a) a dividend in the amount of $13.2988 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 1999 and (b) a dividend in the amount of $36.4730 per share of Series E Preferred Stock in the form of shares of such Series E Preferred Stock to the holders of record as of April 28, 1999.

   On February 29, 2000, the Company repurchased 28,780 shares of Series D Preferred Stock for approximately $30 million and 89,616 shares of Series E Preferred Stock for approximately $100 million.

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

   In September 1999, the privately-placed Senior Notes were exchanged for an equal amount of substantially identical Senior Notes registered under the Securities Act.

   In the first quarter of 2000, the Company repurchased approximately $14 million principal amount of the Term Loan.

   YEAR 2000 READINESS AND COSTS

   The Company completed its assessment, planning, remediation and testing of its computer programs associated with its mission critical systems that could be affected by the "Year 2000" date issue. The Year 2000 problem was the result of computer programs being written using two digits rather than four to define the applicable year. The Company did not experience any significant interruption of business operations or any other system failures or disruptions as a result of the failure of any of its business systems or those of its material vendors as a result of the Year 2000 issue.

   The Company is required to submit periodic reports regarding Year 2000 compliance to certain of the regulatory authorities which regulate its business. The Company is in compliance with such Year 2000 reporting requirements. Such regulatory authorities have also asked the Company to submit to certain audits regarding its Year 2000 compliance.

   The Company incurred expenses of approximately $4 million in 1999 and $9.8 million in 1998 related to its Year 2000 compliance efforts. The Company does not expect Year 2000 costs to be material in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's consolidated balance sheet as of December 31, 1999 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of December 31, 1999 was not significant.

   In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of December 31, 1999 by approximately $20.6 million and $40.5 million, respectively (compared to $23.3 million and $45.9 million as of December 31 1998, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company's investment in debt securities as of December 31, 1999 by approximately $21.2 million and $42.3 million, respectively (compared to $22.4 million and $45.7 million as of December 31, 1998, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in-line with the estimated values.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Index to Consolidated Financial Statements and Schedules on page 49.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Effective June 2, 1998, the Company dismissed KPMG LLP as the independent auditors of the Company. At the same time, the Company selected the firm of Ernst & Young LLP to serve as the independent auditors of the Company. The report of KPMG LLP on the financial statements of the Company for the year ended December 31, 1997 and the reports of Ernst & Young LLP on the financial statements of the Company for the years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. This change in auditors was approved by the Audit Committee of the Board of Directors of the Company. During 1997 and through June 2, 1998, there were no disagreements with KPMG LLP concerning accounting principles or practices, financial statement disclosures or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference thereto in their report on the financial statements for such years, and there were no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Company provided KPMG LLP with a copy of the disclosure contained herein and has requested that KPMG LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated June 9, 1998, is filed as an exhibit to the Company's Form 8-K filed on June 9, 1998 with the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Items 10 through 13 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits and Financial Statement Schedules

     1. All financial statements - see Index to Consolidated Financial Statements and Schedules on page 49.

     2. Financial statement schedules - see Index to Consolidated Financial Statements and Schedules on page 49.

     3.  Exhibits - see Exhibit Index on page 86.

(b)   Reports on Form 8-K

   In a report on Form 8-K dated October 29, 1999 and filed on November 3, 1999, the Company reported, under Item 5. "Other Events", its earnings press release for the third quarter of 1999 and the resignation of its President.

   In a report on Form 8-K dated December 30, 1999 and filed on January 3, 2000, the Company reported, under Item 5. "Other Events", certain changes to senior management.






                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2000.

                                     OXFORD HEALTH PLANS, INC.

                                     By:  /s/ NORMAN C. PAYSON, M.D.
                                          -------------------------------
                                               NORMAN C.PAYSON, M.D.
                                        Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons on behalf of the Registrant on March 24, 2000 in the capacities indicated.


Signature                                 Title
---------                                 -----
/s/  NORMAN C. PAYSON, M.D.               Principal Executive Officer,
-------------------------------           and Chairman of the Board
Norman C. Payson, M.D.


/s/ KURT B. THOMPSON                      Principal Financial Officer and Principal
-------------------------------           Accounting Officer
Kurt B. Thompson


-------------------------------           Director
Fred F. Nazem



-------------------------------           Director
David Bonderman


/s/ JONATHAN J. COSLET                    Director
-------------------------------
Jonathan J. Coslet


-------------------------------           Director
James G. Coulter


/s/ ROBERT B. MILLIGAN, JR.               Director
-------------------------------
Robert B. Milligan, Jr.


/s/  MARCIA J. RADOSEVICH, PH.D           Director
-------------------------------
Marcia J. Radosevich, Ph.D.


/s/  BENJAMIN H. SAFIRSTEIN, M.D.         Director
-------------------------------
Benjamin H. Safirstein, M.D.


/s/  THOMAS A. SCULLY                     Director
-------------------------------
Thomas A. Scully


-------------------------------           Director
Kent J. Thiry


/s/ STEPHEN F. WIGGINS                    Director
-------------------------------
Stephen F. Wiggins

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                 Page
                                                                                 ----
Independent Auditors' Reports.............................................        50
Consolidated Balance Sheets as of December 31, 1999 and 1998..............        52
Consolidated Statements of Operations for the years ended December 31, 1999,
   1998 and 1997..........................................................        53
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive
Earnings (Loss)
   for the years ended December 31, 1999, 1998 and 1997...................        54
Consolidated Statements of Cash Flows for the years ended December 31, 1999,
   1998 and 1997..........................................................        55
Notes to Consolidated Financial Statements................................        57
Independent Auditors' Reports on Financial Statement Schedules............        80

Financial Statement Schedules:
I  Condensed Financial Information of Registrant..........................        82
II Valuation and Qualifying Accounts......................................        85

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

   We have audited the consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows for each of the years in the two year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                 Ernst & Young LLP

New York, New York
February 10, 2000, except for the
last paragraph of Notes 6 and 7 as
to which the date is March 3, 2000.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

    We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows of Oxford Health Plans, Inc. and subsidiaries for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Oxford Health Plans, Inc. and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                                       KPMG LLP

Stamford, Connecticut
February 23, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (In thousands, except share amounts)

                        ASSETS
Current assets:                                                                  1999               1998
---------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                               $   332,882       $   237,717
    Investments - available-for-sale, at fair value                             829,054           922,990
    Premiums receivable, net                                                     64,071           110,254
    Other receivables                                                            32,588            36,540
    Prepaid expenses and other current assets                                     3,862             9,746
    Deferred income taxes                                                        68,266            43,385
---------------------------------------------------------------------------------------------------------
        Total current assets                                                  1,330,723         1,360,632

Property and equipment, net                                                      49,519           112,941
Deferred income taxes                                                           231,512            94,182
Restricted investments - held-to-maturity, at amortized cost                     61,603            56,493
Other noncurrent assets                                                          13,531            13,502
---------------------------------------------------------------------------------------------------------
        Total assets                                                        $ 1,686,888       $ 1,637,750
=========================================================================================================

     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Medical costs payable                                                   $   656,063       $   850,197
    Trade accounts payable and accrued expenses                                 122,345           176,833
    Unearned premiums                                                            97,155           105,993
    Current portion of capital lease obligations                                 12,467            15,938
    Deferred income taxes                                                          --               2,228
---------------------------------------------------------------------------------------------------------
        Total current liabilities                                               888,030         1,151,189

Long-term debt                                                                  350,000           350,000
Obligations under capital leases                                                  5,787            18,850
Redeemable preferred stock                                                      344,316           298,816

Shareholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 2,000,000 shares;
      none issued and outstanding                                                  --                --
    Common stock, $.01 par value, authorized 400,000,000 shares;
      issued and outstanding 81,986,457 in 1999 and 80,515,872 in 1998              820               805
    Additional paid-in capital                                                  488,030           506,243
    Accumulated deficit                                                        (372,350)         (692,290)
    Accumulated other comprehensive earnings (loss)                             (17,745)            4,137
---------------------------------------------------------------------------------------------------------
        Total shareholders equity (deficit)                                      98,755          (181,105)
---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity (deficit)                $ 1,686,888       $ 1,637,750
=========================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                       OPERATIONS YEARS ENDED DECEMBER 31,
                       1999, 1998 AND 1997 (In thousands,
                            except per share amounts)



                                                                                  1999             1998              1997
----------------------------------------------------------------------------------------------------------------------------
Revenues:
    Premiums earned                                                          $ 4,099,556       $ 4,612,328       $ 4,167,224
    Third-party administration, net                                               15,578            17,838            12,592
    Investment and other income, net                                              82,632            89,245            71,448
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                           4,197,766         4,719,411         4,251,264
----------------------------------------------------------------------------------------------------------------------------

Expenses:
    Health care services                                                       3,365,340         4,353,537         3,916,742
    Marketing, general and administrative                                        599,151           772,015           737,425
    Interest and other financing charges                                          49,626            57,090            11,118
    Restructuring charges                                                         19,963           113,657              --
    Write-downs of strategic investments                                            --              38,341            41,618
----------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                           4,034,080         5,334,640         4,706,903
----------------------------------------------------------------------------------------------------------------------------

Operating earnings (loss)                                                        163,686          (615,229)         (455,639)

Equity in net loss of affiliate                                                     --                --              (1,140)
Gain on sale of affiliate                                                           --                --              25,168
----------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                                              163,686          (615,229)         (431,611)
Income tax benefit                                                              (156,254)          (18,437)         (140,323)
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                              319,940          (596,792)         (291,288)
Less preferred dividends and amortization                                        (45,500)          (27,668)             --
----------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) attributable to common shares                            $   274,440       $  (624,460)      $  (291,288)

============================================================================================================================

Earnings (loss) per common and common equivalent share:
      Basic                                                                  $      3.38       $     (7.79)      $     (3.70)
      Diluted                                                                $      3.26       $     (7.79)      $     (3.70)

Weighted-average common stock and common stock equivalents outstanding:
      Basic                                                                       81,273            80,120            78,635
      Effect of dilutive securities - stock options                                2,958              --                --
----------------------------------------------------------------------------------------------------------------------------
      Diluted                                                                     84,231            80,120            78,635
============================================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                       AND COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

                                                     Common Stock
                                                 ---------------------                                                Accumulated
                                                                       Additional     Retained                           Other
                                                 Number of     Par       Paid-In      Earnings      Comprehensive    Comprehensive
                                                   Shares      Value     Capital     (Deficit)      Earnings (Loss)  Earnings (Loss)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                        77,376     $     774    $ 391,602     $ 195,790     $    --             $  10,004

Exercise of stock options                          2,098            21       21,243          --            --                  --
Tax benefit realized upon exercise of stock
  options                                           --            --         24,808          --            --                  --
Net loss                                            --            --           --        (291,288)     (291,288)               --
Depreciation in value of available-for-sale
  securities, net of deferred income taxes          --            --           --            --          (3,738)             (3,738)
                                                                                                      ---------
Comprehensive loss                                                                                    $(295,026)
                                                                                                      =========
-------------------------------------------------------------------------------------------------                      ------------
Balance at December 31, 1997                      79,474           795      437,653       (95,498)         --                 6,266

Exercise of stock options                            397             4        2,651          --            --                  --
Proceeds from sale of common stock                   645             6        9,994          --            --                  --
Issuance of warrants                                --            --         67,000          --            --                  --
Compensatory stock grants under
  executive stock agreements                        --            --         16,613          --            --                  --
Preferred stock dividends and
  amortization of discount                          --            --        (26,103)         --            --                  --
Amortization of preferred stock issuance
  costs                                             --            --         (1,565)         --            --                  --
Net loss                                            --            --           --        (596,792)     (596,792)               --
Depreciation in value of available-for-sale
  securities, net of deferred taxes                 --            --           --            --          (2,129)             (2,129)
                                                                                                      ---------
Comprehensive loss                                                                                    $(598,921)
                                                                                                      =========
-------------------------------------------------------------------------------------------------                      ------------
Balance at December 31, 1998                      80,516           805      506,243      (692,290)                            4,137

Exercise of stock options                          1,470            15       18,171          --            --                  --
Tax benefit realized upon exercise of stock
  options                                           --            --          2,648          --            --                  --
Compensatory stock grants under
  executive stock agreements                        --            --          6,468          --            --                  --
Preferred stock dividends and
  amortization of discount                          --            --        (43,136)         --            --                  --
Amortization of preferred stock issuance
  costs                                             --            --         (2,364)         --            --                  --
Net income                                          --            --           --         319,940     $ 319,940                --
Depreciation in value of available-for-sale
  securities, net of deferred taxes                 --            --           --            --         (21,882)            (21,882)
                                                                                                      ---------
Comprehensive earnings                                                                                $ 298,058
                                                                                                      =========
-------------------------------------------------------------------------------------------------                      ------------
Balance at December 31, 1999                      81,986     $     820    $ 488,030     $(372,350)                        $ (17,745)
=================================================================================================                      ============

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)

Cash flows from operating activities:                                 1999             1998             1997
-------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                          $   319,940     $  (596,792)    $  (291,288)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                 54,542          67,141          61,045
        Non-cash restructuring charges and write-downs
           of strategic investments                                    8,355         101,547          41,618
        Deferred income taxes                                       (159,563)        (18,437)        (75,279)
        Provision (credit )for doubtful accounts and advances         (4,200)         60,209          25,000
        Equity in net loss of affiliate                                 --              --             1,140
        Realized loss (gain) on sale of investments                    5,181         (10,695)        (28,736)
        Gain on sale of noncore investments and affiliate             (9,500)           --           (25,168)
        Other, net                                                     6,468          13,289             245
        Changes in assets and liabilities:
           Premiums receivable                                        46,183         130,183          25,942
           Other receivables                                           7,290           2,679         (18,320)
           Prepaid expenses and other current assets                   2,526             351          (3,928)
           Medical costs payable                                    (189,934)         62,238         116,387
           Trade accounts payable and accrued expenses               (39,995)         33,802          84,967
           Income taxes payable/refundable                              --           121,102        (123,624)
           Unearned premiums                                          (8,838)        (18,610)         61,378
           Other, net                                                 (2,927)          5,511          (3,959)
------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by operating activities         35,528         (46,482)       (152,580)
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                              (8,987)        (40,045)       (101,946)
    Purchases of available-for-sale securities                      (868,655)     (1,353,403)       (589,690)
    Sales and maturities of available-for-sale securities            919,940         996,988         790,795
    Proceeds from sale of non-core investments                        12,450            --              --
    Acquisitions, net of cash acquired                                  --            (1,312)        (14,034)
    Investments in and advances to unconsolidated affiliates            --            (5,410)        (19,842)
    Other, net                                                         3,237            (307)         (1,986)
------------------------------------------------------------------------------------------------------------
             Net cash provided (used) by investing activities         57,985        (403,489)         63,297
------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from exercise of stock options                           18,186           2,655          21,264
    Payments under capital leases                                    (16,534)         (5,463)           --
    Proceeds of notes and loans payable                                 --           550,000            --
    Redemption of notes and loans payable                               --          (200,000)           --
    Proceeds of preferred stock, net of issuance expenses               --           271,148            --
    Proceeds of warrants                                                --            67,000            --
    Proceeds from issuance of common stock                              --            10,000            --
    Debt issuance expenses                                              --           (11,793)           --
------------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                 1,652         683,547          21,264
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  95,165         233,576         (68,019)
Cash and cash equivalents at beginning of year                       237,717           4,141          72,160
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $   332,882     $   237,717     $     4,141
============================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)
                                   (Continued)

                                                                          1999          1998         1997
------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and financing activities:
    Unrealized appreciation (depreciation) of investments                $(21,882)    $ (4,255)    $ (6,336)
    Capital lease obligations incurred                                       --         40,251         --
    Preferred stock dividends paid in-kind                                 30,486       18,548         --
    Amortization of preferred stock discount                               12,650        7,555         --
    Amortization of preferred stock issuance expenses                       2,364        1,565         --
    Tax benefit realized on exercise of stock options                       2,648         --         24,808
    Sale of affiliate in a pooling-of-interests transaction                  --           --         38,442

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    ORGANIZATION

    Oxford Health Plans, Inc. ("Oxford" or the "Company") is a regional health care company providing health care coverage primarily in New York, New Jersey and Connecticut. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates three health maintenance organizations ("HMOs"), which are qualified as Competitive Medical Plans, and an accident and health insurance company and offers a health benefits administrative service.

    Oxford's HMOs, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ") and Oxford Health Plans (CT), Inc. ("Oxford CT") have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. ("OHI") currently does business under accident and health insurance licenses granted by the Department of Insurance in the states of New York, New Jersey, Connecticut and in the Commonwealth of Pennsylvania.

    Oxford maintains a health care network of physicians and ancillary health care providers who have entered into formal contracts with Oxford. These contracts set reimbursement at either fixed levels or pursuant to certain risk-sharing arrangements and require adherence to Oxford's policies and procedures for quality and cost-effective treatment.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of consolidation. The consolidated financial statements are presented in accordance with United States generally accepted accounting principles ("GAAP") and include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation. The Company's investment in Health Partners, Inc. was accounted for using the equity method until its disposal in October 1997 (see note 12).

    (b) Premium revenue. Membership contracts are generally established on a yearly basis subject to cancellation by the employer group or Oxford upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from the federal Health Care Financing Administration ("HCFA") on a monthly basis for its Medicare membership. In 1999, premiums received from HCFA represented approximately 18% of the Company's total premium revenue earned. Membership and category eligibility are periodically reconciled with HCFA and could result in revenue adjustments. The Company is not aware of any material claims, disputes or settlements relating to revenues it has received from HCFA. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts of $10 million and $37.7 million in 1999 and 1998, respectively. Unearned premiums represent the portion of premiums received for which Oxford is not obligated to provide services until a future date. All other material revenue is generated from investments, as described in (f) below. Investment income is recognized when earned and included in investment and other income.

    (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported or paid claims ("IBNR"). The Company estimates the provision for IBNR using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements and payments required by public policy initiatives. Advances to providers for delayed claims amounting to $43.6 million and $139.5 million, net of valuation reserves of $30.8 million and $35 million, as of December 31, 1999 and 1998, respectively, have been applied against medical claims payable in the accompanying balance sheets. Management believes that the Company's reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates. The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Anticipated investment income is not included in the recognition of premium deficiency reserves since its effect is deemed to be immaterial. The Company evaluates the need for premium deficiency reserves on a quarterly basis. Premium deficiency reserves aggregated approximately $26.6 million and $27.4 million as of December 31, 1999 and 1998, respectively. Such reserves are included in medical costs payable in the accompanying consolidated balance sheets.

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

    (h) Computer software costs. Internal and external direct and incremental costs of $3.1 million incurred in developing or obtaining computer software for internal use were capitalized during 1999. These costs are presented in property and equipment and are being amortized using the straight-line method over their estimated useful lives, generally two years. Prior to 1999, computer software costs were expensed as incurred.

    (i) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation reserve against the estimated amounts of deferred taxes that it believes may not be realized.

    (j) Impairment of long-lived assets and assets to be disposed of. The Company reviews assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell.

    (k) Earnings per share. Basic earnings per share is calculated on the weighted-average number of common shares outstanding. Diluted earnings per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options and warrants outstanding.

    Options to purchase 12.3 million shares of common stock at prices ranging from $16.36 to $74.00 per share and warrants to purchase 22.5 million shares of common stock at $17.75 per share were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share as the impact would have been antidilutive.

    (l) Stock option plans. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and subsequent years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS 123 (see note 9). With respect to the independent contractor grants, it is the Company's policy to record such grants and re-issuance grants issued after December 15, 1995, based on the fair market value measurement criteria of SFAS 123.

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

    (o) Reporting comprehensive income. The changes in value of available-for-sale securities as reported in the consolidated statements of shareholders' equity (deficit) and comprehensive earnings (loss) include unrealized holding gains (losses) on available-for-sale securities of $(27.1) million, $6.4 million and $22.4 million in 1999, 1998 and 1997, respectively, reduced by the tax effects of $1.6 million and $7.5 million in 1998 and 1997, respectively, and reclassification adjustments of $5.2 million, $10.7 million and $28.7 million in 1999, 1998 and 1997, respectively, reduced by the tax effects of $3.7 million and $10.1 million in 1998 and 1997, respectively.

    (p) Reclassifications. Certain reclassifications have been made to prior years' financial statement amounts to conform to the 1999 presentation.

(3)    INVESTMENTS

    The following is a summary of marketable securities as of December 31, 1999 and 1998:

                                                                        Gross          Gross
(In thousands)                                       Amortized        Unrealized     Unrealized       Fair
December 31, 1999:                                     Cost             Gains          Losses        Value
--------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. government obligations                         $385,529        $   --          $  7,556        $377,973
  Corporate obligations                                435,910             309          10,137         426,082
  Municipal bonds                                       25,360            --               361          24,999
--------------------------------------------------------------------------------------------------------------
    Total investments                                 $846,799        $    309        $ 18,054        $829,054
==============================================================================================================
Held-to-maturity - U.S. government obligations        $ 61,603        $   --          $    346        $ 61,257
==============================================================================================================

December 31, 1998:                                    Cost             Gains          Losses           Value
--------------------------------------------------------------------------------------------------------------
Available-for-sale:
  U.S. government obligations                         $585,028        $  4,568        $  1,673        $587,923
  Corporate obligations                                331,596           3,688             218         335,066
--------------------------------------------------------------------------------------------------------------
    Total debt securities                              916,624           8,256           1,891         922,989
  Equity securities                                          1            --              --                 1
--------------------------------------------------------------------------------------------------------------
    Total investments                                 $916,625        $  8,256        $  1,891        $922,990
==============================================================================================================
Held-to-maturity - U.S. government obligations        $ 56,493        $  1,028        $   --          $ 57,521
==============================================================================================================

    The amortized cost and estimated fair value of marketable debt securities at December 31, 1999, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                                                   Available-for-Sale              Held-to-Maturity
                                                               --------------------------------------------------------
                                                               Amortized          Fair        Amortized         Fair
(In thousands)                                                    Cost           Value           Cost          Value
-----------------------------------------------------------------------------------------------------------------------
Due in one year or less                                          $ 157,393      $ 156,685       $ 25,560       $ 25,542
Due after one year through five years                              664,390        647,658         36,043         35,715
Due after five years through ten years                              25,016         24,711            --            --
-----------------------------------------------------------------------------------------------------------------------
    Total                                                        $ 846,799      $ 829,054       $ 61,603       $ 61,257
=======================================================================================================================

Certain information related to marketable securities is as follows:

(In thousands)                                                             1999            1998            1997
--------------------------------------------------------------------------------------------------------------------
Proceeds from sale or maturity of available-for-sale securities        $ 916,231         $ 993,488         $ 790,795
Proceeds from sale or maturity of held-to-maturity securities              3,709             3,500              --
--------------------------------------------------------------------------------------------------------------------
Total proceeds from sale or maturity of marketable securities          $ 919,940         $ 996,988         $ 790,795
====================================================================================================================

Gross realized gains on sale of available-for-sale securities          $   2,474         $  19,986         $  36,615
Gross realized losses on sale of available-for-sale securities            (7,655)           (9,291)           (7,879)
--------------------------------------------------------------------------------------------------------------------
Net realized gains (losses) on sale of marketable securities           $  (5,181)        $  10,695         $  28,736
====================================================================================================================
Net unrealized (loss) on available-for-sale securities included
    in comprehensive (loss)                                            $ (21,882)        $  (4,255)        $  (6,336)
Deferred income tax benefit                                                 --              (2,126)           (2,598)
--------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss)                                             $ (21,882)        $  (2,129)        $  (3,738)
--------------------------------------------------------------------------------------------------------------------

    Net investment income in 1999, 1998 and 1997 was $62.1 million, $79.8 million and $71.4 million, respectively. Other income includes a $13.5 million gain on the sale of the New York Medicaid business and a $7 million gain on the sale of the assets of the Company's wholly-owned subsidiary, Direct Script, Inc. in 1999 and a $5.1 million gain related to the sale of the New Jersey Medicaid business in 1998.

(4)    INCOME TAXES

Income tax expense (benefit) consists of:

(In thousands)                        Current          Deferred           Total
---------------------------------------------------------------------------------
Year ended December 31, 1999:
    Federal                          $    --           $(150,406)        $(150,406)
    State and local                       --              (5,848)           (5,848)
----------------------------------------------------------------------------------
      Total                          $    --           $(156,254)        $(156,254)
==================================================================================

Year ended December 31, 1998:
    Federal                          $    --           $ (14,371)        $ (14,371)
    State and local                       --              (4,066)           (4,066)
----------------------------------------------------------------------------------
      Total                          $    --           $ (18,437)        $ (18,437)
==================================================================================

Year ended December 31, 1997:
    Federal                          $ (68,604)        $ (78,577)        $(147,181)
    State and local                      3,560             3,298             6,858
----------------------------------------------------------------------------------
      Total                          $ (65,044)        $ (75,279)        $(140,323)
==================================================================================

    Cash paid (received) for income taxes was approximately $3 million, $(113) million and $67 million for 1999, 1998 and 1997, respectively.

    Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings (loss) before income taxes as a result of the following:

(In thousands)                                                             1999            1998              1997
--------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) at statutory tax rate                     $  57,290         $(215,330)        $(151,064)
State and local income taxes, net of Federal income tax benefit           11,746           (47,143)            4,458
Change in valuation allowance                                           (225,002)          245,702              --
Write-off of goodwill                                                       --                --               9,895
Other, net                                                                  (288)           (1,666)           (3,612)
--------------------------------------------------------------------------------------------------------------------
  Income tax benefit                                                   $(156,254)        $ (18,437)        $(140,323)
====================================================================================================================

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1999 and 1998 are as follows:

(In thousands)                                                   1999              1998
----------------------------------------------------------------------------------------
Deferred tax assets:
    Net operating loss carryforwards                         $ 238,122         $ 256,024
    Medical costs payable                                       18,363            15,357
    Allowance for doubtful accounts                             17,174            18,804
    Unearned premiums                                            8,194             9,088
    Trade accounts payable and accrued expenses                  8,426            20,298
    Write-down of investment in affiliate                       13,422            19,402
    Property and equipment                                      11,495             6,750
    Restructuring related                                        8,929            64,712
    Unrealized depreciation of short-term investments            7,469              --
    Other                                                       10,653             9,730
----------------------------------------------------------------------------------------
      Total gross deferred assets                              342,247           420,165
    Less valuation allowances                                  (42,469)         (282,598)
----------------------------------------------------------------------------------------
      Total deferred tax assets                                299,778           137,567
----------------------------------------------------------------------------------------
Deferred tax liabilities:
    Unrealized appreciation of short-term investments             --               2,228
----------------------------------------------------------------------------------------
      Net deferred tax assets                                $ 299,778         $ 135,339
========================================================================================

    During the second quarter of 1998, the Company incurred a net loss of $507.6 million. At that time, the Company evaluated the deferred tax assets arising from the net loss and established a full valuation allowance pending the results of its Turnaround Plan. During 1998, the Company performed detailed analyses to assess the realizability of the Company's deferred tax assets. These analyses included an evaluation of the results of operations for 1998 and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. Based on these analyses, management concluded that it was not more likely than not that all of its deferred tax assets would be fully realized. The Company established a valuation allowance of $282.6 million as of December 31, 1998.

    In light of the Company's progress during 1999 in its Turnaround Plan, estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal net operating loss carryforwards and certain other temporary differences. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 1999. The income tax benefit recorded for 1999 includes the reversal of $225 million of deferred tax valuation allowances. The remaining valuation allowance at December 31, 1999 of $42.5 million relates primarily to capital loss carryforwards and state net operating loss carryforwards.

    As of December 31, 1999, the Company has federal net operating loss carryforwards of approximately $538 million, which will begin to expire in 2012.

(5)    PROPERTY AND EQUIPMENT

     Property and equipment, net of accumulated depreciation is as follows:

                                                               As of December 31,
                                                          ---------------------------
(In thousands)                                               1999              1998
-------------------------------------------------------------------------------------
Land and buildings                                        $      40         $     230
Furniture and fixtures                                       11,732            31,747
Equipment                                                   135,551           204,249
Leasehold improvements                                       35,291            37,146
-------------------------------------------------------------------------------------
    Property and equipment, gross                           182,614           273,372
Accumulated depreciation and amortization                  (133,095)         (160,431)
=====================================================================================
    Property and equipment, net                           $  49,519         $ 112,941
=====================================================================================


     Depreciation and amortization of property and equipment aggregated $49.8 million, $63.7 million and $57.9 million at December 31, 1999, 1998 and 1997, respectively.

(6)    DEBT

     Long-term debt consists of the following:

(In thousands)                                        1999                1998
--------------------------------------------------------------------------------
11% Senior Notes due 2005                           $200,000            $200,000
Term Loan due 2003                                   150,000             150,000
--------------------------------------------------------------------------------
    Total long-term debt                            $350,000            $350,000
================================================================================

     Simultaneously with the consummation of the agreement with TPG described in note 7, the Company issued $200 million principal amount of 11% Senior Notes due 2005 (the "Senior Notes"). The Senior Notes were issued in a private placement to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), the initial purchaser, who agreed to sell the Senior Notes only to "qualified institutional buyers", as defined in Rule 144A under the Securities Act in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A, or outside the United States in accordance with Regulation S under the Securities Act. DLJ received $6 million in discounts and commissions in connection with the initial purchase of the Senior Notes. The Senior Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all current and future senior indebtedness of the Company. The Company's obligations under the Senior Notes are effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness, if any, of the Company's subsidiaries. Interest is payable semiannually on May 15 and November 15 of each year commencing November 15, 1998.

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

     In September 1999, the privately-placed Senior Notes were exchanged for an equal amount of substantially identical Senior Notes registered under the Securities Act.

     At the same time, the Company entered into a Term Loan Agreement that provided for a new $150 million senior secured term loan (the "Term Loan") with a final maturity in 2003 at which time all outstanding amounts will be due and payable. Prior to the final maturity of the Term Loan, there are no scheduled principal payments. The Term Loan provides for mandatory prepayments of the Term Loan from (1) net proceeds from the sale of assets, subject to certain exceptions and to the receipt of any required regulatory approvals; (2) net proceeds from the issuance of debt securities; and (3) 50% of the net proceeds from certain equity issuances. The Term Loan also provides for mandatory prepayment of the entire aggregate principal amount of the Term Loan plus a premium equal to 1% of the aggregate principal amount of the Term Loan upon a "change of control." The Term Loan bears interest at a rate per annum equal to the administrative agent's reserve adjusted LIBO rate plus 4.25%. As of December 31, 1999, the interest rate on the Term Loan was 10.7125%. Interest is payable semiannually on May 15 and November 15 each year commencing November 15, 1998. The Term Loan is secured by a perfected first priority security interest in substantially all of the assets of the Company. The Term Loan contains covenants that, among other things, restrict the ability of the Company to pay any dividend or make any payment or distribution or incur additional indebtedness.

     The costs incurred in connection with the issuance of the Senior Notes and Term Loan, aggregating approximately $7.1 million and $4.7 million, respectively, have been capitalized and are being amortized over periods of seven years and five years, respectively.

     In the first quarter of 1998, the Company issued $200 million of senior secured increasing rate notes due February 6, 1999 ("Bridge Notes"). The Bridge Notes bore interest at prime plus 2.5% per annum during the first three months, and thereafter the spread over prime increased by 0.5% every three months; provided however, that the per annum interest rate would not be less than 10.5%, nor more than 17%. The Company used the proceeds of the Bridge Notes to make capital contributions to certain of its HMO subsidiaries, to pay for expenses in connection with the issuance of the Bridge Notes and for general corporate purposes. The Company capitalized the costs of $9.9 million incurred in the issuance of the Bridge Notes, and these costs were to be amortized over the life of the Bridge Notes. The capitalized debt issuance costs were written off on May 13, 1998 due to extinguishment of the Bridge Notes using funds obtained through the financings referred to above and in note 7.

     The Company made cash payments for interest expense on indebtedness and delayed claims of approximately $53 million, $38.7 million and $5.3 million in 1999, 1998 and 1997, respectively.

     During the first quarter of 2000, the Company repurchased approximately $14 million of principal outstanding under the Term Loan.

(7)    REDEEMABLE PREFERRED STOCK

     Pursuant to an Investment Agreement, dated as of February 23, 1998 (the "Investment Agreement"), between the Company and TPG Oxford LLC ("TPG", together with the investors thereunder, the "Investors"), the Investors, on May 13, 1998, purchased $350 million in redeemable Preferred Stock with Warrants to acquire up to 22,530,000 shares of common stock. The Preferred Stock and Warrants were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act, which provides an exemption for transactions not involving any public offering. In determining that such exemption was available, the Company relied on, among other things, the facts that the Preferred Stock and Warrants were being issued through direct communication only to a limited number of sophisticated investors having knowledge and access to information regarding the Company and that the certificates evidencing such Preferred Stock and Warrants bear a legend restricting transfer in nonregistered transactions. Dividends on the Preferred Stock are being paid in kind for the first two years. The Warrants have an exercise price of $17.75, which represented a 5% premium over the average trading price of Oxford shares for the 30 trading days ended February 20, 1998.

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

     Pursuant to the provisions of the Series D Preferred Stock and Series E Preferred Stock, on May 13, 1999, the Company issued (a) a dividend in the amount of $13.2988 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 1999, and (b) a dividend in the amount of $36.4730 per share of Series E Preferred Stock in the form of shares of such Series E Preferred Stock to the holders of record as of April 28, 1999.

     Activity for redeemable preferred stock is as follows:

(In thousands)                                                    1999             1998
---------------------------------------------------------------------------------------
Beginning balance                                            $ 298,816        $    --
Issuance of preferred stock, net of issuance expenses             --            338,148
Discount allocated to detachable warrants                         --            (67,000)
Accrued  in-kind dividends                                      30,486           18,548
Amortization of discount                                        12,650            7,555
Amortization of issuance expenses                                2,364            1,565
---------------------------------------------------------------------------------------
Ending balance                                               $ 344,316        $ 298,816
=======================================================================================

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

     On February 29, 2000, the Company repurchased 28,780 shares of Series D Preferred Stock for approximately $30 million and 89,616 shares of Series E Preferred Stock for approximately $100 million.

(8)    COMMON STOCK

     On March 17, 1997, Oxford's Board of Directors unanimously adopted a resolution authorizing an amendment to Oxford's certificate of incorporation to increase the number of authorized shares of common stock from 200 million shares to 400 million shares, subject to shareholder approval. On April 22, 1997, the Company's shareholders approved such amendment.

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

     The Employee Plan provides for granting of nonqualified stock options and incentive stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from date of grant. The Employee Plan is administered by a compensation committee currently comprised of four members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are initially granted at fair market value on date of grant. The Company's previous nonqualified employee stock option plan terminated in 1991, except as to options theretofore granted.

     The Independent Contractor Plan provides for granting of nonqualified stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from the date of grant. The Employee Plan and the Independent Contractor Plan are administered by a committee consisting of five members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on the date of the grant.

     The Nonemployee Plan provides for granting of nonqualified stock options to eligible nonemployee directors of the Company. The plan provides that each year on the first Friday following the Company's annual meeting of stockholders, each individual elected, re-elected or continuing as a nonemployee director will automatically receive a nonqualified stock option for 5,000 shares of common stock with an exercise price at the fair market value on that date. The plan further provides that one-fourth of the options granted under the plan vest on each of the date of grant and the Friday prior to the second, third and fourth annual meeting of stockholders following the date of such grant.

     Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

                                                             Weighted-Average
                                                Shares       Exercise Prices
----------------------------------------------------------------------------
   Outstanding at January 1, 1997              9,291,812             $18.25
    Granted                                    3,332,186              72.58
    Exercised                                 (2,098,157)             10.14
    Cancelled                                   (319,012)             37.35
--------------------------------------------------------
    Outstanding at December 31, 1997          10,206,829              37.06
    Granted                                   11,810,173              12.95
    Exercised                                   (397,103)              6.67
    Cancelled                                 (6,319,168)             46.41
--------------------------------------------------------
    Outstanding at December 31, 1998          15,300,731              15.40
    Granted                                    3,634,141              16.74
    Exercised                                 (1,470,585)             12.35
    Cancelled                                 (2,201,930)             22.51
--------------------------------------------------------
    Outstanding at December 31, 1999          15,262,357             $15.04
===========================================================================
    Exercisable at December 31, 1999           5,842,259             $15.50
===========================================================================

     As of December 31, 1999, there were 18,384,534 shares of common stock reserved for issuance under the plans, including 3,122,177 shares reserved for future grant. In addition, there were 22,530,000 shares of common stock reserved for issuance in connection with the warrants issued to TPG (see note 7).

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

     Under the terms of an employment agreement, Norman C. Payson, M.D., the Chief Executive Officer of the Company, was granted on February 23, 1998 a nonqualified stock option (the "Option") to purchase 2,000,000 shares of common stock at an exercise price of $15.52 per share and, in August 1998, a nonqualified stock option (the "Additional Option") was granted to purchase an additional 1,000,000 shares of Company common stock under the 1991 Stock Option Plan. The Option generally provides that 800,000 shares will vest on February 23, 1999, and that the remaining 1,200,000 shares will vest ratably on a monthly basis over the 36 month period ending February 23, 2002, provided in each case that Dr. Payson is employed by the Company on the applicable vesting date. The Option also provides for acceleration of vesting and extended exercisability periods in certain circumstances, including certain terminations of employment and a change in control (as defined in the Employee Plan) of the Company. The difference between the exercise price and the fair market value of the shares subject to the Option on the date of issuance has been accounted for as unearned compensation and is being amortized to expense over the period restrictions lapse. Unearned compensation charged to operations in 1999 and 1998 was approximately $2.2 million and $3.2 million, respectively. The Additional Option has an exercise price equal to $6.0625, vests ratably over the four years from the date of grant, and is otherwise subject to the terms and conditions of the Employee Plan. The Additional Option also provides for accelerated vesting following a change in control (as defined in the Employee
Plan). Nonqualified options to acquire a total of 1,600,000 shares of the Company's common stock at the then current market prices were granted to two executive officers of the Company on March 30, 1998 and December 30, 1999.

     In the fourth quarter of 1999, terms of the option agreements between the Company and two former executives were amended to allow for an extension of the exercise period. As a result, the Company recorded additional compensation expense of $4.2 million ($2.5 million net of deferred tax benefits).

     Information about fixed stock options outstanding at December 31, 1999, is summarized as follows:

                                                                            Weighted -
                                                       Weighted -            Average
             Range of               Number               Average            Remaining
          Exercise Prices         Outstanding       Exercise Price       Contractual Life
      ------------------------   --------------------------------------------------------
         $ 0.32 -  $  5.00           299,392           $ 0.98              1.0 Years
           5.01 -    10.00         4,186,466             6.88              3.2 Years
          10.01 -    15.00         1,178,750            12.52              6.5 Years
          15.01 -    20.00         8,589,428            16.65              4.0 Years
          20.01 -    25.00           496,367            23.68              1.1 Years
          25.01 -    50.00           231,954            45.44              1.8 Years
          50.01 -    74.00           280,000            72.96              3.0 Years
                                  ---------------------------
         $ 0.32 -  $ 74.00        15,262,357           $15.04              3.8 Years
      ==========  =========       ===========================



     Information about fixed stock options exercisable at December 31, 1999, is summarized as follows:

                                                                   Weighted -
                   Range of               Number                     Average
                Exercise Prices         Exercisable            Exercise Price
            ------------------------   --------------------------------------
               $ 0.32 -    $ 5.00             299,392                $ 0.98
                 5.01 -     10.00           1,780,830                  7.32
                10.01 -     15.00             105,000                 13.19
                15.01 -     20.00           2,842,885                 16.03
                20.01 -     25.00             489,367                 23.71
                25.01 -     50.00             179,785                 45.45
                50.01 -     74.00             145,000                 72.49
                                       ------------------------------------
               $ 0.32 -   $ 74.00           5,842,259                $15.50
               ======     =======      ====================================

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans other than for modifications of option terms that result in new measurement dates. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for grants under these plans consistent with the methodology of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)                                   1999               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) for common shares                As reported       $   274,440        $  (624,460)       $  (291,288)
                                                     Pro forma         $   244,422        $  (711,311)       $  (315,188)

Basic earnings (loss) per share                      As reported       $      3.38        $     (7.79)       $     (3.70)
                                                     Pro forma         $      3.01        $     (8.88)       $     (4.01)

Diluted earnings (loss) per share                    As reported       $      3.26        $     (7.79)       $     (3.70)
                                                     Pro forma         $      2.90        $     (8.88)       $     (4.01)
-------------------------------------------------------------------------------------------------------------------------

     The per share weighted-average fair value of stock options granted was $8.21, $9.00 and $40.03 during 1999, 1998, and 1997, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for any year; expected volatility of 73.67%, 72.94% and 69.56%, risk-free interest rates of 5.66%, 5.33% and 6.15% in 1999, 1998 and 1997, respectively, and expected lives of four years for all years.

     Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented for 1997 because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered.

(10)   LEASES

     Oxford leases office space and equipment under capital and operating leases. Rent expense under operating leases for the years ended December 31, 1999, 1998, and 1997 was approximately $14.8 million, $31 million and $22.6 million, respectively. The Company's lease terms range from one to seven years with certain options to renew. Certain lease agreements provide for escalation of payments based on fluctuations in certain published cost-of-living indices.

     Property held under capital leases is summarized as follows:

(In thousands)                                             1999          1998
--------------------------------------------------------------------------------
Computer equipment                                       $ 35,471       $ 39,792
Other equipment                                               671            671
--------------------------------------------------------------------------------
    Gross                                                  36,142         40,463
Less accumulated amortization                             (19,543)        (7,940)
--------------------------------------------------------------------------------
    Net capital lease assets                             $ 16,599       $ 32,523
================================================================================

     Future minimum lease payments required under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 were as follows:

                                                       Capital         Operating
(In thousands)                                         Leases           Leases
---------------------------------------------------------------------------------
2000                                                    $ 12,812         $ 16,500
2001                                                       6,704           16,900
2002                                                            -          13,800
2003                                                            -          12,100
2004                                                            -           9,400
Thereafter                                                      -           8,400
---------------------------------------------------------------------------------
Total minimum future rental payments                      19,516         $ 77,100
                                                                     ============
Less amount representing interest                         (1,262)
------------------------------------------------------------------
Present value of minimum lease payments                   18,254
Less current maturities                                  (12,467)
------------------------------------------------------------------
Obligations under capital leases                        $  5,787
==================================================================


     The above amounts for operating leases are net of future minimum subrentals aggregating approximately $11.4 million.

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

     On November 3, 1997, the Company acquired all of the outstanding stock of Riscorp Health Plans, Inc., a Florida-based HMO, for approximately $5.3 million in cash. The acquisition was recorded as a purchase and resulted in goodwill of approximately $3.9 million. During 1998, the Company made an additional contingent payment of $1.3 million. Subsequent to the acquisition, the Company decided to reduce the level of its future investment in expansion markets and, based on an analysis of the negative cash flows of this Florida company, determined that the carrying amount in excess of tangible book value of its investment was not recoverable. Accordingly, the Company wrote off the goodwill of $3.9 million in 1997 and the contingent payment of $1.3 million in 1998.

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

     These acquisitions were accounted for by the purchase method and have been included from the date of acquisition. The pro forma effects of the acquisitions on the consolidated results of operations for the year ended December 31, 1997 assuming these acquisitions had occurred as of January 1, 1996, is not material and has not been presented.

(12)   RELATED PARTY TRANSACTIONS

     In October 1997, the Company disposed of its 47% interest in Health Partners, Inc. ("Health Partners") in a pooling of interests transaction. Health Partners was established to provide management and administrative services to physicians, medical groups and other providers of health care. The investment had been accounted for using the equity method. Under this method, the Company recognized losses of $1.1 million in 1997. The Company received 2,090,109 shares of common stock of FPA Medical Management, Inc. ("FPAM") with a market value as of the closing of approximately $76.4 million, resulting in a pretax gain at the time of closing of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had been reduced to approximately $38.4 million. Because management believed that the decline was other than temporary, the Company, as of December 31, 1997, wrote down its investment in FPAM by $38 million. As a result, the Company ultimately recognized in 1997 a pretax gain of approximately $25.2 million ($20.5 million after taxes, or $.26 per share) on the sale of Health Partners. During 1998, the Company wrote down to nominal value its remaining investment in FPAM (see note 14). The Company contracts with provider groups managed by Health Partners in the Company's service areas.

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

(13)   RESTRUCTURING CHARGES

     During the third quarter of 1999, the Company recorded pretax restructuring charges totaling $19.9 million ($11.3 million after income tax benefits, or $0.13 per diluted share) in connection with additional steps taken under the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. These charges included estimated costs related to: (i) $8.7 million for severance costs associated with work force reductions; (ii) $7.4 million of costs associated with additional consolidation of the Company's office facilities inclusive of the net write-off of $6.4 million in fixed assets, consisting primarily of leasehold improvements; (iii) $4.3 million for the write-off of certain computer equipment; and (iv) $1.7 million related to leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc., which was written down in value as part of the Company's 1998 restructuring charge.

     During the first half of 1998, the Company recorded restructuring charges totaling $123.5 million ($114.8 million after income tax benefits, or $1.43 per share). These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to: (i) $55.7 million associated with the disposition or closure of noncore businesses; (ii) $29.3 million for the write down of certain property and equipment; (iii) $24.8 million for severance and related costs; and (iv) $13.7 million for net costs of operations consolidation, including long term lease commitments. The ending reserves for these charges were generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment, which were written down to their estimated net realizable values.

     The tables below present the activity for the restructuring charge reserves established in 1999 and 1998 as part of the Turnaround Plan.


                                                  1998           Cash                                    12/31/98
                                              Restructuring    Received     Noncash      Changes in   Restructuring
(In thousands)                                   Charges        (Used)      Activity      Estimate       Reserves
--------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses       $  55,700     $  (9,827)  $ (18,725)    $  (13,343)      $  13,805
Write down of property and equipment               29,272           --      (28,267)        (1,005)          --
Severance and related costs                        24,800        (4,246)    (11,200)          --             9,354
Costs of consolidating operations                  13,728          (548)       --             4,505         17,685
                                            ------------------------------------------------------------------------
                                                $ 123,500     $ (14,621)  $ (58,192)     $  (9,843)      $  40,844
                                            ========================================================================


                                                12/31/98         Cash                      1999                        12/31/99
                                             Restructuring     Received     Noncash     Restructuring   Changes in   Restructuring
(In thousands)                                  Reserves        (Used)      Activity      Charges         Estimate      Reserves
----------------------------------------------------------------------------------------------------------------------------------

Provisions for loss on noncore businesses       $  13,805       $  4,343    $(14,493)     $    --          $(1,590)    $   2,065
Severance and related costs                         9,354        (10,380)       --            8,750            --          7,724
Costs of consolidating operations                  17,685        (14,272)        --           3,003          1,590         8,006
                                            --------------------------------------------------------------------------------------
                                                $  40,844       $(20,309)   $(14,493)     $  11,753        $   --      $  17,795
                                            ======================================================================================


     The Company believes that the remaining restructuring reserves as of December 31, 1999 are adequate and that no revisions of estimates are necessary at this time.

     Provisions for loss on noncore business

     As part of its Turnaround Plan, the Company decided to withdraw from noncore markets by selling or closing its HMO and insurance businesses in Pennsylvania, Illinois, Florida and New Hampshire. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO and insurance subsidiaries to be sold or closed, the net book value of noncore investments was reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. The Company estimated the net recovery of its investments in these entities by evaluating the assets and operations for impairment. This evaluation included an assessment of asset recoverability for these entities, premium deficiency analysis assuming timely exit of these noncore markets and the establishment of premium deficiency reserves, estimated incremental disposition and closing costs including professional services and anticipated proceeds related to the disposition of assets. In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company substantially completed the disposition of all of the property and equipment in 1999. The Company calculated premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Of the $55.7 million originally recorded as provision for loss on noncore businesses in 1998, $25.2 million related to premium deficiency reserves, $27.9 million related to asset valuation write-downs and reserves, $2.2 million related to accounting fees to be incurred for final statutory audits and legal fees to be incurred in connection with preparation of agreements for sale or disposition of assets and brokerage costs and $0.4 million related to defined severance arrangements for employees of these entities. Approximately 250 employees in the noncore businesses have been terminated since June 30, 1998.

     The cash activity during 1999 is comprised of proceeds of $7.1 million related to the sale of the Company's Pennsylvania subsidiary, partially offset by $2.8 million in cash payments for medical and other costs as the operations were disposed of or shut-down. The non-cash activity represents the specific write-off of the net assets of the noncore businesses. Due to recoveries greater than anticipated, the Company has revised its estimate of the remaining costs associated with the final disposition or closure of these operations and investments. Reserves of $1.6 million were re-allocated to costs of consolidating operations in the fourth quarter of 1999. As of December 31, 1999, the ending reserve of $2.1 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

     Severance and related costs

     The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, fifteen members of senior management were replaced and certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $24.8 million in 1998. In the third quarter of 1999, the Company recorded an additional $8.8 million for severance and related costs as a result of an additional reduction in force in which approximately 650 employees were terminated. The cash activity during 1999 reflects payments to former employees in accordance with their respective severance arrangements. The December 31, 1999 balance represents contracted amounts payable through the first half of 2001 and is related to individuals who are no longer employed by the Company.

     Costs of consolidating operations

     During 1998, the costs of consolidating operations reserve was established for $13.7 million of estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space. The Company vacated its leased space located in Philadelphia, Pennsylvania; Edison, New Jersey; Chicago, Illinois; Sarasota, Florida; Norwalk, Connecticut; and one of two facilities in Milford, CT. In addition, the amount of leased space located in New York, New York and White Plains, New York was reduced. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter of 1998 as a change in estimate as the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicated that costs would exceed previous estimates.

     During the third quarter of 1999, the Company recorded an increase of $3 million to this reserve for the net costs associated with relocating its corporate headquarters and the cessation of operations at its Ireland facility. Additionally, as a result of revisions in the estimates related to the 1998 reserves, $1.6 million was added to the reserves in the fourth quarter of 1999. The Company's related lease obligations for these properties extend to July 2005.

     The remaining costs of the operations consolidations reserve is comprised of the following estimated costs associated with the disposition of leased space no longer used in operations:

(In millions)                                                                                     1999          1998
-------------------------------------------------------------------------------------------------------------------------
Gross future minimum rentals                                                                     $ 16.6        $ 26.1
Sublease income                                                                                   (12.9)        (14.0)
Lease termination penalties                                                                         3.4           2.5
Other costs                                                                                         0.9           3.1
-------------------------------------------------------------------------------------------------------------------------
  Total operations consolidation reserve                                                         $  8.0        $ 17.7
=========================================================================================================================


     Write down of property and equipment

     As discussed above during the third quarter of 1999, the Company recorded an additional restructuring charge which included $10.7 million of costs associated with the continued consolidation of the Company's office facilities. The majority of these costs were associated with relocating its corporate headquarters and the cessation of operations at its Ireland facility. The charges were comprised of the net write-off of $6.4 million in fixed assets (primarily leasehold improvements) and $4.3 million for the write-off of computer equipment no longer used in operations.

     During 1998, in connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2 million square feet under lease to approximately 1.2 million square feet. The Company attempts to dispose of property and equipment as it vacates the facilities. The 1998 estimate for write down of property and equipment included provisions for the estimated losses related to vacating certain facilities in connection with the Company's Turnaround Plan. The 1998 charge included an estimated provision for loss related to leasehold improvements ($12.5 million), office furniture ($11.8 million), computers and office equipment ($4 million) and software ($1 million). In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based upon the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to their estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan. The Company completed the disposition or sale of these assets during 1999.

(14)   WRITE DOWNS OF STRATEGIC INVESTMENTS

     The Company disposed of its 47% interest in Health Partners in October 1997 and received 2,090,109 shares of common stock of FPAM stock with a market value of approximately $76.4. million, resulting in a pretax gain of approximately $63.1 million. As of December 31, 1997, the market value of the FPAM stock had dropped to approximately $38.4 million. At year-end 1997, the Company wrote down its investment in FPAM by $38 million, thereby reducing the pretax 1997 gain on the sale of Health Partners to approximately $25.2 million ($20.5 million after taxes, or $.26 per share).

     During the second quarter of 1998, the Company sold 540,000 shares of FPAM and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote its remaining investment in FPAM down to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write down of $38.3 million, or $.49 per share, has been recognized as write downs of strategic investments in the accompanying financial statements.

     The 1997 charges resulted from a reduction in the level of future investment in expansion markets and, accordingly, the Company wrote down its investments in two subsidiaries (see note 11) and one affiliate (see note 12). These write downs have been shown as write downs of strategic investments in the accompanying financial statements and are summarized as follows:

(In thousands)                                                                                                        1997
---------------------------------------------------------------------------------------------------------------------------
Compass PPA, Incorporated                                                                                         $ 23,427
Riscorp Health Plans, Inc.                                                                                           3,894
St. Augustine Health Care, Inc.                                                                                     14,297
---------------------------------------------------------------------------------------------------------------------------
    Total                                                                                                         $ 41,618
===========================================================================================================================

(15)   DEFINED CONTRIBUTION PLAN

     The Company has a qualified defined contribution plan (the "Savings Plan") that covers all employees with six months of service and at least a part-time employment status as defined. The Savings Plan also provides that the Company make matching contributions, up to certain limits, of the salary contributions made by the participants. The Company's contributions to the Savings Plan were approximately $2.1 million, $2.8 million and $3.2 million in 1999, 1998 and 1997, respectively.

(16)   REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

    Certain restricted investments at December 31, 1999 and 1998 are held on deposit with various financial institutions to comply with federal and state regulatory capital requirements. As of December 31, 1999, approximately $61.6 million was so restricted and is shown as restricted investments in the accompanying balance sheet. With respect to the Company's New York subsidiaries, the minimum amount of surplus required is based on a formula established by the New York State Insurance Department. These statutory surplus requirements amounted to approximately $133.3 million and $130 million at December 31, 1999 and 1998, respectively.

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

     During 1999 and 1998, the Company made cash contributions to its HMO and insurance subsidiaries of approximately $4.5 million and $537.5 million, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets.

(17)   CONCENTRATIONS OF CREDIT RISK

    Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 1999 and 1998, the Company had no significant concentrations of credit risk. Financial instruments which potentially subject the Company to concentrations of such credit risk consist primarily of short-term investments in equity securities, obligations of the United States government, certain state governmental entities and high-grade corporate bonds and notes. These investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria. The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's revenue under its contracts with HCFA represented approximately 18% of its premium revenue earned during 1999.

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

    In the fourth quarter of 1999, the Company acquired new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $40 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. A nonrecurring charge of $24 million for premiums and commissions is included in the Company's results of operations for 1999.

    In addition, several managed care organizations (not including Oxford) have recently been sued in class action lawsuits asserting various causes of action under RICO, ERISA and state law. These lawsuits typically assert that the defendant health plans have employed criteria and procedures for providing care that are inconsistent with those stated in the certificates and other information provided to their members, and that because of these intentional misrepresentations and omissions, a class of all plan members has been injured by virtue of the fact that they received benefits of lesser value than the benefits represented to and paid for by such members. The potential exists for similar lawsuits to be filed against the Company. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or Oxford in particular, is presently unknown.

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

    Long-term debt: The carrying amount of long-term debt, including the current portion, approximates fair value as the interest rates of outstanding debt are similar to like borrowing arrangements at December 31, 1999.

    Preferred stock: The carrying amount of preferred stock approximates fair value as the stated dividend rates are similar to like investments at December 31, 1999 after the impact of discounting for the value attributed to the detachable warrants.

(20)   GOVERNMENT PROGRAMS

    As a contractor for Medicare programs, the Company is subject to regulations covering operating procedures. During 1999, 1998, and 1997, the Company had premiums earned of $750 million, $1.26 billion, and $1.24 billion, respectively, associated with Medicare and Medicaid.

    The Company has executed an agreement with a third party to transfer a substantial portion of the risk of providing health care and administrative services to certain of the participants in its Medicare programs. However, the Company remains liable to pay the cost of covered services provided to its Medicare members.

    The laws and regulations governing risk contractors are complex and subject to interpretation. HCFA monitors the Company's operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Company's current or future provider arrangements will not result in adverse actions by HCFA.

(21)   YEAR 2000 READINESS AND COSTS (UNAUDITED)

    The Company completed its assessment, planning, remediation and testing of its computer programs associated with its mission critical systems that could be affected by the "Year 2000" date issue. The Year 2000 problem was the result of computer programs being written using two digits rather than four to define the applicable year. The Company did not experience any significant interruption of business operations or any other system failures or disruptions as a result of the failure of any of its business systems or those of its material vendors as a result of the Year 2000 issue.

    The Company is required to submit periodic reports regarding Year 2000 compliance to certain of the regulatory authorities that regulate its business. The Company is in compliance with such Year 2000 reporting requirements. Such regulatory authorities have also asked the Company to submit to certain audits regarding its Year 2000 compliance.

    The Company incurred expenses of approximately $4 million in 1999 and $9.8 million in 1998 related to its Year 2000 compliance efforts. The Company does not expect Year 2000 costs to be material in 2000.

    (22) QUARTERLY INFORMATION (UNAUDITED)

    Tabulated below are certain data for each quarter of 1999 and 1998.

                                                                                     Quarter Ended
                                                        -----------------------------------------------------------------------
(In thousands, except membership and per share amounts)      March 31           June 30           Sept. 30            Dec. 31
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1999:
    Net operating revenues                                 $ 1,030,196        $ 1,037,761        $ 1,029,937        $ 1,017,240
    Operating expenses                                       1,021,610          1,042,046            971,760            949,038
    Net income (loss)                                           14,295             (1,999)            39,834            267,810
    Net income (loss) for common shares                          3,213            (13,376)            28,331            256,272

    Per common and common equivalent share:
      Basic                                                $      0.04        $     (0.16)       $      0.35        $      3.13
      Diluted                                              $      0.04        $     (0.16)       $      0.34        $      3.05

    Membership at quarter-end                                1,691,000          1,668,700          1,629,100          1,593,700



YEAR ENDED DECEMBER 31, 1998:
    Net operating revenues                                 $ 1,218,087        $ 1,160,263        $ 1,147,134        $ 1,104,682
    Operating expenses                                       1,292,470          1,672,023          1,188,848          1,124,209
    Net loss                                                   (45,302)          (507,620)           (35,922)            (7,948)
    Net loss for common shares                                 (45,302)          (513,338)           (46,989)           (18,831)

    Per common and common equivalent share:
      Basic                                                $     (0.57)       $     (6.41)       $     (0.58)       $     (0.23)
      Diluted                                              $     (0.57)       $     (6.41)       $     (0.58)       $     (0.23)

    Membership at quarter-end                                2,095,700          2,004,700          1,924,900          1,881,400

    Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general administrative expenses, and restructuring charges and write-downs of strategic investments and credits.

    Restructuring charges related to severance and operations consolidation costs increased operating expenses by $20 million in the third quarter of 1999 (see note 13). The fourth quarter of 1999 includes $24 million in expenses related to premiums and other costs associated with certain new insurance coverage (see note 18) and $225 million related to reductions in deferred tax valuation allowances (see note 4).

    Restructuring charges related to severance and operations consolidation costs increased operating expenses by $25 million in the first quarter of 1998. The second quarter of 1998 includes restructuring charges of $98.5 million. These charges include a $55.7 million provision for loss on disposal of noncore businesses and unconsolidated affiliates; a $29.3 million write-down of property and equipment, primarily leasehold improvements; and a $13.5 million provision for operations consolidation and severance costs (see note 13). Results for the second quarter of 1998 also reflect a premium deficiency reserve of $51 million for losses on government contracts (see note 2) and writedowns of strategic investments of $38.3 million related to the writedown of the Company's investment in FPA Medical Management, Inc. (see note 14). Results of operations for the fourth quarter of 1998 include a net restructuring credit of $9.8 million representing a change in estimate of the restructuring charges incurred in the second quarter of 1998 (see note 13).

                    INDEPENDENT AUDITORS REPORT ON SCHEDULES

    We have audited the consolidated financial statements of Oxford Health Plans, Inc. and subsidiaries as of December 31, 1999 and 1998 and for each of the years in the two year period ended December 31, 1999, and have issued our report thereon dated February 10, 2000, except for the last paragraph of Notes 6 and 7 as to which the date is March 3, 2000. Our audit also included the financial statement schedules listed in Item 14(a) of this Annual Report on Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audit.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                             Ernst & Young LLP

New York, New York
February 10, 2000, except for the
last paragraph of Notes 6 and 7 as
to which the date is March 3, 2000.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

    Under date of February 23, 1998, we reported on the consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows of Oxford Health Plans, Inc. and subsidiaries for the year ended December 31, 1997, which are included in the annual report on Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the annual report on Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


     KPMG LLP


Stamford, Connecticut
February 23, 1998

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (In thousands)


Current assets:                                                         1999           1998
                                                                     -------------------------
   Cash and cash equivalents                                         $ 246,366      $ 225,248
   Investments - available-for-sale                                     13,340          4,575
   Receivables, net                                                      1,624          4,309
   Refundable income taxes                                                 --             --
   Deferred income taxes                                                36,221            --
   Other current assets                                                  3,864          5,000
---------------------------------------------------------------------------------------------
     Total current assets                                              301,415        239,132

Property and equipment, net                                             49,488        103,105
Investments in and advances to subsidiaries, net                       561,703        301,657
Deferred income taxes                                                   44,807         40,681
Other assets                                                            15,707         13,496
---------------------------------------------------------------------------------------------
     Total assets                                                    $ 973,120      $ 698,071
=============================================================================================


Current liabilities:
   Accounts payable, accrued expenses and medical claims payable     $ 161,795      $ 195,568
   Current portion of capital lease obligations                         12,467         15,938
   Deferred income taxes                                                   --               4
---------------------------------------------------------------------------------------------
     Total current liabilities                                         174,262        211,510
---------------------------------------------------------------------------------------------

Long-term debt                                                         350,000        350,000
Obligations under capital leases                                         5,787         18,850
Redeemable preferred stock                                             344,316        298,816

Shareholders' equity (deficit):
   Common stock                                                            820            805
   Additional paid-in capital                                          488,030        506,243
   Retained earnings (deficit)                                        (372,350)      (692,290)
   Accumulated other comprehensive earnings                            (17,745)         4,137
---------------------------------------------------------------------------------------------
     Total shareholders' equity (deficit)                               98,755       (181,105)
---------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity (deficit)            $ 973,120      $ 698,071
=============================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                                                      1999          1998          1997
                                                    -------------------------------------
Revenues-management fees and investment and
   Other income, net                                $566,209     $ 696,119      $ 697,426
------------------------------------------------------------------------------------------

Expenses:
   Health care services                                2,939        34,627           --
   Marketing, general and administrative             488,666       713,021        702,136
   Interest and other financing charges               40,407        43,038           --
   Restructuring charges                              19,963       113,657           --
   Write-downs of strategic investments                 --           --            41,618
------------------------------------------------------------------------------------------
     Total expenses                                  551,975       904,343        743,754
------------------------------------------------------------------------------------------

Operating earnings (loss)                             14,234      (208,224)       (46,328)

Equity in net earnings (losses) of subsidiaries      308,683      (401,160)      (265,439)
Equity in net loss of affiliate                         --            --           (1,140)
Gain on sale of affiliate                               --            --           25,168
------------------------------------------------------------------------------------------
Earnings (loss) before income taxes                  322,917      (609,384)      (287,739)
Income tax expense (benefit)                           2,977       (12,592)         3,549
------------------------------------------------------------------------------------------
Net earnings (loss)                                 $319,940     $(596,792)     $(291,288)
==========================================================================================

During 1998, the Registrant received a cash dividend from one consolidated subsidiary aggregating $9.6 million

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                                                                        1999             1998              1997
                                                                    -----------------------------------------------
Net cash provided (used) by operating activities                    $  50,840         $  88,212         $ (92,956)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                (8,987)          (34,895)          (89,846)
   Sale or maturity of available-for-sale securities                    2,600              --             275,872
   Purchase of available-for-sale investments                         (11,587)           (4,563)         (143,873)
   Acquisitions and other investments                                    --              (1,312)          (33,876)
   Other, net                                                             299            20,675            (2,437)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                 (17,675)          (20,095)            5,840
-------------------------------------------------------------------------------------------------------------------

Cash flow from financing activities:
   Proceeds from issuance of common stock                                --              10,000              --
   Proceeds from exercise of stock options                             18,186             2,655            21,264
   Proceeds of preferred stock and warrants, net of issuance
      expenses                                                           --             338,148              --
   Proceeds of notes and loans payable                                   --             550,000              --
   Redemption of notes and loans payable                                 --            (200,000)             --
   Debt issuance expenses                                                --             (11,793)             --
   Investments in and advances to subsidiaries, net                   (13,699)         (528,073)           65,953
   Payments under capital lease obligations                           (16,534)           (5,463)             --
-------------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                 (12,047)          155,474            87,217
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              21,118           223,591               101
Cash and cash equivalents at beginning of year                        225,248             1,657             1,556
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 246,366         $ 225,248         $   1,657
===================================================================================================================

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                 Column A                    Column B               Column C           Column D      Column E
----------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                            -------------------------
                                            Balance at      Charged to     Charged to                Balance at
                                           Beginning of      Cost and         Other                    End of
               Description                    Period         Expenses        Accounts  Deductions      Period
----------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1999:
   Estimated uncollectible amount of
     notes and accounts receivable          $  37,759        $    --         $    --    $27,759        $10,000
                                            ====================================================================

   Estimated uncollectible amount of
     claims advances                        $  35,000        $    --         $    --    $ 4,200        $30,800
                                            ====================================================================

Year Ended December 31, 1998:
   Estimated uncollectible amount of
     notes and accounts receivable          $   6,514        $  35,209       $    --    $ 3,964        $37,759
                                            ====================================================================

   Estimated uncollectible amount of
     claims advances                        $  10,000        $  25,000       $    --    $  --          $35,000
                                            ====================================================================

Year Ended December 31, 1997:
   Estimated uncollectible amount of
     notes and accounts receivable          $   5,117        $  15,000       $    --    $13,603        $ 6,514
                                            ====================================================================

   Estimated uncollectible amount of
     claims advances                        $    --          $  10,000       $    --    $  --          $10,000
                                            ====================================================================

                                  EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

     2            --Agreement of Plan and Merger, dated as of March 30, 1995, by and among Oxford Health Plans, Inc., OHP Acquisition Corporation and OakTree Health Plan, Inc., incorporated by reference to the Registrant's Registration Statement on Form S-3 (File No. 33-92006)

     3(a)         --Second Amended and Restated Certificate of Incorporation, as
                      amended, of the Registrant, previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     3(b)         --Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     4(a)         --Form of Stock Certificate, incorporated by reference to
                      Exhibit 4 of the Registrant's Registration Statement on Form S-1 (File No. 33-40539)

     4(b)         --Certificate of Designations for the Series D Cumulative
                      Preferred Stock of Oxford Health Plans, Inc.*

     4(c)         --Certificate of Designations for the Series E Cumulative
                      Preferred Stock of Oxford Health Plans, Inc., incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on form 10-K/A for the period ended December 31, 1998 (File No. 0-19442)

     10(a)        --Employment Agreement, dated as of February 23, 1998, between the Registrant and Dr. Norman C. Payson, incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(b)        --Oxford Health Plans, Inc. Stock Option Agreement, dated
                      February 23, 1998, by and between Dr. Norman C. Payson and the Registrant, previously filed with and incorporated by reference to Exhibit 10(u) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(c)        --Amendment Number 1 to Employment Agreement, dated as of
                      December 9, 1998, by and between the Registrant and Norman
                      C. Payson, M.D., previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(d)        --Amendment, dated April 13, 1999, to Employment Agreement between Registrant and Norman C. Payson, previously filed with and incorporated by reference to the Registrant's report on Form 10-Q for the quarterly period ended March 31, 1999.

     10(e)        --Employment Agreement, dated as of December 31, 1999, between the Registrant and Charles M. Schneider*

     10(f)        --Employment Agreement, dated as of June 9, 1998, between the
                      Registrant and Yon Y. Jorden, incorporated by reference to
                      Exhibit 10(c) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(g)        --Employment Agreement, dated as of April 1, 1998, between the
                      Registrant and Alan Muney, M.D., M.H.A., incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(h)        --Employment Agreement, dated April 13, 1998, by and between the Registrant and Jon S. Richardson*

     10(i)        --Amendment No. 1, dated as of December 14, 1999, to
                      Employment Agreement by and between the Registrant and Jon S. Richardson*

     10(j)        --Amendment No. 2, dated as of March 7, 2000, to Employment
                     Agreement by and between the Registrant and Jon S. Richardson*

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

     10(k)        --Letter Agreement, dated September 28, 1998, between the
                      Registrant and Fred F. Nazem, incorporated by reference to
                      Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     10(l)        --Letter Agreement, dated July 24, 1998, between the
                      Registrant and Benjamin Safirstein, M.D., incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     10(m)        --Letter Agreement, dated October 12, 1999, to Letter
                      Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to
                      Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-19442)

     10(n)        --Retirement, Consulting and Non-Competition Agreement, dated as of February 23, 1998, between the Registrant and Stephen F. Wiggins, incorporated by reference to Exhibit 10(y) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(o)        --Employment Agreement, dated August 14, 1996, between the
                      Registrant and William M. Sullivan, incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

     10(p)        --Amendment, dated as of February 23, 1998, to Employment
                      Agreement between the Registrant and William M. Sullivan, incorporated by reference to Exhibit 10(v) of the Registrant's Annual Report on Form 10-K/A for the quarterly period ended December 31, 1997 (File No. 0-19442)

     10(q)        --Amendment, dated June 26, 1998, to Employment Agreement
                      between the Registrant and William M. Sullivan, incorporated by reference to Exhibit 10(a) of the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(r)        --Letter Agreement, dated November 1, 1999, between the
                      Registrant and William B. Sullivan*

     10(s)        --Employment Agreement, dated as of August 14, 1996, between the Registrant and Jeffery H. Boyd, incorporated by reference to Exhibit 10(c) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 0-19442)

     10(t)        --Amendment, dated as of February 23, 1998, to Employment
                      Agreement between the Registrant and Jeffery H. Boyd, incorporated by reference to Exhibit 10(w) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(u)        --Amendment, dated June 23, 1998, to Employment Agreement
                      between the Registrant and Jeffery H. Boyd, incorporated by reference to Exhibit 10(b) of the Registrant's Report on Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(v)        --Amendment, dated December 10, 1998, to Employment Agreement between the Registrant and Jeffery H. Boyd, incorporated by reference to Exhibit 10(pp) of the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(w)        --Amendment, dated May 5, 1999, to Employment Agreement
                      between Registrant and Jeffery H. Boyd, previously filed with and incorporated by reference to the Registrant's report on Form 10-Q for the quarterly period ended March 31, 1999(File No. 0-19442)

     10(x)        --Employment Agreement, dated as of March 30, 1998, by and between the Registrant and Marvin P. Rich, incorporated by reference to Exhibit 10(z) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(y)        --Letter Agreement, dated as of July 22, 1998, by and between the Registrant and Kurt B. Thompson*

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

     10(z)        --Employment Agreement, dated March 15, 2000, by and between the Registrant and Kurt B. Thompson*

     10(aa)       --1991 Stock Option Plan, as amended, incorporated by
                      reference to Exhibit 10(h) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19442)

     10(bb)       --Letter Agreement, dated April 13, 1990, between the
                      Registrant and Lincoln National Administrative Services Corporation, incorporated by reference to Exhibit 10(p) of the Registrant's Registration Statement on Form S-1 (File No. 33-40539)

     10(cc)       --Incentive Compensation Plan, adopted June 7, 1991,
                      incorporated by reference to Exhibit 10(n) of the Registrant's Registration Statement on Form S-1 (File No. 33-40539)

     10(dd)       --Oxford Health Plans, Inc. 401(k) Plan, as amended,
                      incorporated by reference to Exhibit 10(k) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-19442)

     10(ee)       --Non-Employee Directors Stock Option Plan, as amended,
                      incorporated by reference to Exhibit 10(l)(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19442)

     10(ff)       --Oxford Health Plans, Inc. special Salary Continuation Plan, previously filed with and incorporated by reference to
                      Exhibit 10(c) of the Registrant's report on Form 10-Q for the quarterly period (File No. 0-19442)

     10(gg)       --Letter Agreement, dated April 18, 1990, between the
                      Registrant and Phoenix Mutual Life Insurance Company, incorporated by reference to Exhibit 10(q) of the Registrant's Registration Statement on Form S-1 (File No. 33-40539)

     10(hh)       --Securities Purchase Agreement among Health Partners, Inc.,
                      Foxfield Ventures, Inc., the Registrant and certain management investors, dated May 18, 1994, incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarterly period ended June 30, 1994 (File No. 0-19442)

     10(ii)       --Agreement and Plan of Merger by and among FPA Medical
                      Management, Inc., FPA Acquisition Corp. and Health Partners, Inc. dated as of July 1, 1997, incorporated by reference to Exhibit 10(n) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(jj)       --Security Agreement, dated as of February 6, 1998, between the Registrant and Oxford Funding, Inc., incorporated by reference to Exhibit 10(p) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(kk)       --Investment Agreement, dated as of February 23, 1998, between
                      TPG Oxford LLC and the Registrant., incorporated by reference to Exhibit 10(r) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(ll)       --Amendment Number 1 to Investment Agreement, dated as of May
                      13, 1998 between TPG Oxford LLC and the Registrant, previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(mm)       --Amendment Number 2 to Investment Agreement, dated as of
                      August 27, 1998, by and between TPG Partners II, L.P. and the Registrant, previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

EXHIBIT NO.                  DESCRIPTION OF DOCUMENT

     10(nn)       --Amendment Number 3 to Investment Agreement, dated as of
                      November 19, 1998, by and between TPG Partners II, L.P. and the Registrant, previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(oo)       --Registration Rights Agreement, dated as of February 23,
                      1998, between TPG Oxford LLC and the Registrant, incorporated by reference to Exhibit 10(s) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(pp)       --Share Exchange Agreement, dated as of February 13, 1999 by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG, Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein, previously filed with and incorporated by reference to Exhibit 10(rr) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

     10(qq)       --Share Repurchase Agreement, dated as of February 29, 2000, by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG, Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein*

      10(rr)      --Purchase Agreement, dated May 7, 1998, between Registrant and Donaldson, Lufkin & Jenrette Securities Corporation, incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(ss)       --Registration Rights Agreement, dated May 13, 1998, between
                      Registrant and Donaldson, Lufkin & Jenrette Securities Corporation, incorporated by reference to Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(tt)       --Indenture of Registrant, dated May 13, 1998, between
                      Registrant and the Chase Manhattan Bank, as Trustee, including for of 11% Senior Notes, incorporated by reference to Exhibit 10(c) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(uu)       --Term Loan Agreement, dated May 13, 1998, among Registrant,
                      Lenders listed therein, DLJ Capital Funding, Inc. and IBJ Schroder Bank & Trust Company, including exhibits, incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(vv)       --Oxford Health Plans, Inc. 1996 Management Incentive
                      Compensation Plan, previously filed with and incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     16           --Letter from KPMG Peat Marwick LLP regarding change in
                      certifying accountant of Registrant, incorporated by reference to Exhibit 16 of the Registrant's Form 8-K dated June 2, 1998 (File No. 0-19442)

     21           --Subsidiaries of the Registrant*

     23(a)        --Consent of Ernst & Young LLP*

     23(b)        --Consent of KPMG LLP*

-----------
     *   Filed herewith.