Form 10-Q
period 2000-03-31
OXFORD HEALTH PLANS INC
filed 2000-04-28
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 2000
                               -------------------------------------------------

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


For the transition period from                            to
                               --------------------------    -------------------

Commission File Number:                          0-19442
                       ---------------------------------------------------------

                            OXFORD HEALTH PLANS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           06-1118515
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut                       06611
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

                             Yes  X     No
                                -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on April 24, 2000 was 82,146,107.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                              PAGE
    ITEM 1      Financial Statements                                                                           3

                Consolidated Balance Sheets at March 31, 2000 and
                    December 31, 1999                                                                          3

                Consolidated Statements of Earnings for the Three Months Ended
                   March 31, 2000 and 1999                                                                     4

                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2000 and 1999                                                               5

                Notes to Consolidated Financial Statements                                                     6

                Report of Independent Accountants                                                              9

    ITEM 2      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                                  10

    ITEM 3      Quantitative and Qualitative Disclosures About Market Risk                                    20



PART II - OTHER INFORMATION

    ITEM 1      Legal Proceedings                                                                             21

    ITEM 2      Changes in Securities and Use of Proceeds                                                     21

    ITEM 6      Exhibits and Reports on Form 8-K                                                              21

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

  ASSETS
                                                                         March 31,        Dec. 31,
Current assets:                                                           2000              1999
---------------                                                           ----              ----

    Cash and cash equivalents                                         $   267,135       $   332,882
    Investments - available-for-sale, at market value                     854,107           829,054
    Premiums receivable, net                                               63,108            64,071
    Other receivables                                                      31,481            32,588
    Prepaid expenses and other current assets                               5,897             3,862
    Deferred income taxes                                                  73,397            68,266
                                                                      -----------       -----------
        Total current assets                                            1,295,125         1,330,723

Property and equipment, net                                                42,654            49,519
Deferred income taxes                                                     196,231           231,512
Restricted cash and investments                                            60,897            61,603
Other noncurrent assets                                                    17,128            13,531
                                                                      -----------       -----------
        Total assets                                                  $ 1,612,035       $ 1,686,888
                                                                      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Medical costs payable                                             $   673,428       $   656,063
    Notes payable                                                         136,000                 -
    Trade accounts payable and accrued expenses                           126,119           122,345
    Unearned premiums                                                     105,783            97,155
    Current portion of capital lease obligations                           12,131            12,467
                                                                      -----------       -----------
        Total current liabilities                                       1,053,461           888,030

Long-term debt                                                            200,000           350,000
Obligations under capital leases                                            2,378             5,787
Redeemable preferred stock                                                227,151           344,316

Shareholders' equity:
    Preferred stock, $.01 par value, authorized 2,000,000 shares
    Common stock, $.01 par value, authorized 400,000,000
      shares; issued and outstanding 82,125,769 shares in 2000
      and 81,986,457 shares in 1999                                           821               820
    Additional paid-in capital                                            476,451           488,030
    Accumulated deficit                                                  (330,715)         (372,350)
    Other comprehensive income (loss)                                     (17,512)          (17,745)
                                                                      -----------       -----------
        Total shareholders' equity                                        129,045            98,755
                                                                      -----------       -----------
        Total liabilities and shareholders' equity                    $ 1,612,035       $ 1,686,888
                                                                      ===========       ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)




Revenues:                                                   2000             1999
---------                                                   ----             ----
    Premiums earned                                     $ 1,000,871       $ 1,026,586
    Third-party administration, net                           3,524             3,610
    Investment and other income, net                         17,986            30,109
                                                          ---------         ---------
      Total revenues                                      1,022,381         1,060,305
                                                          ---------         ---------

Expenses:
    Health care services                                    817,365           871,873
    Marketing, general and administrative                   121,769           149,737
    Interest and other financing charges                     11,462            14,050
                                                          ---------         ---------
      Total expenses                                        950,596         1,035,660
                                                          ---------         ---------

Operating Earnings before income taxes                       71,785            24,645
Income tax expense                                           30,150            10,350
                                                          ---------         ---------
Net earnings                                                 41,635            14,295
Less preferred dividends and amortization                   (12,835)          (11,082)
                                                          ---------         ---------
Net earnings attributable to common shares              $    28,800       $     3,213
                                                          =========         =========

Earnings per common and common equivalent share:
    Basic                                               $      0.35       $       .04
    Diluted                                             $      0.34       $       .04

Weighted-average common shares outstanding-basic             82,049            80,785
Effect of dilutive securities:
    Stock options                                             2,733             4,117
    Warrants                                                     --                83
                                                          ---------         ---------
Weighted-average common shares outstanding-diluted           84,782            84,985
                                                          =========         =========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

Cash flows from operating activities:                                             2000            1999
-------------------------------------                                             ----            ----
    Net earnings                                                               $  41,635       $  14,295
    Adjustments to reconcile net earnings to net cash
      used by operating activities:
        Depreciation and amortization                                             10,406          14,344
        Deferred income taxes                                                     30,150          10,350
        Realized loss on sale of investments                                         614             542
        Other, net                                                                    --             791
        Changes in assets and liabilities, net of effect of dispositions:
           Premiums receivable                                                       963         (23,382)
           Other receivables                                                       1,107          (5,963)
           Prepaid expenses and other current assets                              (2,035)           (167)
           Medical costs payable                                                  17,365         (55,787)
           Trade accounts payable and accrued expenses                             3,774         (10,568)
           Unearned premiums                                                       8,628         (67,605)
           Other, net                                                             (3,354)         (4,505)
                                                                                --------        --------
             Net cash provided (used) by operating activities                    109,253        (127,655)
                                                                                --------        --------
Cash flows from investing activities:
    Capital expenditures                                                          (2,602)         (1,081)
    Purchases of available-for-sale investments                                 (124,751)       (259,355)
    Sales and maturities of available-for-sale investments                        103,730        360,389
    Other, net                                                                    (4,407)            393
                                                                                --------        --------
             Net cash provided (used) by investing activities                    (28,030)        100,346
                                                                                --------        --------
Cash flows from financing activities:
    Proceeds from exercise of stock options                                          775           4,820
    Redemption of notes payable                                                  (14,000)             --
    Redemption of preferred stock                                               (130,000)             --
    Payments under capital leases                                                 (3,745)         (7,427)
                                                                                --------        --------
             Net cash used by financing activities                              (146,970)         (2,607)
                                                                                --------        --------
Net decrease in cash and cash equivalents                                        (65,747)        (29,916)
Cash and cash equivalents at beginning of period                                 332,882         237,717
                                                                                --------        --------
Cash and cash equivalents at end of period                                     $ 267,135       $ 207,801
                                                                                ========        ========
Supplemental cash flow information:
    Cash payments (refunds) for income taxes, net                              $     165       $     (84)
    Cash payments for interest                                                     2,921           8,795
Supplemental schedule of noncash investing and financing activities:
      Unrealized appreciation (depreciation) of
        short-term investments                                                       233          (7,734)
      Preferred stock dividends and amortization
                                                                                  12,835          11,082

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

     The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities and liabilities and asset impairments related to operational restructuring activities. These estimates may be adjusted as more current information becomes available, and any adjustments could be significant. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Company's Form 10-K filed with the SEC for the fiscal year ended December 31, 1999.

(2)      RESTRUCTURING CHARGES

     During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first quarter of 2000 related to the restructuring charge reserves. As of March 31, 2000, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first quarter of 2000 is consistent with the Company's estimates. The Company believes that the reserves as of March 31, 2000 are adequate and that no revisions of estimates are necessary at this time.


                                                 12/31/99                                                     3/31/00
                                              Restructuring                     Noncash       Changes in   Restructuring
(In thousands)                                   Reserves     Cash Used        Activity        Estimate      Reserves
--------------                                   --------     ---------        --------        --------      --------
Provisions for loss on noncore businesses      $     2,065    $    (224)      $      (5)      $       _    $    1,836
Severance and related costs                          7,724       (1,101)              _               _         6,623
Costs of consolidating operations                    8,006         (885)              _               _         7,121
                                              ------------   ----------       ---------       ---------    ----------
                                              $     17,795   $   (2,210)      $      (5)      $       _    $   15,580
                                              ============   ==========       =========       =========    ==========

     Cash expenses charged against the reserve for loss on noncore businesses amounted to $0.2 million during the first quarter of 2000 and were primarily related to premium deficiencies, professional fees and other incremental costs associated with exiting such businesses. As of March 31, 2000, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.1 million to former employees of the Company in accordance with their respective severance arrangements. The March 31, 2000 balance represents contracted amounts payable through the first half of 2001 and is related to individuals no longer employed by the Company.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $0.9 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at March 31, 2000 is comprised of future minimum lease rentals, net of sublease income and lease termination and other costs. The Company's related lease obligations for these properties extends to July 2005.

 (3)     REDEEMABLE PREFERRED STOCK

     As of the beginning of the first quarter of 2000, the Company had outstanding 263,606.55 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 115,899.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock"). On February 29, 2000, the Company repurchased 28,780 shares of Series D Preferred Stock for approximately $30 million and 89,616 shares of Series E Preferred Stock for approximately $100 million thereby reducing the total number of outstanding shares of Series D Preferred Stock to 234,826.55 and the total number of outstanding shares of Series E Preferred Stock to 26,283.27.

     The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. The Company intends to pay the May 2000 dividend on the Series D Preferred Stock in additional shares of Series D Preferred Stock and the May 2000 dividend on the Series E Preferred Stock in cash. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value of $1,000 per share. Prior to May 13, 2000, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

(4)      COMPREHENSIVE INCOME (LOSS)

     The changes in the value of available-for-sale securities included in other comprehensive income (loss) include unrealized holding gains (losses) on available-for-sale securities of $0.8 million and $(8.3) million for the three months ended March 31, 2000 and 1999, respectively, reduced by the tax effects of $2.5 million for the three months ended March 31, 1999, and reclassification adjustments of $(0.6) million and $0.5 million for the three months ended March 31, 2000 and 1999, respectively, reduced by the tax effects of $(0.2) million for the three months ended March 31, 1999.

(5)      CONTINGENCIES

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


(6)      SUBSEQUENT EVENTS

     In April 2000, the Company provided 30 days' notice to the New York State regulatory authorities that it will dividend approximately $87 million from its New York health plan to the parent company. Additionally, New York State regulatory authorities authorized the repayment of a $38 million surplus note plus $6 million in accrued interest by Oxford's New York health plan to the parent company. It is the Company's intent to use such proceeds, when received, to reduce outstanding indebtedness under its $150 million Term Loan Agreement, dated as of May 13, 1998, during the second quarter of 2000. Accordingly, such indebtedness is included in current liabilities at March 31, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
To Oxford Health Plans, Inc.
Trumbull, Connecticut

     We have reviewed the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of March 31, 2000 and 1999 and the consolidated statements of earnings and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements at March 31, 2000 and 1999, and for the three-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.


                                        ERNST & YOUNG LLP



New York, New York
April 26, 2000

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                  As of March 31,            Increase (Decrease)
Membership:                                     2000          1999          Amount            %
-----------                                     ----          ----          ------            -
   Freedom, Liberty and Other Plans           1,143,300     1,286,600      (143,300)        (11.1%)
   HMOs                                         225,500       245,700       (20,200)         (8.2%)
                                              ---------     ---------      --------         -----
      Total commercial membership             1,368,800     1,532,300      (163,500)        (10.7%)
                                              ---------     ---------      --------         -----
   Medicare                                      89,900       105,900       (16,000)        (15.1%)
                                              ---------     ---------      --------

      Total fully insured membership          1,458,700     1,638,200      (179,500)        (11.0%)
   Self-funded membership                        61,300        52,800          8,500         16.1%
                                              ---------     ---------      --------         -----
      Total membership                        1,520,000     1,691,000      (171,000)        (10.1%)
                                              ---------     ---------      --------         -----

      The following table provides certain statement of operations data expressed as a percentage of Total Revenues for the three months ended March 31, 2000 and 1999:

                                                                   Three Months
                                                                  Ended March 31,
                                                                  ---------------
Revenues:                                                       2000           1999
---------                                                       ----           ----
   Premiums earned                                              97.9%          96.8%
   Third-party administration, net                               0.3%           0.3%
   Investment and other income, net                              1.8%           2.9%
                                                               -----          -----
      Total revenues                                           100.0%         100.0%
                                                               =====          =====


Expenses:
   Health care services                                         80.0%          82.2%
   Marketing, general and administrative                        11.9%          14.1%
   Interest and other financing charges                          1.1%           1.3%
                                                               -----          -----
      Total expenses                                            93.0%          97.6%
                                                               =====          =====
Earnings before income taxes                                     7.0%           2.4%
Income tax expense                                               2.9%           1.0%
                                                               -----          -----
Net earnings                                                     4.1%           1.4%
Less preferred dividends and amortization                       (1.3%)         (1.0%)
                                                               -----          -----
Net earnings attributable to common shares                       2.8%           0.4%
                                                               =====          =====
Selected Information:
  Medical loss ratio                                            81.7%          84.9%
  Administrative loss ratio                                     12.1%          14.5%
  PMPM premium revenue                                      $ 223.19       $ 204.77
  PMPM medical expense                                      $ 182.27       $ 173.91
  Fully insured member months (000s)                        4,484.5        5,013.3

RESULTS OF OPERATIONS

    Overview

     The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations ("HMOs") and reimbursements under government contracts relating to its Medicare+Choice ("Medicare") programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. See "Cautionary Statement Regarding Forward-Looking Statements".

     Since it began operations in 1986 and through 1997, the Company experienced substantial growth in membership and revenues. The membership and revenue growth was accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue beginning in 1998 and into the first quarter of 2000 and such declines are expected to continue through 2000. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     Restructuring Charges

     During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first quarter of 2000 related to the restructuring charge reserves. As of March 31, 2000, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first quarter of 2000 is consistent with the Company's estimates. The Company believes that the reserves as of March 31, 2000 are adequate and that no revisions of estimates are necessary at this time.



(In thousands)                                 12/31/99                                                    3/31/00
                                            Restructuring                     Noncash      Changes in   Restructuring
                                               Reserves       Cash Used      Activity       Estimate       Reserves
                                               --------       ---------      --------       --------       --------
Provisions for loss on noncore
businesses                                   $     2,065    $     (224)     $     (5)       $      _     $    1,836
Severance and related costs                        7,724        (1,101)             _              _          6,623
Costs of consolidating operations                  8,006          (885)             _              _          7,121
                                            ------------   -----------      --------        -------     -----------
                                            $     17,795   $    (2,210)     $     (5)       $      _    $    15,580
                                            ============   ===========      ========        =======     ===========

     Cash expenses charged against the reserve for loss on noncore businesses amounted to $0.2 million during the first quarter of 2000 and were primarily related to premium deficiencies, professional fees and other incremental costs associated with exiting such businesses. As of March 31, 2000, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.1 million to former employees of the Company in accordance with their respective severance arrangements. The March 31, 2000 balance represents contracted amounts payable through the first half of 2001 and is related to individuals no longer employed by the Company.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $0.9 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at March 31, 2000 is comprised of future minimum lease rentals, net of sublease income and lease termination and other costs. The Company's related lease obligations for these properties extends to July 2005.

     The three months ended March 31, 2000 compared with the three months ended March 31, 1999

     Total revenues for the quarter ended March 31, 2000 were $1.02 billion, down 3.6% from $1.06 billion during the same period in the prior year. Net earnings attributable to common shares for the first quarter of 2000 totaled $28.8 million, or $0.34 per diluted share, compared to $3.2 million, or $.04 per diluted share, for the first quarter of 1999.

     Membership in the Company's fully insured commercial health care programs as of March 31, 2000 decreased by approximately 163,500 members from the level of such membership as of March 31, 1999 and by approximately 77,100 members since year-end 1999. Such membership attrition is a result of the Company's continued efforts to rationalize its product lines and not renew groups or products where underwriting margins are unacceptable. Membership in government programs decreased by approximately 16,000 members compared with March 31, 1999 and by approximately 7,800 members since year end 1999. The overall decline in Medicare membership is primarily due to the Company's withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, including the withdrawal from the Medicare market in Suffolk County, New York during the first quarter of 2000. The Company believes that future Medicare premiums may be adversely affected by the implementation of risk adjustment mechanisms announced by the Health Care Financing Administration ("HCFA").

     Total commercial premiums earned for the three months ended March 31, 2000 increased 0.6% to $834 million compared with $829.4 million in the same period in the prior year. This increase is attributable to a 10% increase in average premium yield partially offset by an 8.9% decrease in member months in the Company's commercial health care programs. Average premium rates for the full year 2000 are expected to be approximately 10% higher in the Company's core commercial business than in the full year 1999.

     Premiums earned from Medicare programs decreased 10.9% to $166.6 million in the first quarter of 2000 compared with $187 million in the first quarter of 1999. The revenue decline was caused by membership declines as member months of Medicare programs decreased 17.1% when compared with the prior year first quarter, partially offset by increases in average premium yields of Medicare programs of 7.5% over the level of the prior year first quarter. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. The Company withdrew from the Medicaid program in the first quarter of 1999. Premiums earned from Medicaid programs were $10.2 million in the first quarter of 1999.

     Investment and other income decreased 40.3% to $18 million for the three months ended March 31, 2000 compared with $30.1 million for the same period last year. Net investment income increased 14.1% to $18.4 million due to higher investment yields and higher average invested balances in the first quarter of 2000 compared with the first quarter of 1999. Other income in the first quarter of 1999 included a $13.5 million gain on the sale of the Company's New York Medicaid business.

     Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 81.7% for the first quarter of 2000 compared with 84.9% for the first quarter of 1999. The improvement in the first quarter of 2000 reflects a 9% increase in average overall premium yield offset in part by a 4.8% increase in per member per month medical costs when compared to the prior year first quarter. Included in medical costs for the three months ended March 31, 2000 are favorable developments of prior period estimates of medical costs of approximately $8 million. Excluding these costs, the medical loss ratio would have been 82.5%, resulting in a 5.9% increase in per member per month medical costs over the 1999 first quarter. The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of March 31, 2000. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations. Such additions would be included in the results of operations for the period in which the adjustments are made.

     Marketing, general and administrative expenses totaled $121.8 million in the first quarter of 2000 compared with $149.7 million in the first quarter of 1999. The decrease is primarily attributable to a $8.5 million decrease in payroll and benefits due to reduced staffing, a $10 million reduction in consulting fees and temporary help and $4 million in depreciation savings. Substantially all of the cost reductions were a result of the Company's Turnaround Plan. These expenses as a percent of operating revenue were 12.1% during the first quarter of 2000 compared with 14.5% during the first quarter of 1999 and 14.6% for the full year 1999. Included in marketing, general and administrative expense for the three months ended March 31, 2000 are severance costs of approximately $3.3 million payable to former employees of the Company. Excluding these costs, the administrative loss ratio would have been 11.8%.

     Interest expense decreased $2.6 million to $11.5 million for the three months ended March 31, 2000 compared with $14.1 million in the comparable 1999 period. The Company incurred interest and other financing charges of $10.5 million in the first three months of 2000 related to its outstanding debt and capital lease obligations, compared with $10.1 million in the first three months of 1999. Interest expense on delayed claims totaled $0.9 million in the first three months of 2000, compared with $3.9 million in the first three months of 1999. The decrease in interest expense on delayed claims is a result of more timely claim payments and lower levels of older claims outstanding. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims, although to a lesser extent than in prior years, as well as interest expense on outstanding indebtedness and capital lease obligations.

     The Company had an income tax expense of $30.2 million for the first quarter of 2000 reflecting an effective tax rate of 42%. The Company's periodic analysis to assess the realizability of the Company's deferred tax assets includes an evaluation of the results of operations for the current and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. The Company will continue to evaluate the realizability of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At March 31, 2000, the Company had deferred tax assets of approximately $269.6 million (net of valuation allowances of approximately $42.5 million). The valuation allowance relates primarily to capital loss carryforwards and state net operating loss carryforwards. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $642 million.

     Net earnings attributable to common shares for the three months ended March 31, 2000 and 1999 were reduced by preferred dividends and amortization of approximately $12.8 million and $11.1 million, respectively. Preferred dividends and amortization for the three months ended March 31, 2000 include a charge of approximately $2.6 million of issue costs relating to the Company's repurchase of approximately $130 million of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations during the first quarter of 2000 approximated $109 million compared with cash used of approximately $128 million in the first quarter of 1999. The $237 million improvement in cash flow was the result of increased net earnings and improved working capital management, particularly in the area of premiums receivable and medical costs payable.

     The Company's capital expenditures for the first three months of 2000 totaled $2.6 million. This amount was principally for certain leasehold improvements, computer equipment and software.

     Cash used by financing activities totaled $147 million during the first quarter of 2000 compared with $2.6 million in the first quarter of 1999. During the first quarter of 2000, the Company repurchased shares of its Series D and Series E Preferred Stock for an aggregate amount of approximately $130 million and repurchased $14 million of its $150 million term loan under the Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"). In April 2000, Oxford Health Plans (NY), Inc., the Company's New York HMO subsidiary ("Oxford NY"), notified the New York State Insurance Department ("NYSID") that it will declare and pay a dividend to the parent company in May 2000 in an amount of approximately $87 million. In addition, on April 26, 2000, Oxford NY repaid a surplus note plus accrued interest to the parent company of approximately $44 million. It is the Company's intent to use such proceeds to reduce outstanding indebtedness under the Term Loan during the second quarter of 2000. The Company intends to pay the May 13, 2000 dividend on the Series D Preferred Stock in shares of Series D Preferred Stock and to pay the May 13, 2000 dividend on the Series E Preferred Stock in cash. Thereafter, quarterly dividends on both the Series D and Series E Preferred Stock will be payable in cash. Except for Term Loan repayments, Preferred Stock dividends and anticipated capital expenditures, the Company does not have material cash commitments.

     As of March 31, 2000, cash and investments aggregating approximately $60.9 million have been segregated in the accompanying balance sheet as restricted investments to comply with federal and state regulatory requirements. During the first quarter of 2000, the regulatory restrictions on approximately $0.8 million of collateral (cash and cash equivalents)for advances made by Oxford Health Plans (NJ), Inc., the Company's New Jersey HMO subsidiary ("Oxford NJ"), were removed and such amount is now included in current assets. The restriction on the remaining $4.4 million (cash and cash equivalents) is expected to be removed during the second half of 2000. With respect to the Company's New York subsidiaries, the minimum amount of surplus required is based on a formula established by NYSID which required approximately $133 million at March 31, 2000. The Company intends to continue to seek the maximum permitted dividends in excess of required surplus from its subsidiaries. However, there can be no assurances as to the amount of or the ability of the subsidiaries to pay any such future dividends.

    In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Connecticut Department of Insurance has promulgated regulations based on the NAIC model which are applicable to its 1999 annual financial statements. Neither New York nor New Jersey has enacted similar legislation; however, risk-based capital legislation has been introduced in New York. In addition, the New Jersey Department of Banking and Insurance ("NJDBI") published solvency regulations in June 1999 that resulted in an additional $1.5 million solvency deposit by Oxford NJ. The Company believes that the current capitalization of its subsidiaries is sufficient to meet all proposed requirements.

    The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state based on market share and to be collected over a three-year period. Although the Company does not anticipate that this assessment will have a material impact on its operations, the assessment may necessitate a capital contribution to Oxford NJ in an amount up to approximately $6 million. The Company's estimate of this assessment is included in medical costs payable at March 31, 2000.

     As a result of delays in claims payments in prior periods, the Company experienced a significant increase in medical claims payable. The increase in medical costs payable was mitigated by progress in paying backlogged claims, by making advance payments to providers and through reductions in IBNR relating to the Company's exit from certain businesses during the first quarter of 1998 and thereafter. Outstanding advances aggregated approximately $19.5 million at March 31, 2000, net of a valuation reserve of $30.8 million, and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover net outstanding advance payments, either through repayment by the provider or application against future claims.

     The Company's medical costs payable were $673.4 million as of March 31, 2000 (including $580.1 million for IBNR) compared with $656.1 million as of December 31, 1999 (including $570.7 million for IBNR). The increase reflects higher levels of production claims inventory and related reserves, partially offset by favorable development of prior period estimates of medical costs and the timing of payments to the Company's pharmacy benefit manager and obligations under certain state programs. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership.

     The liability for medical costs payable is also affected by shared-risk arrangements, including arrangements related to the Company's Medicare business in certain counties and Private Practice Partnerships ("Partnerships"). In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and experience of risk-sharing Partnership providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the North Shore Medicare risk arrangement described below, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to North Shore. The Company has reviewed its Partnership program and has terminated most of its Partnership arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     In an effort to control increasing medical costs in its Medicare programs, the Company has an agreement with North Shore-Long Island Jewish Health Systems ("North Shore") pursuant to which it has transferred to North Shore a substantial portion of the medical cost risk associated with its approximately 21,000 Medicare members in certain New York counties as of March 31, 2000 where it had experienced substantial losses. The Company and North Shore have made progress in resolving certain initial operational difficulties. The Company bears the risk of nonperformance or default by North Shore, and the failure of the North Shore arrangement could have a material adverse effect on the Company's results of operations. A similar agreement covering New Jersey Medicare members was terminated in July 1999. The Company is currently in arbitration proceedings to resolve the New Jersey agreement. See "Legal Proceedings".

     As of the beginning of the first quarter of 2000, the Company had outstanding 263,606.55 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 115,899.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock"). On February 29, 2000, the Company repurchased 28,780 shares of Series D Preferred Stock for approximately $30 million and 89,616 shares of Series E Preferred Stock for approximately $100 million thereby reducing the total number of outstanding shares of Series D Preferred Stock to 234,826.55 and the total number of outstanding shares of Series E Preferred Stock to 26,283.27.

     The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulates dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulates dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. The Company intends to pay the May 2000 dividend on the Series D Preferred Stock in additional shares of Series D Preferred Stock and the May 2000 dividend on the Series E Preferred Stock in cash. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value of $1,000 per share. Prior to May 13, 2000, the holders of the Series D Preferred Stock may not use the Series D Preferred Stock in connection with the exercise of the Company's Series A Warrants or Series B Warrants unless they use a percentage of the total amount of Series D Preferred Stock issued on February 13, 1999 that does not exceed the percentage of the total number of shares of Series E Preferred Stock issued on February 13, 1999 that have been redeemed, repurchased or retired by the Company, or used as consideration in connection with the exercise of the Company's Series A Warrants or Series B Warrants by the holders. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

MARKET RISK DISCLOSURES

     The Company's consolidated balance sheet as of March 31, 2000 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of March 31, 2000 was not significant.

     In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company's investment portfolio by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of March 31, 2000 by approximately $21.4 million and $42 million, respectively (compared to $21.3 million and $41.9 million as of March 31, 1999, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of March 31, 2000 by approximately $22.2 million and $44.5 million, respectively (compared to $21.6 million and $43.8 million as of March 31, 1999, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.

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

     The Company incurred expenses of approximately $2.5 million for the three months ended March 31, 1999 related to its Year 2000 compliance efforts. Year 2000 costs for the three months ended March 31, 2000 were not material.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company's regulated subsidiaries, future ability to pay dividends, future ability to retire debt and equity, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth or reduction in membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems, proposed efforts to control health care and administrative costs, future impact of risk-sharing and cost-containment agreements with health care providers, future enrollment levels, future government regulation and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

     IBNR estimates; Inability to control health care costs

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

    The Company's future results of operations depend, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs and risk-sharing and other payment arrangements with providers) while providing management programs and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford's ability to contain such costs may be adversely affected by various factors, including: new technologies and health care practices, hospital costs, changes in demographics and trends, new mandated benefits or practices, selection biases, increases in unit costs paid to providers, major epidemics, catastrophes, inability to establish acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including higher out-of-network utilization under point-of-service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

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

    In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, New York State implemented a requirement that managed care members have a right to an external appeal of certain final adverse determinations, effective July 1999. In addition, Connecticut and New Jersey enacted legislation in 1999 concerning prompt payment of claims, mental health parity and other mandated benefits and practices. State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, all of which would apply to the Company. In addition, Congress is considering significant changes to Medicare legislation and proposals relating to health care reform, including a comprehensive package of regulations on managed care called the "Patient Bill of Rights" legislation. Separate and distinct versions of the Patient Bill of Rights have passed both the House of Representatives and the Senate and are awaiting action by a conference committee.

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

    Pending litigation and other proceedings against Oxford

    The Company is a defendant in a large number of purported securities class action lawsuits and shareholder derivative lawsuits which were filed after a substantial decline in the price of the Company's common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. For a discussion of these proceedings, as well as other lawsuits pending against the Company, see "Legal Proceedings" herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company's results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

     Concentration of business

    The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state commercial premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's Medicare revenue represented approximately 18% of its premiums earned during the year 1999 and 16.6% of premiums earned during the first three months of 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures."

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As a result of the October 27, 1997 decline in the price per share of the Company's common stock, the Company is the subject of numerous legal proceedings, investigations and arbitral proceedings, including:

          - A securities class action alleging, among other things, that the Company, several current and former directors and officers of the Company and the Company's former independent auditors failed to disclose material information regarding changes in the Company's computer system and the Company's membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable;

          - A stockholder derivative action alleging, among other things, that the Company's directors and certain of its officers mismanaged the Company and wasted its assets in planning and implementing certain changes to the Company's computer system;

          - investigations by the New York State Insurance Department and the New Jersey Department of Health and Senior Services which have identified a number of alleged regulatory violations;

          - an investigation by the New York State Attorney General "in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities";

          - an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company's October 27, 1999 press release announcing a loss in the third quarter of 1997; and

          - an arbitral proceeding initiated by the New York County Medical Society and joined by other medical associations seeking, among other things, injunctive relief from the Company's practices regarding the payment of claims submitted by physicians.

The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 1999. There have been no material developments in the legal proceedings involving the Company in the first quarter of 2000 except that on March 9, 2000, Judge Brient issued decisions denying the motions to dismiss previously filed on March 15, 1999 by Oxford, the individual defendants and, separately, KPMG LLP.

     In the ordinary course of its business, the Company is subject to claims and legal actions by its members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others. In addition, the Company is subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in the states where it conducts business.

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

         3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

         3(b)          Amended and Restated By-laws of the Registrant

         4(a)          Certificate of Designations of Series D Cumulative
                       Preferred Stock

         4(b)          Certificate of Designations of Series E Cumulative
                       Preferred Stock

         10(a) Amendment No. 2, dated as of March 7, 2000, to Employment Agreement, dated as of April 13, 1998, by and between the Registrant and Jon S. Richardson

         10(b) Employment Agreement, dated March 15, 2000, by and between the Registrant and Kurt B. Thompson

         10(c) Share Repurchase Agreement, dated as of February 29, 2000, by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein

         15 Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements

       (b)   Reports on Form 8-K

                      In a report on Form 8-K dated December 30, 1999 and filed on January 3, 2000, the Company reported, under Item 5. "Other Events", its press release regarding certain changes to senior management.

                      In a report on Form 8-K dated and filed on February 24, 2000, the Company reported, under Item 5. "Other Events", its fourth quarter 1999 earnings press release.

                      In a report on Form 8-K dated and filed on February 29, 2000, the Company reported, under Item 5. "Other Events", its press release announcing the repurchase of preferred shares.

                      In a report on Form 8-K dated March 15, 2000 and filed on March 20, 2000, the Company reported, under Item 5. "Other Events", its press release regarding certain changes to senior management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               OXFORD HEALTH PLANS, INC.
                                                    (REGISTRANT)


       April 28, 2000                           /s/ Kurt B. Thompson
------------------------------        -----------------------------------------
             Date                                   KURT B. THOMPSON
                                              CHIEF FINANCIAL OFFICER AND
                                      PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

         Exhibit
         Number        Description of Document

         3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

         3(b) Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

         4(a) Certificate of Designations of Series D Cumulative Preferred Stock, incorporated by reference to Exhibit 4(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19442)

         4(b) Certificate of Designations of Series E Cumulative Preferred Stock, incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

         10(a) Amendment No. 2, dated as of March 7, 2000, to Employment Agreement, dated as of April 13, 1998, by and between the Registrant and Jon S. Richardson incorporated by reference to Exhibit 10(j) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19442)

         10(b) Employment Agreement, dated March 15, 2000, by and between the Registrant and Kurt B. Thompson incorporated by reference to Exhibit 10(z) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19442)

         10(c) Share Repurchase Agreement, dated as of February 29, 2000, by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein incorporated by reference to Exhibit 10(qq) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-19442)

         15 Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements*

         ------------
         * Filed herewith