Form 10-Q
period 2000-06-30
OXFORD HEALTH PLANS INC
filed 2000-07-28
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                           Yes       X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on July 27, 2000 was 83,893,351.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                                PAGE
ITEM 1   Financial Statements

         Consolidated Balance Sheets at June 30, 2000 and December 31, 1999......................................3

         Consolidated Statements of Operations for the Three Months and Six Months
         Ended June 30, 2000 and 1999............................................................................4

         Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 ..................5

         Notes to Consolidated Financial Statements .............................................................6

         Report of Independent Accountants .....................................................................10

ITEM 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations .............................................................................11

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk ............................................23


PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings .....................................................................................24

ITEM 2   Changes in Securities and Use of Proceeds .............................................................24

ITEM 4   Submission of Matters to a Vote of Security Holders....................................................24

ITEM 5   Other..................................................................................................25

ITEM 6   Exhibits and Reports on Form 8-K ......................................................................26

SIGNATURES .....................................................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                                   June 30,            Dec. 31,
Current assets:                                                                      2000                1999
                                                                                 -----------         -----------
   Cash and cash equivalents                                                     $   206,196         $   332,882
   Investments - available-for-sale, at market value                                 843,472             829,054
   Premiums receivable, net                                                           53,808              64,071
   Other receivables                                                                  25,559              32,588
   Prepaid expenses and other current assets                                           5,311               3,862
   Deferred income taxes                                                              70,985              68,266
                                                                                 -----------         -----------
         Total current assets                                                      1,205,331           1,330,723
Property and equipment, net                                                           37,497              49,519
Deferred income taxes                                                                173,318             231,512
Restricted cash and investments                                                       57,531              61,603
Other noncurrent assets                                                               21,472              13,531
                                                                                 -----------         -----------
         Total assets                                                            $ 1,495,149         $ 1,686,888
                                                                                 ===========         ===========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical costs payable                                                          $   644,256         $   656,063
  Trade accounts payable and accrued expenses                                        112,570             122,345
  Unearned premiums                                                                  111,500              97,155
  Current portion of capital lease obligations                                        10,252              12,467
                                                                                 -----------         -----------
         Total current liabilities                                                   878,578             888,030
Long-term debt                                                                       200,000             350,000
Obligations under capital leases                                                       1,471               5,787
Redeemable preferred stock                                                           228,695             344,316
Shareholders' equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares                          --                  --
  Common stock, $.01 par value, authorized 400,000,000
     shares; issued and outstanding 83,738,061 shares in 2000 and                        837                 820
     81,986,457 shares in 1999
  Additional paid-in capital                                                         488,073             488,030
  Accumulated deficit                                                               (286,196)           (372,350)
  Accumulated other comprehensive earnings (loss)                                    (16,309)            (17,745)
                                                                                 -----------         -----------
         Total shareholders' equity                                                  186,405              98,755
                                                                                 -----------         -----------
         Total liabilities and shareholders' equity                              $ 1,495,149         $ 1,686,888
                                                                                 ===========         ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         Three Months                       Six Months
                                                                        Ended June 30,                     Ended June 30,
                                                                -----------------------------       -----------------------------
Revenues:                                                           2000              1999              2000              1999
                                                                -----------       -----------       -----------       -----------
     Premiums earned                                            $   990,565       $ 1,033,670       $ 1,991,436       $ 2,060,256
     Third-party administration, net                                  4,207             4,091             7,731             7,701
     Investment and other income, net                                18,025            13,020            36,011            43,129
                                                                -----------       -----------       -----------       -----------
         Total revenues                                           1,012,797         1,050,781         2,035,178         2,111,086
                                                                -----------       -----------       -----------       -----------

Expenses:
     Health care services                                           801,141           886,836         1,618,506         1,758,709
     Marketing, general and administrative                          120,024           155,210           241,793           304,947
     Interest and other financing charges                             8,626            12,180            20,088            26,230
                                                                -----------       -----------       -----------       -----------
         Total expenses                                             929,791         1,054,226         1,880,387         2,089,886
                                                                -----------       -----------       -----------       -----------

Operating earnings (loss) before income taxes and
     extraordinary item                                              83,006            (3,445)          154,791            21,200
Income tax expense (benefit)                                         34,863            (1,446)           65,013             8,904
                                                                -----------       -----------       -----------       -----------
Net earnings (loss) before extraordinary item                        48,143            (1,999)           89,778            12,296
Extraordinary item - Loss on early retirement of debt, net
     of income tax benefit of $2,624                                 (3,624)             --              (3,624)             --
                                                                -----------       -----------       -----------       -----------
Net earnings (loss)                                                  44,519            (1,999)           86,154            12,296
Less - preferred dividends and amortization                          (7,516)          (11,377)          (20,351)          (22,459)
                                                                -----------       -----------       -----------       -----------
Net earnings (loss) attributable to common shares               $    37,003       $   (13,376)      $    65,803       $   (10,163)
                                                                ===========       ===========       ===========       ===========

Earnings (loss) per common share - basic:
Earnings (loss) before extraordinary item                       $      0.48       $     (0.16)      $      0.84       $     (0.13)
Extraordinary item                                                    (0.04)             --               (0.04)             --
                                                                -----------       -----------       -----------       -----------
Net earnings (loss) per common share - basic                    $      0.44       $     (0.16)      $      0.80       $     (0.13)
                                                                ===========       ===========       ===========       ===========

Earnings (loss) per common share - diluted:
Earnings (loss) before extraordinary item                       $      0.45       $     (0.16)      $      0.81       $     (0.13)
Extraordinary item                                                    (0.04)             --               (0.04)             --
                                                                -----------       -----------       -----------       -----------
Net earnings (loss) per common share - diluted                  $      0.41       $     (0.16)      $      0.77       $     (0.13)
                                                                ===========       ===========       ===========       ===========

Weighted-average common shares outstanding-basic                     83,382            81,162            82,351            80,970
Effect of dilutive securities:
     Stock options                                                    4,464              --               3,114              --
     Warrants                                                         2,196              --                --                --
                                                                -----------       -----------       -----------       -----------
Weighted-average common shares outstanding-diluted                   90,042            81,162            85,465            80,970
                                                                ===========       ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                             Six Months Ended June 30,
                                                                            ---------------------------
                                                                               2000              1999
                                                                            ---------         ---------
Cash flows from operating activities:
Net earnings                                                                $  86,154         $  12,296
Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
     Depreciation and amortization                                             19,417            29,068
     Deferred income taxes                                                     61,030             8,904
     Realized loss on sale of investments                                         379             3,395
     Extraordinary item - loss on early retirement of debt                      3,624              --
     Other, net                                                                 1,420             1,271
     Changes in assets and liabilities:
        Premiums receivable                                                    10,263            (3,426)
        Other receivables                                                       7,029             1,908
        Prepaid expenses and other current assets                              (1,449)           (2,242)
        Medical costs payable                                                 (11,807)         (108,787)
        Trade accounts payable and accrued expenses                            (9,775)          (25,814)
        Unearned premiums                                                      14,345           (60,699)
        Other, net                                                              1,297           (10,293)
                                                                            ---------         ---------
         Net cash provided (used) by operating activities                     181,927          (154,419)
                                                                            ---------         ---------
Cash flows from investing activities:
     Capital expenditures                                                      (7,268)           (4,147)
     Purchases of available-for-sale investments                             (257,588)         (597,917)
     Sales and maturities of available-for-sale investments                   243,469           683,077
     Other, net                                                                (7,834)          (11,189)
                                                                            ---------         ---------
         Net cash provided (used) by investing activities                     (29,221)           69,824
                                                                            ---------         ---------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                   16,511             9,765
     Cash dividends paid                                                       (5,972)             --
     Redemption of notes payable                                             (153,400)             --
     Redemption of preferred stock                                           (130,000)             --
     Payments under capital leases                                             (6,531)          (11,980)
                                                                            ---------         ---------
         Net cash used by financing activities                               (279,392)           (2,215)
                                                                            ---------         ---------
Net decrease in cash and cash equivalents                                    (126,686)          (86,810)
Cash and cash equivalents at beginning of period                              332,882           237,717
                                                                            ---------         ---------
Cash and cash equivalents at end of period                                  $ 206,196         $ 150,907
                                                                            =========         =========

Supplemental schedule of noncash investing and financing activities:
   Cash payments (refunds) for income taxes, net                            $   4,214         $  (1,444)
   Cash payments for interest                                                  19,731            28,404
Supplemental schedule of noncash investing and financing activities:
   Unrealized appreciation (depreciation) of short-term investments             1,436           (13,759)
   Preferred stock dividends and amortization                                  14,379            22,459

See accompanying notes to consolidated financial statements

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities and liabilities and asset impairments related to operational restructuring activities. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Company's Form 10-K filed with the SEC for the fiscal year ended December 31, 1999.

(2)      RESTRUCTURING CHARGES

         During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first six months of 2000 related to the restructuring charge reserves. As of June 30, 2000, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first six months of 2000 is consistent with the Company's estimates. The Company believes that the reserves as of June 30, 2000 are adequate and that no revisions of estimates are necessary at this time.

                                                 12/31/99                                           6/30/00
                                              Restructuring         Cash           Noncash       Restructuring
(In thousands)                                   Reserves           Used           Activity         Reserves
                                                 --------         --------         --------         --------
Provisions for loss on noncore businesses        $  2,065         $   (239)        $    (13)        $  1,813
Severance and related costs                         7,724           (1,486)            --              6,238
Costs of consolidating operations                   8,006           (2,388)            --              5,618
                                                 --------         --------         --------         --------
                                                 $ 17,795         $ (4,113)        $    (13)        $ 13,669
                                                 ========         ========         ========         ========

         Cash expenses charged against the reserve for loss on noncore businesses amounted to $0.2 million during the first six months of 2000 and were primarily related to premium deficiencies, professional fees and other incremental costs associated with exiting such businesses. As of June 30, 2000, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

       The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.5 million to former employees of the Company in accordance with their respective severance arrangements. The June 30, 2000 balance represents contracted amounts payable through the first half of 2001 and is related to individuals no longer employed by the Company.

       The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $2.4 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at June 30, 2000 is comprised of future minimum lease rentals, net of sublease income and lease termination and other costs. The Company's related lease obligations for these properties extend to July 2005.

(3)      INVESTMENT IN MEDUNITE INC.

       In June 2000, the Company made an equity investment in MedUnite Inc., an independent company conceived and financed in equal amounts by six health care payers, in an amount of $2 million. MedUnite Inc. was organized to provide claims submission and payment, referrals, eligibility information and other internet provider connectivity services. The Company has committed to invest in MedUnite Inc., subject to certain contingencies, including approval of the Company's Board of Directors, an additional amount of $8 million. Each of the other investors has made a similar commitment. It is anticipated that MedUnite Inc. will obtain substantial third party financing. MedUnite Inc. was in the start-up stage at June 30, 2000 and had no operational activity. The investment in MedUnite is included in other noncurrent assets at June 30, 2000 at cost.


(4)      REDEEMABLE PREFERRED STOCK

     As of June 30, 2000, the Company had outstanding 247,318.20 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 26,283.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock").

     The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulated dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulated dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. Future quarterly dividends on both the Series D and Series E Preferred Stock are payable in cash. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all (but not less than all) of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value of $1,000 per share. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

     As required by the certificates of designations governing the Preferred Stock, the Company made two dividend payments on each series of Preferred Stock. On May 13, 2000, the Company (a) issued a dividend in the amount of $53.20 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 2000 and (b) paid a cash dividend in the amount of $145.89 per share of Series E Preferred Stock to the holders of record as of April 28, 2000. The total amount of the May 13, 2000 cash dividend paid was approximately $3.8 million. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $6.70 and $18.28 per share, respectively, to the holders of record as of June 16, 2000. The total amount of the June 30, 2000 cash dividends paid was approximately $2.1 million.

(5)      COMPREHENSIVE INCOME (LOSS)

     The changes in the value of available-for-sale securities included in other comprehensive income (loss) include unrealized holding gains (losses) on available-for-sale securities of $1.8 million and $(13.8) million for the six months ended June 30, 2000 and 1999, respectively, reduced by the tax effects of $4.5 million for the six months ended June 30, 1999, and reclassification adjustments of $(0.4) million and $(3.4) million for the six months ended June 30, 2000 and 1999, respectively, reduced by the tax effects of $1.1 million for the six months ended June 30, 1999.

(6)      REGULATORY MATTERS

    In April 2000, the Company provided notice to the New York State regulatory authorities that it would pay a dividend from its New York health plan ("Oxford NY") to the parent company. In May 2000, a dividend of approximately $84.2 million was received by the parent company from Oxford NY. Additionally, New York State regulatory authorities authorized the repayment of a $38 million surplus note plus $6 million in accrued interest by Oxford NY to the parent company. Such amounts were received by the parent company in May 2000. In addition, a dividend of approximately $6 million was received in May 2000 by the parent company from its Connecticut health plan.

    In July 2000, the Company received regulatory approvals from New York State authorizing a dividend of $40 million from Oxford NY to the parent company. The dividend payment was made on July 25, 2000.

 (7)     CONTINGENCIES

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

(8)      EXTRAORDINARY ITEM

     During the second quarter of 2000, the Company redeemed $136 million outstanding under the Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"), prior to maturity. Proceeds from dividend and surplus note repayments received from Oxford NY were used to redeem the Term Loan. In connection with the redemption, the Company recorded an extraordinary charge of approximately $3.6 million or $0.04 per diluted share, net of income tax benefits of approximately $2.6 million. The extraordinary charge represents the payment of a redemption premium and the write-off of deferred finance costs, net of related tax benefits.

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut


         We have reviewed the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of June 30, 2000 and 1999, the consolidated statements of earnings for the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

         We conducted our reviews in accordance with the standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our reviews, we are not aware of any material modifications that should be made to the financial statements at June 30, 2000 and 1999, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

New York, New York
July 25, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:

                                                             As of June 30,               Increase (Decrease)
                                                      --------------------------        ----------------------
           Membership:                                  2000              1999            Amount           %
                                                      ---------        ---------        ---------         ----
           Freedom, Liberty and Other Plans           1,115,900        1,269,400         (153,500)        (12.1%)
           HMOs                                         223,000          242,100          (19,100)        (7.9%)
                                                      ---------        ---------        ---------
                  Total commercial membership         1,338,900        1,511,500         (172,600)        (11.4%)
           Medicare                                      90,100          103,800          (13,700)        (13.1%)
                                                      ---------        ---------        ---------
                  Total fully insured membership      1,429,000        1,615,300         (186,300)        (11.5%)
           Third-party administration                    62,600           53,400            9,200         17.2%
                                                      ---------        ---------        ---------
                  Total membership                    1,491,600        1,668,700         (177,100)        (10.6%)
                                                      =========        =========        =========         ====

           The following table provides certain statement of operations data expressed as a percentage of total revenues for the three month and six month periods ended June 30, 2000 and 1999:

                                                                        Three Months                      Six Months
                                                                       Ended June 30,                    Ended June 30,
                                                                --------------------------        --------------------------
         Revenues:                                                 2000             1999             2000             1999
                                                                ---------        ---------        ---------        ---------
            Premiums earned                                          97.8%            98.4%            97.8%            97.6%
            Third-party administration, net                           0.4%             0.4%             0.4%             0.4%
            Investment and other income, net                          1.8%             1.2%             1.8%             2.0%
                                                                ---------        ---------        ---------        ---------
                  Total revenues                                    100.0%           100.0%           100.0%           100.0%
                                                                ---------        ---------        ---------        ---------

         Expenses:
            Health care services                                     79.1%            84.3%            79.5%            83.4%
            Marketing, general and administrative                    11.9%            14.8%            11.9%            14.4%
            Interest and other financing charges                      0.8%             1.2%             1.0%             1.2%
                                                                ---------        ---------        ---------        ---------
                  Total expenses                                     91.8%           100.3%            92.4%            99.0%
                                                                ---------        ---------        ---------        ---------
         Earnings (loss) before income taxes and
           extraordinary item                                         8.2%            (0.3%)            7.6%             1.0%
         Income tax expense (benefit)                                 3.4%            (0.1%)            3.2%             0.4%
                                                                ---------        ---------        ---------        ---------
         Net earnings (loss) before extraordinary item                4.8%            (0.2%)            4.4%             0.6%
         Extraordinary item - Loss on early retirement of
           debt, net of income tax benefits                          (0.4%)           --               (0.2%)           --
                                                                ---------        ---------        ---------        ---------
         Net earnings (loss)                                          4.4%            (0.2%)            4.2%             0.6%
         Less - preferred dividends and amortization                 (0.7%)           (1.1%)           (1.0%)           (1.1%)
                                                                ---------        ---------        ---------        ---------
         Net earnings (loss) attributable to common shares            3.7%            (1.3%)            3.2%            (0.5%)
                                                                =========        =========        =========        =========

         Selected Information:
           Medical loss ratio                                        80.9%            85.8%            81.3%            85.4%
           Administrative loss ratio                                 12.1%            15.0%            12.1%            14.7%
           PMPM premium revenue                                 $  230.12        $  212.11        $  226.58        $  208.39
           PMPM medical expense                                 $  186.11        $  181.98        $  184.15        $  177.89
           Fully insured member months (000's)                    4,304.6          4,873.2          8,789.1          9,886.5

RESULTS OF OPERATIONS

    Overview

         The Company's revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations ("HMOs"), and reimbursements under government contracts relating to its Medicare+Choice ("Medicare") programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income.

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

         Since it began operations in 1986 and through 1997, the Company experienced substantial growth in membership and revenues. The membership and revenue growth has been accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue beginning in 1998 and into the second quarter of 2000 and expects declines in membership throughout 2000, although to a lesser extent. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.


    Restructuring Charges

    During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first six months of 2000 related to the restructuring charge reserves. As of June 30, 2000, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first six months of 2000 is consistent with the Company's estimates. The Company believes that the reserves as of June 30, 2000 are adequate and that no revisions of estimates are necessary at this time.

                                                 12/31/99                                           6/30/00
                                              Restructuring         Cash           Noncash       Restructuring
(In thousands)                                   Reserves           Used           Activity         Reserves
                                                 --------         --------         --------         --------
Provisions for loss on noncore businesses        $  2,065         $   (239)        $    (13)        $  1,813
Severance and related costs                         7,724           (1,486)            --              6,238
Costs of consolidating operations                   8,006           (2,388)            --              5,618
                                                 --------         --------         --------         --------
                                                 $ 17,795         $ (4,113)        $    (13)        $ 13,669
                                                 ========         ========         ========         ========

       Cash expenses charged against the reserve for loss on noncore businesses amounted to $0.2 million during the first six months of 2000 and were primarily related to premium deficiencies, professional fees and other incremental costs associated with exiting such businesses. As of June 30, 2000, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

       The reduction in the reserve for severance and related costs reflects contractual payments of approximately $1.5 million to former employees of the Company in accordance with their respective severance arrangements. The June 30, 2000 balance represents contracted amounts payable through the first half of 2001 and is related to individuals no longer employed by the Company.

       The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $2.4 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at June 30, 2000 is comprised of future minimum lease rentals, net of sublease income and lease termination and other costs. The Company's related lease obligations for these properties extends to July 2005.

    Three months ended June 30, 2000 compared with three months ended June 30, 1999

    Total revenues for the quarter ended June 30, 2000 were $1.01 billion, down 3.6% from $1.05 billion during the same period in the prior year. Net earnings before extraordinary item attributable to common shares for the second quarter of 2000 totaled $40.6 million, or $0.45 per diluted share, compared with a net loss of $13.4 million, or $0.16 per diluted share, for the second quarter of 1999. During the second quarter of 2000, the Company repaid the balance outstanding under its existing term loan and recorded an extraordinary charge, net of tax benefits, of $3.6 million, or $0.04 per diluted share.

    Membership in the Company's fully insured health care programs as of June 30, 2000 decreased by approximately 186,300 members from the level of such membership as of June 30, 1999 and by 114,600 members since year-end 1999. Such membership attrition is a result of the Company's continued efforts to rationalize its product lines, particularly certain small group product offerings, and not renew groups or products where underwriting margins are unacceptable. Partially offsetting this decline was a net increase of approximately 4,300 members in the Company's large group products. Membership in Medicare programs decreased by approximately 13,700 members compared with June 30, 1999 and by approximately 7,600 members since year-end 1999. The overall decline in Medicare membership is primarily due to the Company's withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, including the withdrawal from the Medicare market in Suffolk County, New York during the first quarter of 2000. The Company announced that it would withdraw from the Medicare market in 8 counties within New Jersey at the end of 2000. The Company believes that future Medicare premiums may be adversely affected by the implementation of risk adjustment mechanisms announced by the Health Care Financing Administration ("HCFA").

    Total commercial premiums earned for the three months ended June 30, 2000 decreased 2.6% to $821.1 million compared with $843.2 million in the same period in the prior year. The decrease in premiums earned is attributable to a 11.5% decrease in member months in the Company's commercial health care programs, partially offset by a 10.1% increase in average premium yield over the second quarter of 1999. Average premium rates for the full year 2000 are expected to be approximately 10% higher in the Company's core commercial business than in the full year 1999.

    Premiums earned from Medicare programs decreased 10.2% to $169.5 million in the second quarter of 2000 compared with $188.7 million in the second quarter of 1999. The revenue decline was caused by membership declines as member months of Medicare programs decreased 13.7% when compared with the prior year second quarter, partially offset by increases in average premium yields of Medicare programs of 3.2% over the level of the prior year second quarter. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. The Company withdrew from Medicaid programs in the first quarter of 1999. Premiums earned from Medicaid programs were nominal in the second quarter of 1999.

    Investment and other income increased 38.4% to $18 million for the three months ended June 30, 2000 compared with $13 million for the same period last year. The 2000 second quarter included realized capital gains of $0.3 million while the 1999 second quarter included realized capital losses of $2.9 million.

Investment income during the second quarter of 2000, excluding capital gains and losses, improved 14.1% over the comparable 1999 period as a result of higher investment yields and invested balances.

    Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 80.9% for the second quarter of 2000 compared with 85.8% for the second quarter of 1999. The improvement in the second quarter of 2000 over the second quarter of 1999 reflects an 8.5% increase in average overall premium yield offset in part by a 2.3% increase in per member per month medical costs. Included in medical costs for the three months ended June 30, 2000 are favorable developments of prior year estimates of medical costs of approximately $15.4 million. Health care services expense was adversely affected in the second quarter of 1999 by a provision for loss on claims advances totaling $13.8 million and $8 million for additional reserves related to the unwinding of a Medicare risk transfer agreement in New Jersey. See "Liquidity and Capital Resources." Excluding the favorable development of prior year estimates of medical costs in the second quarter of 2000, the medical loss ratio would have been 82.4%. The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of June 30, 2000. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations. Such additions would be included in the results of operations for the period in which the adjustments are made.

    Marketing, general and administrative expenses totaled $120 million in the second quarter of 2000 compared with $155.2 million in the second quarter of 1999. The decrease when compared with the second quarter of 1999 is primarily attributable to a $27.6 million decrease in payroll and benefits due to reduced staffing and $4.8 million in depreciation savings. Administrative expenses as a percent of operating revenue were 12.1% during the second quarter of 2000 compared with 15% during the second quarter of 1999 and 14.6% for the full year 1999. Included in marketing, general and administrative expense for the three months ended June 30, 2000 are severance costs of approximately $1.7 million related to changes in operating management structure and reporting responsibilities.

    Interest expense decreased 29.2% or $3.6 million to $8.6 million in the second quarter of 2000 compared with $12.2 million in the second quarter of 1999. The Company incurred interest and other financing charges of $8 million in the second quarter of 2000 related to its outstanding debt and capital lease obligations, compared with $10.1 million in the comparable 1999 period. Interest expense on delayed claims totaled $0.6 million in the second quarter of 2000 compared with $2.1 million in the second quarter of 1999. Interest expense on debt and capital lease obligations decreased due to the repayment of the term loan during the second quarter of 2000. The decrease in interest expense on delayed claims is a result of more timely claim payments and lower levels of older claims outstanding. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims, although to a lesser extent than in prior years, as well as interest expense on its outstanding senior notes and capital lease obligations.

    The Company had an income tax expense of $34.9 million for the second quarter of 2000 compared with an income tax benefit of $1.4 million for the second quarter of 1999, reflecting an effective tax rate of 42% for 2000. The Company's periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At June 30, 2000, the Company had deferred tax assets of approximately $244.3 million (net of valuation allowances of approximately $42.5 million). The valuation allowance relates primarily to capital loss carryforwards and state net operating loss carryforwards. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $582 million.

    Net earnings before the extraordinary item attributable to common shares for the three months ended June 30, 2000 and 1999 were reduced by preferred dividends and amortization of approximately $7.5 million and $11.4 million, respectively. During the second quarter of 2000, the Company prepaid its outstanding term loan and incurred an extraordinary charge of $3.6 million or $0.04 per diluted share, net of $2.6 million of income tax benefits. The extraordinary charge represents the payment of a redemption premium and the write off of deferred finance costs, net of related tax benefits.

    Six months ended June 30, 2000 compared with six months ended June 30, 1999

    Total revenues for the six months ended June 30, 2000 were $2.04 billion, down 3.6% from $2.11 billion during the same period in the prior year. Net earnings before extraordinary item attributable to common stock for the first six months of 2000 totaled $69.4 million, or $0.81 per diluted share, compared with a net loss of $10.2 million, or $0.13 per diluted share, for the first six months of 1999.

    Total commercial premiums earned for the six months ended June 30, 2000 decreased 1.1% to $1.65 billion compared with $1.67 billion in the same period in the prior year. The year to year decrease in premiums earned is attributable to a 10.2% increase in average premium yield compared with the first six months of 1999 offset by a 10.2% decrease in member months in the Company's commercial health care programs. Average premium rates for the full year 2000 are expected to be approximately 10% higher in the Company's core commercial business than in the full year 1999.

    Premiums earned from Medicare programs decreased 10.5% to $336.1 million in the first six months of 2000 from $375.6 million in the first six months of 1999. The revenue decline was caused by membership declines as member months of Medicare programs decreased 15.5% when compared with the prior year period, partially offset by increases in average premium yields of Medicare programs of 5.8% over the level of the prior year period. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. The Company withdrew from Medicaid programs in the first quarter of 1999. Premiums earned from Medicaid programs were $11.9 million in the first six months of 1999.

    Investment and other income decreased 16.5% to $36 million for the first six months of 2000 compared with $43.1 million in the comparable 1999 period. Net investment income for the six months ended June 30, 2000 increased 26.3% to $36.9 million from $29.2 million for the same period last year. The improvement is primarily due to a $3.1 million decrease in capital losses realized in the first six months of 2000 compared with the prior year period and an increase in average investment yields during the first half of 2000 compared with the first half of 1999. Included in other income for the six months ended June 30, 1999 is a $13.5 million gain from the sale of the Company's New York Medicaid business.

    Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 81.3% for the first six months of 2000 compared with 85.4% for the first six months of 1999. The improvement in the first six months of 2000 over the first six months of 1999 reflects an 8.7% increase in average overall premium yield offset in part by a 3.5% increase in per member per month medical costs when compared to the prior year period. Included in medical costs for the six months ended June 30, 2000 are favorable developments of prior period medical costs of approximately $23.4 million. Medical costs were adversely affected during the first six months of 1999 by a provision for loss on claims advances totaling $13.8 million and $8 million for additional reserves related to the unwinding of a Medicare risk transfer agreement in New Jersey. See "Liquidity and Capital Resources." Excluding the favorable development of prior year estimates of medical costs in the first six months of 2000, the medical loss ratio would have been 82.5%. The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of

June 30, 2000. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile delayed claims and claims paid or denied in error. Additions to reserves could also result as a consequence of regulatory examinations. Such additions would be included in the results of operations for the period in which the adjustments are made.

    Marketing, general and administrative expenses totaled $241.8 million in the first six months of 2000 compared with $304.9 million in the first six months of 1999. The decrease when compared to the prior year period is primarily attributable to a $34.9 million decrease in payroll and benefits due to reduced staffing, a $8.1 million decrease in consulting fees and temporary help and $8.8 million in depreciation savings. These expenses as a percent of operating revenue were 12.1% during the first six months of 2000 compared with 14.7% during the first six months of 1999. Included in marketing, general and administrative expense for the first six months of 2000 are severance costs of approximately $5 million payable to former employees of the Company.

    Interest expense decreased $6.1 million to $20.1 million in the first six months of 2000 compared with $26.2 million in the comparable prior year period. The Company incurred interest and other financing charges of $18.5 million in the first six months of 2000 related to its outstanding debt and capital lease obligations, compared with $20.2 million in the first six months of 1999. Interest expense on delayed claims totaled $1.6 million in the first six months of 2000 compared with $6 million in the first six months of 1999. Interest expense on debt and capital lease obligations decreased due to the repayment of the $150 million term loan during the second quarter of 2000. The decrease in interest expense on delayed claims is a result of more timely claim payments and lower levels of older claims outstanding. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims, although to a lesser extent than in prior years, as well as interest expense on its outstanding senior notes and capital lease obligations.

    The Company had income tax expense of $65 million for the first six months of 2000 reflecting an effective tax rate of 42% for 2000, compared with $8.9 million for the 1999 period.

    Net earnings before extraordinary item attributable to common shares for the six months ended June 30, 2000 and 1999 were reduced by preferred dividends and amortization of approximately $20.4 million and $22.5 million, respectively. Preferred dividends and amortization for the six months ended June 30, 2000 include a charge of approximately $2.6 million of issue costs relating to the Company's repurchase of approximately $130 million of preferred stock in February 2000. During the second quarter of 2000, the Company prepaid its outstanding term loan and incurred an extraordinary charge of $3.6 million or $0.04 per diluted share, net of $2.6 million of income tax benefits. The extraordinary charge represents the payment of a redemption premium and the write off of deferred finance costs, net of related tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations during the first six months of 2000 approximated $181.9 million, compared with cash used of $154.4 million for the first six months of 1999. The $336.3 million improvement in cash flow was the result of increased net earnings and improved working capital management, particularly in the area of premiums receivable and medical costs payable. In addition, cash flow for the first six months of 1999 was negatively affected by the runoff of claims reserves relating to discontinued or restructured businesses of approximately $80 million and reductions of claim inventories. Cash flows from operations for the first six months of 1999 included only five months of Medicare premiums as the January 1999 premium of $68.4 million was received in the preceding December.

    The Company's capital expenditures for the first six months of 2000 totaled $7.3 million compared with $4.1 million for the first six months of 1999. Amounts were principally for certain leasehold improvements, computer equipment and software.

    Cash used by financing activities totaled $279.4 million during the first six months of 2000 compared with $2.2 million in the first six months of 1999. During the first six months of 2000, the Company repurchased shares of its Series D and Series E Preferred Stock for an aggregate amount of approximately $130 million and repurchased the remaining outstanding obligation of its $150 million term loan under the Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"). In connection with the repayment of the Term Loan, the Company paid a redemption premium of approximately $3.4 million. Such amount is included as an extraordinary charge, net of income tax benefits for the three and six month periods ended June 30, 2000. In April 2000, Oxford Health Plans (NY), Inc., the Company's New York HMO subsidiary ("Oxford NY"), notified the New York State Insurance Department ("NYSID") that it would declare and pay a dividend to the parent company in the second quarter of 2000. In May 2000, the dividend of approximately $84.2 million was paid by Oxford NY to the parent company. In addition, on April 26, 2000, Oxford NY repaid a surplus note plus accrued interest to the parent company of approximately $44 million. The Company paid the May 13, 2000 dividend on the Series D Preferred Stock, valued at approximately $12.5 million, in shares of Series D Preferred Stock and paid the May 13, 2000 dividend on the Series E Preferred Stock of approximately $3.8 million in cash. All dividends on both the Series D Preferred Stock and Series E Preferred Stock after May 13, 2000 will be payable in cash on a quarterly basis. Accordingly, on June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the approximate amounts of $1.6 million and $0.5 million, respectively. Except for Preferred Stock dividends and anticipated capital expenditures, the Company does not have material cash commitments.

    As of June 30, 2000, cash and investments aggregating $57.5 million have been segregated in the accompanying balance sheet as restricted investments to comply with federal and state regulatory requirements. During the first quarter of 2000, the regulatory restrictions on approximately $0.8 million of collateral (cash and cash equivalents) for advances made by Oxford Health Plans (NJ), Inc., the Company's New Jersey HMO subsidiary ("Oxford NJ"), were removed and such amount is now included in current assets. The restriction on the remaining $4.4 million (cash and cash equivalents) is expected to be removed during the second half of 2000. With respect to the Company's New York subsidiaries, the minimum amount of surplus required is based on a formula established by NYSID which required approximately $140 million at June 30, 2000. In July 2000, the Company received regulatory approvals from New York State authorizing a dividend of $40 million from Oxford NY to the parent company. The divided payment was made on July 25, 2000. The Company intends to continue to seek the maximum permitted dividends in excess of required surplus from its subsidiaries. However, there can be no assurances as to the amount of or the ability of the subsidiaries to pay any such future dividends.

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

    The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state based on market share and to be collected over a three-year period. Although the Company does not anticipate that this assessment will have a material impact on its operations, the assessment may necessitate a capital contribution to Oxford NJ in an amount up to approximately $6 million. The Company's estimate of this assessment is included in medical costs payable at June 30, 2000.

    As a result of delays in claims payments in prior periods, the Company experienced a significant increase in medical claims payable. The increase in medical costs payable was mitigated by progress in paying backlogged claims, by making advance payments to providers and through reductions in IBNR relating to the Company's exit from certain businesses during the first quarter of 1998 and thereafter. Outstanding advances aggregated approximately $7.6 million at June 30, 2000, net of a valuation reserve of $25.7 million, and have been netted against medical costs payable in the Company's consolidated balance sheet. The Company believes that it will be able to recover net outstanding advance payments, either through repayment by the provider or application against future claims.

    The Company's medical costs payable were $644.3 million as of June 30, 2000 (including $541.8 million for IBNR) compared with $656.1 million as of December 31, 1999 (including $570.7 million for IBNR). The decrease reflects lower levels of production claims inventory and related reserves, an increase in claims paid compared with prior periods, a change in mix of outstanding claims and favorable development of prior period estimates of medical costs. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership.

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

    In an effort to control increasing medical costs in its Medicare programs, the Company has an agreement with North Shore-Long Island Jewish Health Systems ("North Shore") pursuant to which it has transferred to North Shore a substantial portion of the medical cost risk associated with its approximately 21,000 Medicare members in certain New York counties as of June 30, 2000 where it had experienced substantial losses. The Company and North Shore have made progress in resolving certain initial operational difficulties. The Company bears the risk of nonperformance or default by North Shore, and the failure of the North Shore arrangement could have a material adverse effect on the Company's results of operations. A similar agreement with a different provider covering New Jersey Medicare members was terminated in July 1999.

    During the first six months of 2000, Oxford NY made cash contributions to the capital of its indemnity insurance subsidiary of approximately $41.5 million. In addition, the Company made cash contributions to its New Jersey HMO subsidiary of approximately $6 million in 2000. During the first six months of 1999, the Company made cash contributions to the capital of two of its HMO subsidiaries totaling approximately $4.5 million. The capital contributions were made to ensure that the subsidiaries had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the nonadmissibility of certain assets. The Company does not expect that any significant additional capital contributions to the subsidiaries will be required during the remainder of 2000.

     As of June 30, 2000, the Company had outstanding 247,318.20 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 26,283.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock").

     The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulated dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulated dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. Future quarterly dividends on both the Series D and Series E Preferred Stock are payable in cash. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all (but not less than all) of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value of $1,000 per share. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

     As required by the certificates of designations governing the Preferred Stock, the Company made two dividend payments on each series of Preferred Stock during the second quarter of 2000. On May 13, 2000, the Company (a) issued a dividend in the amount of $53.20 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 2000 and (b) paid a cash dividend in the amount of $145.89 per share of Series E Preferred Stock to the holders of record as of April 28, 2000. The total amount of the May 13, 2000 cash dividend paid was approximately $3.8 million. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $6.70 and $18.28 per share, respectively, to the holders of record as of June 16, 2000. The total amount of the June 30, 2000 cash dividends paid was approximately $2.1 million.


MARKET RISK DISCLOSURES

     The Company's consolidated balance sheet as of June 30, 2000 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of June 30, 2000 was not significant.

     In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company's investment portfolio by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of June 30, 2000 by approximately $20.6 million and $40.5 million, respectively (compared to $20.2 million and $39.8 million as of June 30, 1999, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of June 30, 2000 by approximately $21.3 million and $42.7 million, respectively (compared to $20.5 million and $41 million as of June 30, 1999, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.


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

       IBNR estimates; Inability to control health care costs

    Medical costs payable in Oxford's financial statements include reserves for incurred but not reported or paid claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate in order to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could adversely affect Oxford's results of operations in future periods.

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

    Service and management information systems

    The Company's claims and service systems depend upon the smooth functioning of two complex computer systems. While these systems presently operate at 99% availability and are sufficient to operate the Company's current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company's business and results of operations. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the process of improving existing systems, developing systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

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

    Pending litigation and other proceedings against Oxford

    The Company is a defendant in a number of purported securities class action lawsuits and shareholder derivative lawsuits which were filed after a substantial decline in the price of the Company's common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. For a discussion of these proceedings, as well as other lawsuits pending against the Company, see "Legal Proceedings" herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company's results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

    Negative HMO publicity and potential for additional litigation

    The managed care industry, in general, has received significant negative publicity. This publicity has led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members recently commenced against certain large, national health plans (not including Oxford), has resulted in negative publicity for the managed care industry and creates the potential for similar litigation against the Company. These factors may adversely affect the Company's ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company's results of operations.

    Concentration of business

    The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state commercial premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's Medicare revenue represented approximately 17% of premiums earned during the first six months of 2000 and 18% of its premiums earned during the year 1999.

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

         - an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company's October 27, 1997 press release announcing a loss in the third quarter of 1997; and

         - an arbitral proceeding initiated by the New York County Medical Society and joined by other medical associations seeking, among other things, injunctive relief from the Company's practices regarding the payment of claims submitted by physicians.

     The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 1999. On February 28 and March 9, 2000, Judge Brient issued decisions denying the motions to dismiss previously filed by the Company and the individual defendants in the derivative litigation, designating certain of the plaintiffs as class representatives in the class action, and permitting certain other plaintiffs to seek appointment as class representatives in the class action. There have been no material developments in the legal proceedings involving the Company in the second quarter of 2000.

     In the ordinary course of its business, the Company is subject to claims and legal actions by its members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others. In addition, the Company is subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in the states where it conducts business

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    See information contained in notes 4 and 8 of "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on May 11, 2000 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of three directors; (b) an amendment of the Company's Certificate of Incorporation, as amended, to confer voting power upon future holders (if any) of the Company's Series D Junior Subordinated Debentures due May 13, 2008 and Series E Junior Subordinated Debentures due May 13, 2008 and to clarify the voting rights of the Company's Series D Preferred Stock and Series E Preferred Stock ("Proposal Number 1"); (c) an amendment of the Company's 1991 Stock Option Plan, as amended, to increase the number of shares of Common Stock issuable thereunder from 25,580,000 to 30,380,000 ("Proposal Number 2"); (d) an amendment of the 1991 Stock Option Plan, as amended, to extend the term thereof from ten years to fifteen years ("Proposal Number 3"); and (e) a shareholder proposal that the Company establish a nominating committee comprised solely of independent directors ("Proposal Number 4").

    At the meeting, Norman C. Payson, M.D., Robert B. Milligan, Jr. and Joseph
W. Brown, Jr. were each elected a director of the Company for a term to expire in 2003. Continuing directors whose terms expire in 2001 are David Bonderman, Jonathan J. Coslet, Benjamin H. Safirstein, M.D. and Kent J. Thiry. Continuing directors whose terms expire in 2002 are Fred F. Nazem, James G. Coulter and Thomas A. Scully. A total of 86,397,214 votes were cast in favor of, and 1,322,954 votes were cast to withhold authority for, Dr. Payson's election. A total of 86,771,524 votes were cast in favor of, and 948,644 votes were cast to withhold authority for, Mr. Milligan's election. A total of 86,905,563 votes were cast in favor of, and 814,605 votes were cast to withhold authority for, Mr. Brown's election. Proposal Number 1 was adopted with 59,522,771 votes cast for, and 1,407,316 votes cast against the Proposal; in addition, there were 410,615 abstentions and 26,379,466 broker nonvotes related to the Proposal. Proposal Number 2 was adopted with 41,726,590 votes cast for, and 19,267,264 votes cast against the Proposal; in addition, there were 346,848 abstentions and 26,379,466 broker nonvotes related to the Proposal. Proposal Number 3 was adopted with 43,831,172 votes cast for, and 17,139,415 votes cast against the Proposal; in addition, there were 370,115 abstentions and 26,379,466 broker nonvotes related to the Proposal. Proposal Number 4 was defeated with 17,738,929 votes cast for, and 41,505,063 votes cast against the Proposal; in addition, there were 2,096,710 abstentions and 26,379,466 broker nonvotes related to the Proposal.

ITEM 5.  OTHER INFORMATION

    Future Earnings Release and Conference Call Schedule

    The Company intends to post, on the Investor Relations page of its web site (www.oxhp.com), the dates of its public release of quarterly earnings and the time of the related calls with analysts. The public is permitted to listen to the conference calls and should use the telephone number and instructions as shown on the Company's web site.

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
3(a)                   Second Amended and Restated Certificate of Incorporation,
                       as amended, of the Registrant

3(b)                   Amended and Restated By-laws of the Registrant

4(a)                   Certificate of Designations of Series D Cumulative
                       Preferred Stock

4(b)                   Certificate of Designations of Series E Cumulative
                       Preferred Stock

15                     Letter of Ernst & Young LLP re Unaudited Consolidated
                       Interim Financial Statements

(b)      Reports on Form 8-K

                      In a report on Form 8-K dated and filed on April 26, 2000, the Company reported, under Item 5. "Other Events", its first quarter 2000 earnings press release.

                      In a report on Form 8-K dated and filed on May 17, 2000 and as amended on May 26, 2000, the Company reported, under Item 5. "Other Events", the repayment of its Term Loan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OXFORD HEALTH PLANS, INC.
                                             -------------------------
                                                    (REGISTRANT)


          July 28, 2000                       /s/ KURT B. THOMPSON.
------------------------------               -------------------------
              Date                                KURT B. THOMPSON,
                                              CHIEF FINANCIAL OFFICER

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

4(a)                   Certificate of Designations of Series D Cumulative
                       Preferred Stock, incorporated by reference to Exhibit
                       3(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No.
                       0-19442)

4(b)                   Certificate of Designations of Series E Cumulative
                       Preferred Stock, incorporated by reference to Exhibit
                       3(a) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No.
                       0-19442)

15                     Letter of Ernst & Young LLP re Unaudited Consolidated
                       Interim Financial Statements*

*Filed herewith