Form 10-Q
period 2000-09-30
OXFORD HEALTH PLANS INC
filed 2000-10-27
CIK 865084

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934


For the transition period from                   to
                               ------------------------------------------------

Commission File Number:             0-19442
                       --------------------------------------------------------

                            OXFORD HEALTH PLANS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                06-1118515
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


48 Monroe Turnpike, Trumbull, Connecticut                         06611
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (203) 459-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes       X               No
                          --------------           ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on October 24, 2000 was 86,149,196.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----
ITEM 1   Financial Statements

         Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.................................3

         Consolidated Statements of Income for the Three Months and Nine Months
         Ended September 30, 2000 and 1999.......................................................................4

         Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 ............5

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

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk ............................................23



PART II - OTHER INFORMATION

ITEM 1   Legal Proceedings .....................................................................................24

ITEM 2   Changes in Securities and Use of Proceeds .............................................................25

ITEM 5   Other..................................................................................................25

ITEM 6   Exhibits and Reports on Form 8-K ......................................................................25

SIGNATURES .....................................................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS


                                                                                  September 30,     December 31,
Current assets:                                                                        2000             1999
---------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                      $   325,579       $  332,882
   Investments - available-for-sale, at market value                                  805,807          829,054
   Premiums receivable, net                                                            62,552           64,071
   Other receivables                                                                   27,717           32,588
   Prepaid expenses and other current assets                                            6,119            3,862
   Deferred income taxes                                                               63,587           68,266
---------------------------------------------------------------------------------------------------------------
         Total current assets                                                       1,291,361        1,330,723
Property and equipment, net                                                            31,830           49,519
Deferred income taxes                                                                 132,108          231,512
Restricted cash and investments                                                        57,558           61,603
Other noncurrent assets                                                                24,349           13,531
---------------------------------------------------------------------------------------------------------------
         Total assets                                                             $ 1,537,206       $1,686,888
===============================================================================================================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Medical costs payable                                                           $   614,767       $  656,063
  Trade accounts payable and accrued expenses                                         123,092          122,345
  Unearned premiums                                                                    38,438           97,155
  Current portion of capital lease obligations                                          7,757           12,467
---------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    784,054          888,030
Long-term debt                                                                        198,700          350,000
Obligations under capital leases                                                          473            5,787
Redeemable preferred stock                                                            232,241          344,316
Shareholders' equity:
  Preferred stock, $.01 par value, authorized 2,000,000 shares                              -                -
  Common stock, $.01 par value, authorized 400,000,000
     shares; issued and outstanding 86,119,849 shares in 2000 and
     81,986,457 shares in 1999                                                            861              820
  Additional paid-in capital                                                          526,743          488,030
  Accumulated deficit                                                               (197,962)         (372,350)
  Accumulated other comprehensive loss                                                (7,904)          (17,745)
---------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                   321,738           98,755
---------------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                               $ 1,537,206       $1,686,888
===============================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          Three Months                       Nine Months
                                                                       Ended September 30,               Ended September 30,
                                                                       -------------------               -------------------
Revenues:                                                             2000             1999             2000              1999
--------------------------------------------------------------------------------------------------------------------------------
     Premiums earned                                               $1,012,570       $1,025,518       $3,004,006       $3,085,774
     Third-party administration, net                                    4,266            4,419           11,997           12,120
     Investment and other income, net                                  21,233           22,512           57,244           65,641
--------------------------------------------------------------------------------------------------------------------------------
         Total revenues                                             1,038,069        1,052,449        3,073,247        3,163,535
--------------------------------------------------------------------------------------------------------------------------------

Expenses:
     Health care services                                             758,557          809,219        2,377,063        2,567,928
     Marketing, general and administrative                            119,926          142,578          361,719          447,525
     Interest and other financing charges                               7,460           12,009           27,548           38,239
     Restructuring charges                                                 --           19,963               --           19,963
--------------------------------------------------------------------------------------------------------------------------------
         Total expenses                                               885,943          983,769        2,766,330        3,073,655
--------------------------------------------------------------------------------------------------------------------------------

Operating earnings before income taxes
  and extraordinary item                                              152,126           68,680          306,917           89,880
Income tax expense                                                     63,892           28,846          128,905           37,750
--------------------------------------------------------------------------------------------------------------------------------
Net earnings before extraordinary item                                 88,234           39,834          178,012           52,130
Extraordinary item - Loss on early retirement of
  debt, net of income tax benefit of $2,624                                --               --           (3,624)              --
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           88,234           39,834          174,388           52,130
Less - preferred dividends and amortization                            (7,638)         (11,503)         (27,989)         (33,962)
--------------------------------------------------------------------------------------------------------------------------------
Net earnings attributable to common shares                         $   80,596       $   28,331       $  146,399       $   18,168
================================================================================================================================

Earnings per common share - basic:
  Earnings before extraordinary item                               $     0.94       $     0.35       $     1.80       $     0.22
  Extraordinary item                                                       --               --            (0.04)              --
--------------------------------------------------------------------------------------------------------------------------------
  Net earnings per common share - basic                            $     0.94       $     0.35       $     1.76       $     0.22
================================================================================================================================

Earnings per common share - diluted:
  Earnings before extraordinary item                               $     0.81       $     0.34       $     1.66       $     0.22
  Extraordinary item                                                       --               --            (0.04)              --
--------------------------------------------------------------------------------------------------------------------------------
  Net earnings per common share - diluted                          $     0.81       $     0.34       $     1.62       $     0.22
================================================================================================================================

Weighted-average common shares outstanding-basic                       85,370           81,354           83,197           81,098
Effect of dilutive securities:
     Stock options                                                      5,915            2,867            3,921            3,057
     Warrants                                                           8,074               --            3,154               --
--------------------------------------------------------------------------------------------------------------------------------
Weighted-average common shares outstanding-diluted                     99,359           84,221           90,272           84,155
================================================================================================================================

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                              -------------
                                                                                          2000              1999
    --------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:
    Net earnings                                                                        $174,388          $ 52,130
    Adjustments to reconcile net earnings to
      net cash provided (used) by operating activities:
        Depreciation and amortization                                                     26,952            43,301
        Noncash restructuring charges and write-downs                                          -            15,060
        Deferred income taxes                                                            121,996            37,750
        Provision for doubtful accounts and advances                                           -            13,800
        Realized loss on sale of investments                                                  67             4,462
        Extraordinary item - loss on early retirement of debt                              3,624                 -
        Gain on sale of Direct Script                                                          -            (9,500)
        Other, net                                                                         1,420             1,751
        Changes in assets and liabilities:
          Premiums receivable                                                              1,519            24,375
          Other receivables                                                                3,239            11,289
          Prepaid expenses and other current assets                                       (2,257)             (865)
          Medical costs payable                                                          (41,296)         (175,573)
          Trade accounts payable and accrued expenses                                        747           (12,298)
          Unearned premiums                                                              (58,717)          (61,819)
          Other, net                                                                       1,780            (8,119)
     -------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                             233,462           (64,256)
     -------------------------------------------------------------------------------------------------------------
    Cash flows from investing activities:
        Capital expenditures                                                              (9,849)           (7,443)
        Purchases of available-for-sale investments                                     (346,093)         (706,221)
        Sales and maturities of available-for-sale investments                           380,583           815,182
        Proceeds from sale of Direct Script                                                    -            12,450
        Other, net                                                                       (10,621)            5,460
     -------------------------------------------------------------------------------------------------------------
          Net cash provided by investing activities                                       14,020           119,428
     -------------------------------------------------------------------------------------------------------------
     Cash flows from financing activities:
        Proceeds from exercise of stock options                                           50,003            10,673
        Cash dividends paid                                                              (10,064)                -
        Redemption of notes payable                                                     (154,700)                -
        Redemption of preferred stock                                                   (130,000)                -
        Payments under capital leases                                                    (10,024)          (14,153)
     -------------------------------------------------------------------------------------------------------------
          Net cash used by financing activities                                         (254,785)           (3,480)
     -------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                                 (7,303)           51,692
     Cash and cash equivalents at beginning of period                                    332,882           237,717
     -------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                         $325,579          $289,409
     =============================================================================================================

     Supplemental schedule of noncash investing and financing activities:
       Cash payments (refunds) for income taxes, net                                    $  5,899          $   (851)
       Cash payments for interest                                                         21,197            35,488
     Supplemental schedule of noncash investing and financing activities:
       Unrealized appreciation (depreciation) of short-term investments                    9,841           (16,836)
       Preferred stock dividends and amortization                                         27,989            33,962

  See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities as well as liabilities and asset impairments related to operational restructuring activities. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, included in the Company's Form 10-K filed with the SEC for the fiscal year ended December 31, 1999.

(2)      RESTRUCTURING CHARGES

         During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first nine months of 2000 related to the restructuring charge reserves. As of September 30, 2000, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first nine months of 2000 is consistent with the Company's estimates. The Company believes that the reserves as of September 30, 2000 are adequate and that no revisions of estimates are necessary at this time.

                                                      12/31/99                                        9/30/00
                                                   Restructuring       Cash           Noncash      Restructuring
(In thousands)                                        Reserves         Used          Activity        Reserves
----------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses             $ 2,065        $  (218)         $(16)          $ 1,831
Severance and related costs                             7,724         (2,054)            -             5,670
Costs of consolidating operations                       8,006         (3,729)            -             4,277
                                                   -------------------------------------------------------------
                                                      $17,795        $(6,001)         $(16)          $11,778
                                                   =============================================================

         Cash expenses charged against the reserve for loss on noncore businesses amounted to $0.2 million during the first nine months of 2000 and were primarily related to premium deficiencies, professional fees and other incremental costs associated with exiting such businesses. As of September 30, 2000, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

       The reduction in the reserve for severance and related costs reflects contractual payments of approximately $2.1 million to former employees of the Company in accordance with their respective severance arrangements. The September 30, 2000 balance represents contracted amounts payable through the first half of 2001 and is related to individuals no longer employed by the Company.

       The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $3.7 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at September 30, 2000 is comprised of future minimum lease rentals and estimated lease termination fees and other costs, net of sublease income. The Company's related lease obligations for these properties extend to July 2005.

(3)    REDEEMABLE PREFERRED STOCK

       As of September 30, 2000, the Company had outstanding 247,318.20 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 26,283.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock").

       The Series D Preferred Stock accumulates dividends at a rate of 5.129810% per year, payable quarterly in cash provided that prior to May 13, 2000, the Series D Preferred Stock accumulated dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulates dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulated dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company. The Company must redeem all of the outstanding shares of Preferred Stock on May 13, 2008 and may redeem all (but not less than all) of the outstanding shares of either series of Preferred Stock on or after May 13, 2003. In addition, the holders of the Preferred Stock may require the Company to redeem any or all of the shares of the Preferred Stock upon the occurrence of a change of control. The redemption price for each share of Preferred Stock is equal to all unpaid dividends accumulated to the date of payment of the redemption price, plus the stated value of $1,000 per share. With respect to dividend rights, the Series D Preferred Stock and Series E Preferred Stock rank on a parity with each other and prior to the Company's common stock.

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

       As required by the certificates of designations governing the Preferred Stock, the Company made the following dividend payments on each series of Preferred Stock during the first nine months of 2000. On May 13, 2000, the Company (a) issued a dividend in the amount of $53.20 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 2000 and (b) paid a cash dividend in the amount of $145.89 per share of Series E Preferred Stock to the holders of record as of April 28, 2000. The total amount of the May 13, 2000 cash dividend paid was approximately $3.8 million. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $6.70 and $18.28 per share, respectively, to the holders of record as of June 16, 2000. The total amount of the June 30, 2000 cash dividends paid was approximately $2.1 million. On September 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $12.82 and $35.00 per share, respectively, to the holders of record as of September 15, 2000. The total amount of the September 30, 2000 cash dividends paid was approximately $4.1 million.

       See Note (8), Subsequent Events, for additional discussion concerning the redeemable preferred stock.

(4)    COMPREHENSIVE INCOME (LOSS)

       For the three months ended September 30, 2000 and 1999, the changes in value of available-for-sale securities included in other comprehensive loss include unrealized holding gains (losses) of $8.1 million and $(2.0) million, respectively, and reclassification adjustments of $0.3 million and $(1.1) million, respectively. For the nine months ended September 30, 2000 and 1999, the changes in value of available-for-sale securities included in other comprehensive loss include unrealized holding gains (losses) of $9.9 million and $(10.1) million, respectively, and reclassification adjustments of $(0.1) million and $(4.5) million, respectively.

(5)    REGULATORY MATTERS

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

       In July 2000 and September 2000, the Company received regulatory approvals from New York State authorizing dividends of $40 million and $80 million, respectively from Oxford NY to the parent company. The dividend payments were received in the third quarter of 2000.

(6)    CONTINGENCIES

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

         On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, inter alia, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials;
(iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs' law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although the outcome of these actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

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

(7)    EXTRAORDINARY ITEM

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

(8)    SUBSEQUENT EVENTS

       In October 2000, the Company redeemed approximately $5.2 million principal amount of Senior Notes at a cost, before income tax benefits, of approximately $5.8 million, including redemption premium and the write-off of deferred finance costs.

     Proposed Capital and Financing Arrangements

       On October 25, 2000, the Company announced that it had entered into an exchange and repurchase agreement (the "Agreement") with the holders of its redeemable Preferred Stock and warrants (the "Investors") whereby (a) the Company will repurchase approximately $78.6 million face value of outstanding Preferred Stock and warrants for approximately 11.5 million shares at a total cost of approximately $220 million, and (b) the Investors will exchange their remaining approximately $195 million face value of outstanding Preferred Stock and their remaining warrants for approximately 11 million shares of common stock. The transaction includes an agreement to terminate the investment agreement dated February 23, 1998 between the Company and Investors, as amended.

       In connection with the Agreement, the Company will write off approximately $38 million of unamortized discount and issuance expenses related to the Preferred Stock upon the closing of the transaction. Among other things, the Agreement is contingent upon the Company completing a successful tender offer for its outstanding 11% Senior Notes due 2005 (the "Senior Notes") and obtaining a new term loan and revolving credit facility by January 16, 2001. In connection with the tender offer for the Senior Notes, the Company anticipates that it will record an extraordinary charge of approximately $16 million, net of income tax benefits, upon completion of the tender offer. All such transactions are anticipated to close in the fourth quarter of 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS







The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut


         We have reviewed the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of September 30, 2000, the consolidated statements of earnings for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

         Based on our reviews, we are not aware of any material modifications that should be made to the financial statements at September 30, 2000, and for the three-month and nine-month periods ended September 30, 2000 for them to be in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP

New York, New York
October 25, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following table shows membership by product:

                                                             As of September 30,                   Increase (Decrease)
                                                             -------------------                   -------------------
       Membership:                                         2000               1999               Amount             %
                                                           ----               ----               ------           ------
        Freedom, Liberty and Other Plans                1,111,300          1,238,900           (127,600)          (10.3%)
        HMOs                                              222,300            238,400            (16,100)           (6.8%)
      --------------------------------------------------------------------------------------------------
                Total commercial membership             1,333,600          1,477,300           (143,700)           (9.7%)
        Medicare                                           90,300            101,100            (10,800)          (10.7%)
      --------------------------------------------------------------------------------------------------
                Total fully insured membership          1,423,900          1,578,400           (154,500)           (9.8%)
        Third-party administration                         62,000             50,700             11,300            22.3%
      --------------------------------------------------------------------------------------------------
                Total membership                        1,485,900          1,629,100           (143,200)           (8.8%)
========================================================================================================           =====


           The following table provides certain statement of operations data expressed as a percentage of total revenues for the three month and nine month periods ended September 30, 2000 and 1999:

                                                                         Three Months                     Nine Months
                                                                      Ended September 30,              Ended September 30,
                                                                 ---------------------------       ----------------------------
       Revenues:                                                    2000               1999              2000              1999
         Premiums earned                                            97.5%              97.4%             97.7%             97.5%
         Third-party administration, net                             0.4%               0.4%              0.4%              0.4%
         Investment and other income, net                            2.1%               2.2%              1.9%              2.1%
       --------------------------------------------------------------------------------------------------------------------------
                Total revenues                                     100.0%             100.0%            100.0%            100.0%
       --------------------------------------------------------------------------------------------------------------------------
       Expenses:
          Health care services                                      73.1%              76.9%             77.3%             81.2%
          Marketing, general and administrative                     11.5%              13.5%             11.8%             14.1%
          Interest and other financing charges                       0.7%               1.2%              0.9%              1.3%
          Restructuring charges                                        -                1.9%                -               0.6%
       --------------------------------------------------------------------------------------------------------------------------
                Total expenses                                      85.3%              93.5%             90.0%             97.2%
       --------------------------------------------------------------------------------------------------------------------------
       Earnings before income taxes and
         extraordinary item                                         14.7%               6.5%             10.0%              2.8%
       Income tax expense                                            6.2%               2.7%              4.2%              1.2%
       --------------------------------------------------------------------------------------------------------------------------
       Net earnings before extraordinary item                        8.5%               3.8%              5.8%              1.6%
       Extraordinary item - Loss on early retirement of
         debt, net of income tax benefits                              -                  -              (0.1%)               -
       --------------------------------------------------------------------------------------------------------------------------
       Net earnings                                                  8.5%               3.8%              5.7%              1.6%
       Less - preferred dividends and amortization                  (0.7%)             (1.1%)            (0.9%)            (1.1%)
       --------------------------------------------------------------------------------------------------------------------------
       Net earnings attributable to common shares                    7.8%               2.7%              4.8%              0.5%
       ==========================================================================================================================

       Selected Information:
         Medical loss ratio                                         74.9%              78.9%             79.1%             83.2%
         Administrative loss ratio                                  11.8%              13.8%             12.0%             14.4%
         PMPM premium revenue                                   $ 236.87           $ 214.70         $  229.95         $  210.44
         PMPM medical expense                                   $ 177.45           $ 169.41         $  181.96         $  175.13
         Fully insured member months (000's)                     4,274.8            4,776.6          13,063.8          14,663.1

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

       Since it began operations in 1986 and through 1997, the Company experienced substantial growth in membership and revenues. The membership and revenue growth has been accompanied by increases in the cost of providing health care in the Company's service areas. The Company experienced declines in membership and revenue beginning in 1998 and into the third quarter of 2000 and may experience additional declines in membership for the remainder of 2000, although to a much lesser extent. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

    Restructuring Charges

       During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first nine months of 2000 related to the restructuring charge reserves. As of September 30, 2000, the Turnaround Plan is proceeding in all material respects as expected and the activity during the first nine months of 2000 is consistent with the Company's estimates. The Company believes that the reserves as of September 30, 2000 are adequate and that no revisions of estimates are necessary at this time.

                                                        12/31/99                                       9/30/00
                                                      Restructuring       Cash         Noncash      Restructuring
(In thousands)                                          Reserves          Used         Activity       Reserves
-------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses                 $ 2,065       $  (218)        $(16)         $ 1,831
Severance and related costs                                 7,724        (2,054)           -            5,670
Costs of consolidating operations                           8,006        (3,729)           -            4,277
                                                     --------------------------------------------------------------
                                                          $17,795       $(6,001)        $(16)         $11,778
                                                     ==============================================================

       Cash expenses charged against the reserve for loss on noncore businesses amounted to $0.2 million during the first nine months of 2000 and were primarily related to premium deficiencies, professional fees and other incremental costs associated with exiting such businesses. As of September 30, 2000, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

       The reduction in the reserve for severance and related costs reflects contractual payments of approximately $2.1 million to former employees of the Company in accordance with their respective severance arrangements. The September 30, 2000 balance represents contracted amounts payable through the first half of 2001 and is related to individuals no longer employed by the Company.

       The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $3.7 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at September 30, 2000 is comprised of future minimum lease rentals and estimated lease termination fees and other costs, net of sublease income. The Company's related lease obligations for these properties extends to July 2005.

    Three months ended September 30, 2000 compared with three months ended September 30, 1999

       Total revenues for the quarter ended September 30, 2000 were $1.04 billion, down 1.4% from $1.05 billion during the same period in the prior year. Net earnings attributable to common shares for the third quarter of 2000 totaled $80.6 million, or $0.81 per diluted common share, compared with $28.3 million, or $0.34 per diluted common share, for the third quarter of 1999.

       Membership in the Company's fully insured health care programs as of September 30, 2000 decreased by approximately 155,000 members from the level of such membership as of September 30, 1999 and by approximately 120,000 members since year-end 1999. Such membership attrition is a result of the Company's continued efforts to rationalize its product lines, particularly certain small group product offerings, by not renewing groups or products where underwriting margins are unacceptable. Membership in Medicare programs decreased by approximately 11,000 members compared with September 30, 1999 and by approximately 7,000 members since year-end 1999. The overall decline in Medicare membership is primarily due to the Company's withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, including the withdrawal from the Medicare market in Suffolk County, New York during the first quarter of 2000. The Company has announced that it will withdraw from the Medicare market in 8 counties within New Jersey at the end of 2000, resulting in the loss of approximately 8,000 additional Medicare members. The Company believes that future Medicare premiums may be adversely affected by the implementation of risk adjustment mechanisms announced by the Health Care Financing Administration ("HCFA").

       Total commercial premiums earned for the three months ended September 30, 2000 increased 0.2% to $842.3 million compared with $840.6 million in the same period in the prior year. The increase in premiums earned is attributable to an 11.8% increase in average premium yield over the third quarter of 1999, partially offset by a 10.4% decrease in member months in the Company's commercial health care programs. Average premium rates for the full year 2000 are expected to be approximately 10% higher in the Company's core commercial business than in the full year 1999.

       Premiums earned from Medicare programs decreased 7.9% to $170.3 million in the third quarter of 2000 compared with $184.9 million in the third quarter of 1999. The revenue decline was caused by membership declines as member months of Medicare programs decreased 12% when compared with the prior year third quarter, partially offset by increases in average premium yields of Medicare programs of 4.6% over the level of the prior year third quarter. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. The Company withdrew from Medicaid programs in the first quarter of 1999.

       Investment and other income decreased 5.7% to $21.2 million for the three months ended September 30, 2000 compared with $22.5 million for the same period last year. Net investment income increased 26.8% to $19.4 million due to higher investment yields and higher average invested balances during the third quarter of 2000 compared with the third quarter of 1999. Other income decreased by $5.4 million to $1.8 million in the 2000 third quarter compared with 1999. Included in other income for the three months ended September 30, 1999 is a gain on the sale of Direct Script of approximately $7 million.

       Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 74.9% for the third quarter of 2000 compared with 78.9% for the third quarter of 1999. The improvement in the third quarter of 2000 over the third quarter of 1999 reflects a 10.3% increase in average overall premium yield offset in part by a 4.7% increase in per member per month medical costs, net of favorable prior period development of medical cost estimates. Included in medical costs for the three months ended September 30, 2000 are favorable developments of prior year estimates of medical costs of approximately $30.7 million. Health care services expense in the third quarter of 1999 was favorably impacted by net changes in prior period estimates of medical costs aggregating approximately $19.6 million. Excluding the favorable development of prior year estimates of medical costs in the third quarter of 2000, the medical loss ratio would have been 77.9%. The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of September 30, 2000. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile provider claims. Additions to reserves could also result as a consequence of regulatory examinations. Such additions would be included in the results of operations for the period in which the adjustments are made.

       Marketing, general and administrative expenses totaled $119.9 million in the third quarter of 2000 compared with $142.6 million in the third quarter of 1999. The decrease when compared with the third quarter of 1999 is primarily attributable to a $11.7 million decrease in payroll and benefits due to reduced staffing and $4.5 million in lower depreciation expense. Administrative expenses as a percent of operating revenue were 11.8% during the third quarter of 2000 compared with 13.8% during the third quarter of 1999 and 14.6% for the full year 1999. Included in marketing, general and administrative expense for the three months ended September 30, 2000 are severance costs of approximately $2.5 million related to changes in operating management structure and reporting responsibilities.

       Interest expense decreased 37.9% or $4.5 million to $7.5 million in the third quarter of 2000 compared with $12 million in the third quarter of 1999. The Company incurred interest and other financing charges of $6 million in the third quarter of 2000 related to its outstanding debt and capital lease obligations, compared with $10 million in the comparable 1999 period. Interest expense on delayed claims declined in the third quarter of 2000 compared with the third quarter of 1999. Interest expense on debt and capital lease obligations decreased due to the repayment of the term loan during the second quarter of 2000. The decrease in interest expense on delayed claims is a result of more timely claim payments and lower levels of older claims outstanding. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims, although to a lesser extent than in prior years, as well as interest expense on its outstanding senior notes or new bank financings (see Liquidity and Capital Resources) as well as capital lease obligations.

       The Company recorded income tax expense of $63.9 million for the third quarter of 2000 compared with $28.8 million for the third quarter of 1999, reflecting an effective tax rate of 42% for 2000. The Company's periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods, the progress to date in its Turnaround Plan and projections of future results of operations, including the estimated impact of the Turnaround Plan. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At September 30, 2000, the Company had deferred tax assets of approximately $195.7 million (net of valuation allowances of approximately $42.5 million). The valuation allowance relates primarily to capital loss carryforwards and state net operating loss carryforwards. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $466 million.

       Net earnings attributable to common shares for the three months ended September 30, 2000 and 1999 were reduced by preferred dividends and amortization of approximately $7.6 million and $11.5 million, respectively.

    Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

       Total revenues for the nine months ended September 30, 2000 were $3.07 billion, down 2.9% from $3.16 billion during the same period in the prior year. Net earnings before extraordinary item attributable to common stock for the first nine months of 2000 totaled $150 million, or $1.66 per diluted common share, compared with $18.2 million, or $0.22 per diluted common share, for the first nine months of 1999.

       Total commercial premiums earned for the nine months ended September 30, 2000 decreased 0.6% to $2.5 billion compared with $2.51 billion in the same period in the prior year. The year to year decrease in premiums earned is attributable to a 10.7% increase in average premium yield compared with the first nine months of 1999 offset by a 10.3% decrease in member months in the Company's commercial health care programs. Average premium rates for the full year 2000 are expected to be approximately 10% higher in the Company's core commercial business than in the full year 1999.

       Premiums earned from Medicare programs decreased 9.7% to $506.4 million in the first nine months of 2000 from $560.6 million in the first nine months of 1999. The revenue decline was caused by membership declines as member months of Medicare programs decreased 14.3% when compared with the prior year period, partially offset by increases in average premium yields of Medicare programs of 5.5% over the level of the prior year period. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties. The Company withdrew from Medicaid programs in the first quarter of 1999. Premiums earned from Medicaid programs were $11.9 million in the first nine months of 1999.

       Investment and other income decreased 12.8% to $57.2 million for the first nine months of 2000 compared with $65.6 million in the comparable 1999 period. Net investment income for the nine months ended September 30, 2000 increased 26.5% to $56.3 million from $44.5 million for the same period last year. The improvement is primarily due to a $4.5 million decrease in capital losses realized in the first nine months of 2000 compared with the prior year period and an increase in average investment yields during the first nine months of 2000 compared with the comparable 1999 period. Included in other income for the nine months ended September 30, 1999 is a $13.5 million gain from the sale of the Company's New York Medicaid business and $7 million related to the sale of Direct Script for the nine months ended September 30, 1999.

       Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 79.1% for the first nine months of 2000 compared with 83.2% for the first nine months of 1999. The improvement in the first nine months of 2000 over the first nine months of 1999 reflects an 9.3% increase in average overall premium yield offset in part by a 3.9% increase in per member per month medical costs, net of favorable prior period development of medical cost estimates, when compared to the prior year period. Included in medical costs for the nine months ended September 30, 2000 are favorable developments of prior period medical costs of approximately $54.1 million. Excluding the favorable development of prior year estimates of medical costs in the first nine months of 2000, the medical loss ratio would have been 80.9%. Medical costs were adversely affected during the first nine months of 1999 by a provision for loss on claims advances totaling $13.8 million and $8 million for additional reserves related to the unwinding of a Medicare risk transfer agreement in New Jersey. See "Liquidity and Capital Resources." The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of September 30, 2000. There can be no assurance, however, that additional reserve additions will not be necessary as the Company continues to review and reconcile provider claims. Additions to reserves could also result as a consequence of regulatory examinations. Such additions would be included in the results of operations for the period in which the adjustments are made.

       Marketing, general and administrative expenses totaled $361.7 million in the first nine months of 2000 compared with $447.5 million in the first nine months of 1999. The decrease when compared to the prior year period is primarily attributable to a $37.1 million decrease in payroll, benefits and occupancy costs due to reduced staffing, an $11.2 million decrease in consulting fees and temporary help, an $8.4 million decrease in marketing and related expenses and $13.3 million in lower depreciation expense. These expenses as a percent of operating revenue were 12% during the first nine months of 2000 compared with 14.4% during the first nine months of 1999. Included in marketing, general and administrative expense for the first nine months of 2000 are severance costs of approximately $7.5 million related to changes in operating management structure and reporting responsibilities.

       Interest expense decreased $10.7 million to $27.5 million in the first nine months of 2000 compared with $38.2 million in the comparable prior year period. The Company incurred interest and other financing charges of $24.5 million in the first nine months of 2000 related to its outstanding debt and capital lease obligations, compared with $30.2 million in the first nine months of 1999. Interest expense on delayed claims totaled $3.1 million in the first nine months of 2000 compared with $8 million in the first nine months of 1999. Interest expense on debt and capital lease obligations decreased due to the repayment of the $150 million term loan during the second quarter of 2000. The decrease in interest expense on delayed claims is a result of more timely claim payments and lower levels of older claims outstanding. Interest payments have been made in accordance with the Company's interest payment policy and applicable law. The Company's future results will continue to reflect interest payments by the Company on delayed claims, although to a lesser extent than in prior years, as well as interest expense on its outstanding senior notes or new bank financings (see Liquidity and Capital Resources) together with capital lease obligations.

       The Company recorded income tax expense of $128.9 million for the first nine months of 2000 reflecting an effective tax rate of 42% for 2000, compared with $37.8 million for the 1999 period.

       Net earnings before extraordinary item attributable to common shares for the nine months ended September 30, 2000 and 1999 were reduced by preferred dividends and amortization of approximately $28 million and $34 million, respectively. Preferred dividends and amortization for the nine months ended September 30, 2000 include a charge of approximately $2.6 million of issue costs relating to the Company's repurchase of approximately $130 million of preferred stock in February 2000. During the second quarter of 2000, the Company prepaid its outstanding term loan and incurred an extraordinary charge of $3.6 million or $0.04 per diluted common share, net of $2.6 million of income tax benefits. The extraordinary charge represents the payment of a redemption premium and the write off of deferred finance costs, net of related tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

       Cash provided by operations during the first nine months of 2000 approximated $233.5 million, compared with cash used of $64.3 million for the first nine months of 1999. The $297.8 million improvement in cash flow was the result of increased net earnings and improved working capital management, particularly in the area of medical costs and other payables. In addition, cash flow for the first nine months of 1999 was negatively affected by the runoff of claims reserves relating to discontinued or restructured businesses of approximately $98 million and reductions of claim inventories.

       The Company's capital expenditures for the first nine months of 2000 totaled $9.8 million compared with $7.4 million for the first nine months of 1999. Amounts were principally for certain leasehold improvements, computer equipment and software. Net investment proceeds were $34.5 million in 2000 compared with $109 million in 1999. The Company was able to use cash generated by operations and stock option proceeds to fund current year financing activities thereby necessitating less drawdowns on investments. Also included in 1999 cash flow is $12.4 million attributable to the sale of Direct Script.

       Cash used by financing activities totaled $254.8 million during the first nine months of 2000 compared with $3.5 million in the first nine months of 1999. During the first nine months of 2000, the Company repurchased shares of its Series D and Series E Preferred Stock for an aggregate amount of approximately $130 million and repurchased the remaining outstanding obligation of its $150 million term loan under the Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"). In connection with the repayment of the Term Loan, the Company paid a redemption premium of approximately $3.4 million. Such amount is included as an extraordinary charge, net of income tax benefits for the nine month period ended September 30, 2000. In addition, during the third quarter of 2000, the Company repurchased $1.3 million of its Senior Notes. Costs associated with this redemption, including redemption premiums, were not material and are included in interest and other financing charges for the three months ended September 30, 2000. The Company paid the May 13, 2000 dividend on the Series D Cumulative Preferred Stock (the "Series D Preferred Stock"), valued at approximately $12.5 million, in shares of Series D Preferred Stock and paid the May 13, 2000 dividend on the Series E Cumulative Preferred Stock (the "Series E Preferred Stock," the Series D Preferred Stock and Series E Preferred Stock together being the "Preferred Stock") of approximately $3.8 million in cash. All dividends on both the Series D Preferred Stock and Series E Preferred Stock after May 13, 2000 are payable in cash on a quarterly basis. Accordingly, on June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock of approximately $1.6 million and $0.5 million, respectively. On September 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock of approximately $3.2 million and $0.9 million, respectively.

       As of September 30, 2000, cash and investments aggregating $57.6 million have been segregated in the accompanying consolidated balance sheet as restricted investments to comply with federal and state regulatory requirements. During the first quarter of 2000, the regulatory restrictions on approximately $0.8 million of collateral (cash and cash equivalents) for advances made by Oxford Health Plans (NJ), Inc., the Company's New Jersey HMO subsidiary ("Oxford NJ"), were removed. The restriction on the remaining $4.4 million (cash and cash equivalents) was removed during the third quarter of 2000. With respect to the Company's New York subsidiaries, the minimum amount of surplus required is based on a formula established by the New York State Insurance Department ("NYSID"), which required approximately $140 million at September 30, 2000. During 2000, the Company received regulatory approvals from NYSID to pay dividends in excess of required surplus from Oxford Health Plans (NY), Inc., the Company's New York HMO subsidiary ("Oxford NY"), to the parent company. Such dividends received were approximately $120 million and $204.2 million for the three month and nine month periods ended September 30, 2000, respectively. A dividend of approximately $6 million was received in May 2000 by the parent company from its Connecticut health plan. In addition, on April 26, 2000, Oxford NY repaid a surplus note plus accrued interest to the parent company of approximately $44 million. The Company intends to continue to seek the maximum permitted dividends in excess of required surplus from its subsidiaries. However, there can be no assurances as to the amount of or the ability of the subsidiaries to pay any such future dividends.

       In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Connecticut Department of Insurance has promulgated regulations based on the NAIC model which are applicable to its 1999 annual financial statements. Neither New York nor New Jersey has enacted similar legislation; however, risk- based capital legislation has been introduced in New York. In addition, the New Jersey Department of Banking and Insurance published solvency regulations in June 1999 that resulted in an additional $1.5 million solvency deposit by Oxford NJ. The Company believes that the current capitalization of its subsidiaries is sufficient to meet all proposed requirements.

       The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state based on market share and to be collected over a three-year period. Although the Company does not anticipate that this assessment will have a material impact on its operations, the assessment may necessitate a capital contribution to Oxford NJ in an amount up to approximately

$6 million. The Company's estimate of this assessment is included in medical costs payable at September 30, 2000.

       The Company's medical costs payable were $614.8 million as of September 30, 2000 (including $522.8 million for IBNR) compared with $656.1 million as of December 31, 1999 (including $570.7 million for IBNR). Medical payable days were 75 at September 30, 2000 compared with 76 days at December 31, 1999. The decrease reflects an increase in payments of prior period claims, a change in mix of outstanding claims, favorable development of prior period estimates of medical costs and the timing of certain pharmacy payments. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership.

       Outstanding provider advances, which have been fully reserved for, aggregated approximately $25.8 million at September 30, 2000. The Company continues its efforts to recover outstanding advance payments, either through repayment by the provider or application against future claims.

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

       In an effort to control increasing medical costs in its Medicare programs, the Company has an agreement with North Shore-Long Island Jewish Health Systems ("North Shore") pursuant to which it has transferred to North Shore a substantial portion of the medical cost risk associated with its current 22,000 Medicare members in certain New York counties. The Company and North Shore have made progress in resolving certain operational difficulties under the agreements; nonetheless the Company bears the risk of nonperformance or default by North Shore, and the failure of the North Shore arrangement could have a material adverse effect on the Company's results of operations.

       During the first nine months of 2000, Oxford NY made cash contributions to the capital of its indemnity insurance subsidiary of approximately $41.5 million. In addition, the Company made cash contributions to its New Jersey HMO subsidiary of approximately $6 million during the first nine months of 2000. During the first nine months of 1999, the Company made cash contributions to the capital of two of its HMO subsidiaries totaling approximately $4.5 million. The capital contributions were made to ensure that the subsidiaries had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the nonadmissibility of certain assets. The Company does not expect that any additional capital contributions to the subsidiaries will be required during the remainder of 2000.

       As of September 30, 2000, the Company had outstanding 247,318.20 shares of Series D Preferred Stock and 26,283.27 shares of Series E Preferred Stock.

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

       As required by the certificates of designations governing the Preferred Stock, the Company made the following dividend payments on each series of Preferred Stock for the nine months ended September 30, 2000. On May 13, 2000, the Company (a) issued a dividend in the amount of $53.20 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 2000 and (b) paid a cash dividend in the amount of $145.89 per share of Series E Preferred Stock to the holders of record as of April 28, 2000. The total amount of the May 13, 2000 cash dividend paid was approximately $3.8 million. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $6.70 and $18.28 per share, respectively, to the holders of record as of June 16, 2000. The total amount of the June 30, 2000 cash dividend paid was approximately $2.1 million. On September 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amount of $12.82 and $35.00 per share, respectively, to the holders of record as of September 15, 2000. The total amount of the September 30, 2000 cash dividend paid was approximately $4.1 million.

       In October 2000, the Company redeemed approximately $5.2 million principal amount of Senior Notes at a cost, before income tax benefits, of approximately $5.8 million, including redemption premium and the write-off of deferred finance costs.


       Proposed Capital and Financing Arrangements

       On October 25, 2000, the Company announced that it had entered into an exchange and repurchase agreement (the "Agreement") with the holders of its redeemable Preferred Stock and warrants (the "Investors") whereby (a) the Company will repurchase approximately $78.6 million face value of outstanding Preferred Stock and warrants for 11.5 million shares at a total cost of approximately $220 million, and (b) the Investors will exchange their remaining approximately $195 million face value of outstanding Preferred Stock and their remaining warrants for approximately 11 million shares of common stock. The transaction includes an agreement to terminate the investment agreement dated as of February 23, 1998 between the Company and Investors, as amended.

       In connection with the Agreement, the Company will write off approximately $38 million of unamortized discount and issuance expenses related to the Preferred Stock upon the closing of the transaction. Among other things, the Agreement is contingent upon the Company completing a successful tender offer for its outstanding 11% Senior Notes due 2005 (the "Senior Notes") and obtaining a new term loan and revolving credit facility by January 16, 2001. In connection with the tender offer for the Senior Notes, the Company anticipates that it will record an extraordinary charge of approximately

$16 million, net of income tax benefits, upon completion of the tender offer. All such transactions are anticipated to close in the fourth quarter of 2000.

MARKET RISK DISCLOSURES

       The Company's consolidated balance sheet as of September 30, 2000 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, 2.25 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment in equity securities as of September 30, 2000 was not significant.

       In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company's investment portfolio by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of September 30, 2000 by approximately $19.3 million and $38 million, respectively (compared with $19.3 million and $38 million as of September 30, 1999, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of September 30, 2000 by approximately $19.8 million and $39.5 million, respectively (compared with $19.7 million and $39.2 million as of September 30, 1999, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements contained in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company's regulated subsidiaries, future ability to pay dividends, future ability to retire, repurchase or exchange debt and equity, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth or reduction in membership and membership composition, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems, proposed efforts to control health care and administrative costs, future impact of risk-sharing and cost-containment agreements with health care providers, future enrollment levels, future government regulation and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

       In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, effective July 1999, New York State implemented a requirement that managed care members have a right to an external independent appeal of certain final adverse determinations, including those involving experimental treatments and clinical trials. In addition, in 1999 and 2000 Connecticut and New Jersey enacted legislation concerning prompt payment of claims, mental health parity and other mandated benefits and practices. State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company. In addition, Congress is considering significant changes to Medicare, including a pharmacy benefit requirement and payment relief to Medicare plans, as well as proposals relating to health care reform, including a comprehensive package of regulations on managed care called the "Patient Bill of Rights" legislation. Separate and distinct versions of the Patient Bill of Rights have passed both the House of Representatives and the Senate and are awaiting further action.

       Premiums for Oxford's Medicare programs are determined through formulas established by HCFA for Oxford's Medicare contracts. Federal law provides for annual adjustments in Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford's Medicare members in such region, could adversely affect Oxford's results of operations. Any Medicare risk agreements entered into by Oxford could pose operational challenges for the Company and could be adversely affected by regulatory actions or by the failure of the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have an adverse effect on the Company's Medicare membership or its relationship with its providers. Oxford's Medicare programs are subject to certain additional risks compared to commercial programs, such as higher comparative medical costs, higher levels of utilization and higher marketing and advertising costs.

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

       Health care provider network

       The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such disruptions could have a material adverse effect on the Company's ability to market its products and service its membership. Cost-containment arrangements entered into by Oxford could be adversely affected by regulatory actions or by the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company's service areas could enhance the providers' bargaining power with respect to higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

       Pending litigation and other proceedings against Oxford

       The Company is a defendant in a number of purported securities class action lawsuits and shareholder derivative lawsuits that were filed after a substantial decline in the price of the Company's common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. The Company has recently been sued (i) in a Connecticut class action grounded in ERISA claims and (ii) by the Connecticut Attorney General's office on similar claims. For a discussion of these proceedings, as well as other lawsuits pending against the Company, see "Legal Proceedings" herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarterly period ended June 30, 2000. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company's results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

       Negative HMO publicity and potential for additional litigation

       The managed care industry, in general, has received significant negative publicity. This publicity has led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members commenced against certain large, national health plans, and recently against the Company, has resulted in negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. See "Legal Proceedings". These factors may adversely affect the Company's ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company's results of operations.

       Concentration of business

       The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state commercial premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's Medicare revenue represented approximately 17% of premiums earned during the first nine months of 2000 and 18% of its premiums earned during the year 1999.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Disclosures."

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       As a result of the October 27, 1997 decline in the price per share of the Company's common stock, the Company is the subject of numerous legal proceedings and investigations, including:

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

       - an investigation by the New York State Attorney General "in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities"; and

       - an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company's October 27, 1997 press release announcing a loss in the third quarter of 1997.

       The Company is also the subject of an arbitration proceeding initiated by the New York County Medical Society and joined by other medical associations seeking, among other things, injunctive relief from the Company's practices regarding the payment of claims submitted by physicians.

       The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 1999 and its quarterly report on Form 10-Q for the quarterly period ended
June 20, 2000. Other than as described below, there have been no material developments in the legal proceedings involving the Company in the third quarter of 2000.

       On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, inter alia, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices.

       On September 7, 2000, a group of plaintiffs' law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although the outcome of these actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       See information contained in notes 3, 7 and 8 of "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 5.  OTHER INFORMATION

         Future Earnings Release and Conference Call Schedule

         The Company intends to post, on the Investor Relations page of its web site (www.oxfordhealth.com), the dates of its public release of quarterly earnings and the time of the related calls with analysts. The public is permitted to listen to the conference calls and should use the telephone number and instructions as shown on the Company's web site.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         Exhibit No.       Description of Document
         3(a)              Second Amended and Restated Certificate of Incorporation, as
                           amended, of the Registrant

         3(b)              Amended and Restated By-laws of the Registrant

         4(a)              Certificate of Designations of Series D Cumulative Preferred
                           Stock

         4(b)              Certificate of Designations of Series E Cumulative Preferred
                           Stock

         10                Exchange and Repurchase Agreement, dated as of October 25,
                           2000, by and among TPG Partners II, L.P., TPG Investors II,
                           L.P., TPG Parallel II, L.P., Chase Equity Associates, L.P.,
                           Oxford Acquisition Corp., the DLJ Entities listed therein and the Registrant

         15                Letter of Ernst & Young LLP re Unaudited Consolidated Interim
                           Financial Statements

         (b)    Reports on Form 8-K

                     In a report on Form 8-K dated July 26, 2000 and filed on July 27, 2000, the Company reported, under Item 5. "Other Events", its second quarter 2000 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  OXFORD HEALTH PLANS, INC.
                                            -----------------------------------
                                                       (REGISTRANT)


      October 27, 2000                            /s/ MARC M. KOLE
----------------------------                -----------------------------------
           Date                                       MARC M. KOLE,
                                               VICE PRESIDENT OF FINANCE AND
                                                 CHIEF ACCOUNTING OFFICER

                            OXFORD HEALTH PLANS, INC.
                                INDEX TO EXHIBITS


         Exhibit
         Number            Description of Document
         ------            -----------------------
         3(a)              Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant*

         3(b)              Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

         4(a)              Certificate of Designations of Series D Cumulative Preferred Stock*

         4(b)              Certificate of Designations of Series E Cumulative Preferred Stock*

         10                Exchange and Repurchase Agreement, dated as of October 25, 2000, by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG Parallel II,
                           L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp., the DLJ
                           Entities listed therein and the Registrant*

         15                Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial
                           Statements*

*Filed herewith

                                                                      Exhibit 10


                        EXCHANGE AND REPURCHASE AGREEMENT

                  EXCHANGE AND REPURCHASE AGREEMENT, dated as of October 25, 2000 (the "Agreement"), by and among TPG Partners II, L.P., a Delaware limited partnership ("TPG Partners"), TPG Parallel II, L.P., a Delaware limited partnership ("TPG Parallel"), TPG Investors II, L.P., a Delaware limited partnership ("TPG Investors", and together with TPG Partners and TPG Parallel, "TPG"), Chase Equity Associates, L.P., a Delaware limited partnership ("Chase"), Oxford Acquisition Corp., a Delaware corporation ("Acquisition"), the entities listed as "DLJ Entities" on the signature pages hereto (each, a "DLJ Entity," and together with TPG, Chase and Acquisition, the "Investors") and Oxford Health Plans, Inc., a Delaware corporation (the "Company").

                  WHEREAS, the Investors are the holders of 247,318.200 shares of the Company's Series D Cumulative Preferred Stock, par value $0.01 per share ("Series D Shares"), 26,283.276 shares of the Company's Series E Cumulative Preferred Stock, par value $0.01 per share ("Series E Shares"), 15,800,000 Series A Warrants of the Company ("Series A Warrants") to purchase shares of the Company's Common Stock, par value $0.01 per share ("Common Stock"), and 6,730,000 Series B Warrants of the Company ("Series B Warrants") to purchase shares of Common Stock (the Series A Warrants and the Series B Warrants being hereinafter collectively referred to as the "Warrants"); and

                  WHEREAS, the Company desires to purchase from the Investors, and the Investors desire to sell to the Company, 78,591.70585 Series D Shares and 11,543,534.09972 Series A Warrants for an aggregate purchase price of $220,010,900.28, on the terms, and subject to the conditions, set forth below (the "Repurchase"); and

                  WHEREAS, the Investors desire to exchange with the Company all remaining Series D Shares and all Series E Shares for shares of Common Stock by the exercise of all remaining Warrants, on the terms, and subject to the conditions, set forth below (the "Exchange"); and

                  WHEREAS, the Company desires to terminate the Investment Agreement, dated as of February 23, 1998, between the Company and TPG Oxford LLC, as amended (the "Investment Agreement"), and the Investors are willing to terminate the Investment Agreement effective immediately upon consummation of the Exchange and Repurchase;

                  NOW, THEREFORE, in consideration of the premises and the mutual agreements set forth herein, the parties hereto agree as follows:

                  SECTION 1. THE EXCHANGE AND REPURCHASE. Upon the terms and subject to the conditions set forth in this Agreement:

(a) The Company shall declare and pay in cash on the Closing Date (as defined in Section 2) all accumulated and unpaid dividends on the Series D Shares and Series E Shares to the Closing Date. Each Investor shall, on the Closing Date, exchange the number of Series D Shares and Series E Shares set forth opposite such Investor's name on Schedule B hereto (such shares being hereinafter referred to as such Investor's "Exchange Preferred Shares") for that number of shares of Common Stock set forth opposite such Investor's name on Schedule B hereto ("Warrant Shares") by exercising the number of Series A Warrants and Series B Warrants set forth opposite such Investor's name on Schedule B hereto (such Warrants being hereinafter referred to as such Investor's "Exchange Warrants") and delivering to the Company, on the Closing Date, the Exchange Preferred Shares in payment of the exercise price of the Exchange Warrants. The Company and the Investors intend that the Exchange will be treated as a recapitalization within the meaning of Section 368(a)(1)(E) of the Internal Revenue Code of 1986, as amended, and agree not to take any position with any tax authority that is inconsistent with such treatment.

                  (b) On the Closing Date, the Company shall purchase from each Investor, and each Investor shall sell to the Company, the number of Series A Warrants and Series D Shares set forth opposite such Investor's name on Schedule C hereto, for the aggregate purchase price set forth opposite such Investor's name on Schedule C hereto.

                  SECTION 2. CLOSING. (a) The closing of the transactions contemplated in this Agreement shall occur as soon as practicable after the conditions set forth in Section 6 have been satisfied. The time at which the closing occurs is referred to as the "Closing Date".

                  (b) On the Closing Date, as a part of a simultaneous transaction, each Investor shall deliver to the Company all Warrants, Series D Shares and Series E Shares owned by such Investor, and the Company shall pay to each Investor, by wire transfer to an account designated by such Investor, in immediately available funds the amounts payable by the Company to such Investor pursuant to Section 1 and deliver to each Investor such Investor's Warrant Shares.

                  SECTION 3. COMPANY'S REPRESENTATIONS AND WARRANTIES. The Company represents and warrants to, and agrees with, each Investor as follows:

                  (a) The Company has all requisite corporate power and authority to execute, deliver and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement, and the consummation by the Company of the transactions contemplated hereby, have been duly authorized by all necessary corporate action on the part of the Company.

                  (b) This Agreement has been duly executed and delivered by the Company and constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general principles of equity.

                  (c) Except for regulatory approvals, registrations, declarations and filings that would not prevent or materially delay the consummation of the transactions contemplated hereby, or impair the Company's ability to consummate the transactions contemplated hereby, no regulatory approval from, or registration, declaration or filing with, any governmental entity is required to be made or obtained by the Company or any of its subsidiaries in connection with the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby.

                  (d) The execution and delivery of this Agreement does not, and the performance of the obligations set forth herein and the consummation of the transactions contemplated hereby will not (i) violate any provision of the Company's Second Amended and Restated Certificate of Incorporation, as amended (the "Certificate of Incorporation"), or the Bylaws of the Company or the comparable governing instruments of any of its subsidiaries; (ii) give rise to any rights of first refusal or other similar rights on behalf of any person under any applicable law or any provision of the Certificate of Incorporation or the Bylaws of the Company or any agreement or instrument applicable to the Company; (iii) conflict with, contravene or result in a breach or violation of any of the terms or provisions of, or constitute a default (with or without notice or the passage of time) under, or result in or give rise to a right of termination, cancellation, acceleration or modification of any right or obligation under, or give rise to a right to put or to compel a tender offer for outstanding securities of the Company or any of its subsidiaries under, or require any consent, waiver or approval under, any note, bond, debt instrument, indenture, mortgage, deed of trust, lease, loan agreement, joint venture agreement, regulatory approval, contract or any other agreement, instrument or obligation to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries or any property of the Company or any of its subsidiaries is bound; or (iv) violate any law applicable to the Company or any of its subsidiaries; other than, in the case of clauses (ii) through (iv) above, such exceptions as would not prevent or materially delay the consummation of the transactions contemplated hereby, or impair the Company's ability to consummate the transactions contemplated hereby on the Closing Date, and would not have, individually or in the aggregate, a material adverse effect on the financial condition, results of operations, business or regulatory condition of the Company and its subsidiaries taken as a whole.

                  SECTION 4. INVESTORS' REPRESENTATIONS AND WARRANTIES. Each Investor, severally and not jointly, represents and warrants to, and agrees with, the Company as follows:

                  (a) Such Investor has all requisite power and authority to execute, deliver and perform its obligations under this Agreement. The execution, delivery and performance of this Agreement, and the consummation by such Investor of the transactions contemplated hereby, have been duly authorized by all other necessary action on the part of such Investor.

                  (b) Such Investor owns the number of Series D Shares, Series E Shares, Series A Warrants and Series B Warrants set forth opposite such Investor's name on Schedule A hereto, free and clear of all liens, encumbrances, claims and security interests.

                  (c) This Agreement has been duly executed and delivered by such Investor, and this Agreement constitutes a legal, valid and binding obligation of such Investor, enforceable against such Investor in accordance with its terms, subject to applicable bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights and to general principles of equity.

                  (d) Except for regulatory approvals, registrations, declarations and filings that would not prevent or materially delay the consummation of the transactions contemplated hereby, or impair such Investor's ability to consummate the transactions contemplated hereby, no regulatory approval from, or registration, declaration or filing with, any governmental entity is required to be made or obtained by such Investor in connection with the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby.

                  (e) The execution and delivery of this Agreement does not, and the performance of the obligations set forth herein and the consummation of the transactions contemplated hereby will not, (i) violate any provision of the organizational documents of such Investor; (ii) conflict with, contravene or result in a breach or violation of any of the terms or provisions of, or constitute a default (with or without notice or the passage of time) under, or result in or give rise to a right of termination, cancellation, acceleration or modification of any right or obligation under, or require any consent, waiver or approval under, any note, bond, debt instrument, indenture, mortgage, deed of trust, lease, loan agreement, joint venture agreement, regulatory approval, contract or any other agreement, instrument or obligation to which such Investor is a party or by which such Investor or any of its property is bound; or (iii) violate any law applicable to the Investor; other than, in the case of clauses
(ii) and (iii) above, such exceptions as would not prevent or materially delay the consummation of the transactions contemplated hereby, or impair such Investor's ability to consummate the transactions contemplated hereby on the Closing Date.

                  (f) Such Investor acknowledges that neither the Company nor any of its advisers has made any representation or warranty, or provided any advice, to such Investor regarding any federal, state or local tax consequences to such Investor in connection with or arising from any of the transactions contemplated by this Agreement, and such Investor has consulted its own tax adviser regarding such matters.

                  (g) Such Investor acknowledges that the Warrant Shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and may be sold or disposed of only pursuant to an effective registration statement under the

Securities Act or pursuant to an exemption from the registration requirements of the Securities Act.

                  SECTION 5. RESTRICTION ON RESALE OF WARRANT SHARES. Each Investor agrees not to offer or sell any Warrant Shares (other than to the Company) prior to February 15, 2001; provided, however, that any Investor may at any time transfer any or all of its Warrant Shares to one or more of its Permitted Transferees, provided, that each such Permitted Transferee agrees to be bound by the transfer restrictions set forth in this Section. For purposes hereof, the term "Permitted Transferee" shall mean (i) any general or limited partner of any Investor (an "Investor Partner"), and any corporation, partnership or other entity that is an affiliate (as defined in Rule 144 under the Securities Act) of any Investor Partner or Investor (collectively, the "Investor Affiliate"), (ii) any managing director, general partner, director, limited partner or employee of an Investor Affiliate or the heirs, executors, administrators, testamentary trustees, legatees or beneficiaries of any of such persons referred to in this clause (collectively, the "Investor Associates"), and (iii) any trust, the beneficiaries of which, or any corporation, limited liability company or partnership, the stockholders, members or general or limited partners of which include only such Investor, Investor Affiliates, Investor Associates, their spouses or their lineal descendants.

                  SECTION 6. CLOSING CONDITIONS. The respective obligations of the Company and the Investors to consummate the transactions contemplated in this Agreement are subject to the satisfaction or waiver on or prior to the Closing Date of each of the conditions set forth below:

                  (a) Concurrently with or prior to the consummation of the transactions contemplated by this Agreement, the Company shall consummate its Offer to Purchase and Consent Solicitation (the "Offer") relating to the Company's 11% Senior Notes due 2005 (the "Notes"), and the Company and the trustee for the Notes shall have amended the indenture, dated May 13, 1998 (the "Note Indenture"), in a manner that will permit the transactions contemplated by this Agreement, and such amendment shall have become effective in accordance with its terms, as contemplated by the Offer to Purchase and Consent Solicitation Statement relating to the Offer.

                  (b) Each of the representations and warranties of the Company or the Investors, as the case may be, shall be true and correct as if made on the Closing Date.

                  (c) The Company shall have received bank financing in the amount of up to $400 million (but not less than $300 million) on terms reasonably acceptable to it.

                  SECTION 7. BEST EFFORTS. The Company agrees to use its best efforts to (i) obtain the requisite consents of holders of Notes to the amendment of the Note Indenture specified in Section 6(a), (ii) consummate the Offer (which Offer shall be reasonably designed to procure such amendment of the Note Indenture), and (iii) procure the bank financing as specified in Section 6(c).

                  SECTION 8. TERMINATION OF THE INVESTMENT AGREEMENT. Immediately upon consummation of the Exchange and Repurchase on the Closing Date, the Investment Agreement shall be terminated and shall become null and void and of no further force and effect, and each party to the Investment Agreement shall be fully and unconditionally discharged and released from any and all obligations, liabilities and claims based upon, or arising from or under, or relating to, the Investment Agreement; provided, however, that the indemnification provisions of clause (ii) of Section 11.05(a) (and, solely insofar as they relate to clause (ii) of Section 11.05(a), Sections 11.05(c),
11.06 (except that the address of the Company in paragraph (a) thereof shall be amended to read "Oxford Health Plans, Inc., 48 Monroe Turnpike, Trumbull, CT 06611, Attention: General Counsel"), 11.09 and 11.10(a)) of the Investment Agreement shall remain in full force and effect in respect of any litigation, claims, suits, proceedings, penalties, costs, liabilities, damages and expenses as a result of, relating to or arising out of acts, omissions or events that occur on or before the Closing Date. Notwithstanding such termination of the Investment Agreement, the Registration Rights Agreement, dated as of February 23, 1998, between the Company and TPG Oxford LLC, shall remain in full force and effect.

                  SECTION 9. CUSTODY AGREEMENT. Upon the request of the Company, not more than 14 days prior to the anticipated Closing Date, each Investor shall deposit the Series D Shares, Series E Shares and Warrants owned by such Investor with a custodian pursuant to a custody agreement in form and substance reasonably satisfactory to the parties hereto.

                  SECTION 10. TERMINATION. This Agreement may be terminated by notice in writing (i) at any time prior to the Closing Date by the Company or a majority in interest of the Investors if the Exchange and Repurchase shall not have been consummated by the close of business on January 16, 2001, or (ii) at any time after the close of business on November 10, 2000 and prior to the close of business on November 30, 2000, by a majority in interest of the Investors if the Company shall not have received by the close of business on November 10, 2000, a commitment letter on customary terms, subject to syndication, relating to the bank financing referred to in Section 6(c).

                  SECTION 11. ENTIRE AGREEMENT; AMENDMENT. This Agreement sets forth the entire agreement among the parties hereto with respect to the transactions contemplated by this Agreement and supersedes any other agreement or understanding (whether written or oral) with respect thereto. Any provision of this Agreement may be amended, modified or supplemented in whole or in part at any time by an agreement in writing among the parties hereto executed in the same manner as this Agreement; provided, however, that in the case of the Company, any such amendment, modification or supplement must be approved by a majority of the directors of the Company other than the Investor Nominees (as defined in the Investment Agreement) and any other directors who are employed by or serve as a director of any Investor or any affiliate of an Investor (other than the Company or any subsidiary of the Company).

                  SECTION 12. FURTHER ASSURANCES. Each Investor agrees that it will provide such further assurances, and execute and deliver such certificates or other documents, as the Company may reasonably request regarding such Investor's rights, title and interests in the Series D Shares, Series E Shares and Warrants to be exchanged, exercised or sold by such Investor pursuant to this Agreement or may otherwise reasonably request to the extent necessary or desirable in order to effect the transactions contemplated by this Agreement in accordance with its terms.

                  SECTION 13. EFFECTIVENESS; COUNTERPARTS. This Agreement shall become effective when executed by each of the parties hereto. This Agreement may be executed in any number of separate counterparts, each of which shall, collectively and separately, constitute one agreement.

                  SECTION 14. GOVERNING LAW. This Agreement shall be governed by, and construed and enforced in accordance with, the laws of the State of New York, without regard to the principles thereof regarding conflicts of law.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers or partners thereunto duly authorized, as of the date first above written.

                                OXFORD HEALTH PLANS, INC.


                                By: /s/ Norman C. Payson
                                    ------------------------------
                                Name: Norman C. Payson
                                Title: Chairman and Chief Executive Officer



                                TPG PARTNERS II, L.P.

                                By:      TPG GenPar II, L.P.
                                         General Partner

                                         By:      TPG Advisors II, Inc.
                                                  General Partner


                                By: /s/ Richard Ekleberry
                                    ------------------------------
                                Name: Richard Ekleberry
                                Title: Vice President



                                TPG PARALLEL II, L.P.

                                By:      TPG GenPar II, L.P.
                                         General Partner

                                         By:      TPG Advisors II, Inc.
                                                  General Partner


                                By: /s/ Richard Ekleberry
                                    ------------------------------
                                Name: Richard Ekleberry
                                Title: Vice President

                                TPG INVESTORS II, L.P.

                                By:      TPG GenPar II, L.P.
                                         General Partner

                                         By:      TPG Advisors II, Inc.
                                                  General Partner


                                By: /s/ Richard Ekleberry
                                    ------------------------------
                                Name: Richard Ekleberry
                                Title: Vice President



                                CHASE EQUITY ASSOCIATES, L.P.

                                         By:      Chase Capital Partners
                                                  General Partner


                                By:      /s/ Chris Behrans
                                    ------------------------------
                                Name: Chris Behrans
                                Title: General Partner



                                OXFORD ACQUISITION CORP.



                                By: /s/ John D. Howard
                                    ------------------------------
                                Name: John D. Howard
                                Title: Executive Vice President

                                DLJ ENTITIES:

                                DLJMB FUNDING II, INC.



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ MERCHANT BANKING PARTNERS II, L.P.

                                By:      DLJ Merchant Banking II, Inc.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ MERCHANT BANKING PARTNERS II-A, L.P.

                                By:      DLJ Merchant Banking II, Inc.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ OFFSHORE PARTNERS II, C.V.

                                By:      DLJ Merchant Banking II, Inc.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal

                                DLJ DIVERSIFIED PARTNERS, L.P.

                                By:      DLJ Diversified Partners, L.P.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ DIVERSIFIED PARTNERS-A, L.P.

                                By:      DLJ Diversified Partners, L.P.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ MILLENNIUM PARTNERS, L.P.

                                By:      DLJ Merchant Banking II, Inc.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ MILLENNIUM PARTNERS-A, L.P.

                                By:      DLJ Merchant Banking II, Inc.
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal

                                UK INVESTMENT PLAN 1997 PARTNERS

                                By: UK Investment Plan 1997 Partners, Inc. Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ EAB PARTNERS, L.P.

                                By: DLJ LBO Plans Management Corporation General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ FIRST ESC L.P.

                                By: DLJ LBO Plans Management Corporation General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal

                                DLJ ESC II L.P.


                                By:      DLJ LBO Plans Management
                                         Corporation Manager



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                DLJ CAPITAL CORPORATION



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                THE SPROUT CEO FUND, L.P.

                                By:      DLJ Capital Corporation
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                SPROUT GROWTH II, L.P.

                                By:      DLJ Capital Corporation
                                         General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal

                                SPROUT CAPITAL VIII, L.P.

                                By:      DLJ Capital Corporation
                                         Managing General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal



                                SPROUT VENTURE CAPITAL, L.P.

                                By:      DLJ Capital Corporation
                                         General Partner



                                         /s/ Ivy B. Dodes
                                         -------------------------
                                         Name: Ivy B. Dodes
                                         Title: Principal

                                   SCHEDULE A


                                                         Series A         Series B             Series D                Series E
Name of Investor                                         Warrants         Warrants              Shares                  Shares
TPG Partners II, L.P.                                   10,779,898       4,591,691         168,738.2821995         17,932.34330113
TPG Parallel II, L.P.                                      735,648         313,349          11,515.1353916          1,223.74936667
TPG Investors II, L.P.                                   1,124,455         478,961          17,601.1416706          1,870.52819843
Chase Equity Associates, L.P.                              677,142         288,428          10,599.3513528          1,126.42611783
Oxford Acquisition Corp.                                   225,714          96,142           3,533.1172021            375.47537261
DLJMB Funding II, Inc.                                     201,951          86,022           3,161.6351669            335.92533977
DLJ Merchant Banking Partners II, L.P.                   1,137,465         484,503          17,804.8914885          1,892.14555286
DLJ Merchant Banking Partners II-A, L.P.                    45,299          19,295             708.6423868             75.34536456
DLJ Offshore Partners II, C.V.                              55,935          23,825             875.2035655             93.11788539
DLJ Diversified Partners, L.P.                              66,501          28,326           1,040.7552457            110.64011620
DLJ Diversified Partners-A, L.P.                            24,696          10,519             386.6240066             41.05194836
DLJ Millenium Partners L.P.                                 18,392           7,834             287.6966966             30.53862741
DLJ Millenium Partners-A, L.P.                               3,587           1,528              56.5298915              6.00757441
DLJ EAB Partners, L.P.                                       5,107           2,175              79.7475879              8.51073771
UK Investment Plan 1997 Partners                            30,095          12,819             471.4188438             50.06335379
DLJ First ESC L.P.                                           2,189             932              34.3216836              3.75478879
DLJ ESC II L.P.                                            214,497          91,365            3,357.470790               356.70160
DLJ ESC II L.P.                                             32,696          13,927              511.797270                54.56910
DLJ Capital Corporation                                      5,998           2,555              93.8800707             10.01265322
The Sprout CEO Fund, L.P.                                    4,579           1,950              71.6718629              7.75986761
Sprout Growth II, L.P.                                     276,790         117,899           4,332.6111640            460.58310036
Sprout Capital VIII, L.P.                                  123,885          52,769           1,939.1765176            205.76049718
Sprout Venture Capital, L.P.                                 7,481           3,186             117.0975237             12.26552650

Total                                                   15,800,000       6,730,000             247,318.200              26.283.276

                                   SCHEDULE B

                                                   Series A      Series B        Series D         Series E           Warrant
Name of Investor                                   Warrants      Warrants         Shares           Shares            Shares
                                                   --------      --------         ------           ------            ------

TPG Partners II, L.P.                             2,904,067     4,591,691     115,117.36201     17,932.34330        7,495,758
TPG Parallel II, L.P.                               198,181       313,349       7,855.90556      1,223.74937          511,530
TPG Investors II, L.P.                              302,924       478,961      12,007.92714      1,870.52820          781,885
Chase Equity Associates, L.P.                       182,419       288,428       7,231.13541      1,126.42612          470,847
Oxford Acquisition Corp.                             60,806        96,142       2,410.37853        375.47537          156,948
DLJ Merchant Banking Partners II, L.P.              306,429       484,503      12,146.93022      1,892.14555          790,932
DLJ Merchant Banking Partners II-A, L.P.             12,203        19,295         483.45308         75.34536           31,498
DLJ Offshore Partners II, C.V.                       15,068        23,825         597.08517         93.11789           38,893
DLJ Diversified Partners, L.P.                       17,915        28,326         710.02855        110.64012           46,241
DLJ Diversified Partners-A, L.P.                      6,653        10,519         263.76431         41.05195           17,172
DLJMB Funding II, Inc.                               54,404        86,022       2,156.94444        335.92534          140,426
DLJ Millenium Partners, L.P.                          4,954         7,834         196.27369         30.53863           12,788
DLJ Millenium Partners-A, L.P.                          966         1,528          38.56607          6.00757            2,494
DLJ EAB Partners, L.P.                                1,375         2,175          54.40575          8.51074            3,550
UK Investment Plan 1997 Partners                      8,107        12,819         321.61341         50.06335           20,926
DLJ ESC II L.P.                                      57,784        91,365       2,290.54827        356.70160          149,149
DLJ ESC II L.P.                                       8,808        13,927         349.16055         54.56910           22,735
DLJ First ESC L.P.                                      589           932          23.41509          3.75479            1,521
DLJ Capital Corporation                               1,615         2,555          64.04727         10.01265            4,170
Sprout Growth II, L.P.                               74,566       117,899       2,955.81276        460.58310          192,465
The Sprout CEO Fund, L.P.                             1,233         1,950          48.89629          7.75987            3,183
Sprout Capital VIII, L.P.                            33,374        52,769       1,322.95341        205.76050           86,143
Sprout Venture Capital, L.P.                          2,015         3,186          79.88678         12.26553            5,201

Total                                             4,256,455     6,730,000     168,726.49373     26,283.27600       10,986,455

                                   SCHEDULE C

                                                                                                                  Aggregate
                                                             Series A                  Series D                   purchase
Name of Investor                                             Warrants                   Shares                      price
                                                             --------                   ------                      -----

TPG Partners II, L.P.                                    7,875,830.38952             53,620.92018              150,100,454.36
TPG Parallel II, L.P.                                      537,466.94768              3,659.22983               10,243,252.26
TPG Investors II, L.P.                                     821,530.67317              5,593.21454               15,657,292.11
Chase Equity Associates, L.P.                              494,722.26376              3,368.21595                9,429,299.92
Oxford Acquisition Corp.                                   164,907.42125              1,122.73868                3,143,433.33
DLJ Merchant Banking Partners II, L.P.                     831,035.82372              5,657.96127               15,838,326.39
DLJ Merchant Banking Partners II-A, L.P.                    33,095.60451                225.18931                  631,005.96
DLJ Offshore Partners II, C.V.                              40,866.30252                278.11840                  779,428.08
DLJ Diversified Partners, L.P.                              48,585.85830                330.72669                  926,045.16
DLJ Diversified Partners-A, L.P.                            18,042.98216                122.85970                  343,904.07
DLJMB Funding II, Inc.                                     147,546.09209              1,004.69072                2,813,038.27
DLJ Millenium Partners, L.P.                                13,437.25817                 91.42301                  256,771.25
DLJ Millenium Partners-A, L.P.                               2,620.67448                 17.96382                   50,392.60
DLJ EAB Partners, L.P.                                       3,731.19169                 25.34185                   71,857.26
UK Investment Plan 1997 Partners                            21,987.51005                149.80544                  419,642.39
DLJ ESC II L.P.                                            156,712.24264              1,066.92252                2,987,404.85
DLJ ESC II L.P.                                             23,887.80955                162.63672                  455,452.83
DLJ First ESC L.P.                                           1,599.29090                 10.90660                   31,207.01
DLJ Capital Corporation                                      4,382.15934                 29.83280                   84,354.92
Sprout Growth II, L.P.                                     202,223.72174              1,376.79840                3,854,317.26
The Sprout CEO Fund, L.P.                                    3,345.43308                 22.77557                   64,324.05
Sprout Capital VIII, L.P.                                   90,510.80519                616.22311                1,725,175.29
Sprout Venture Capital, L.P.                                 5,465.64422                 37.21074                  104,520.67

Total                                                   11,543,534.09972             78,591.70585              220,010,900.28