Form 10-Q/A
period 2000-09-30
OXFORD HEALTH PLANS INC
filed 2000-11-15
CIK 865084

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


Commission File Number: 0-19442


                            OXFORD HEALTH PLANS, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         06-1118515
-------------------------------------------------------------------------------
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                          Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut                       06611
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (203) 459-6000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                                                OXFORD HEALTH PLANS, INC.
                                          ------------------------------------
                                                      (Registrant)



       November 13, 2000                          /s/ MARC M. KOLE
----------------------------------               ----------------------
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