Form 10-K
period 2000-12-31
OXFORD HEALTH PLANS INC
filed 2001-02-20
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission File Number:                           0-19442

                           OXFORD HEALTH PLANS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                              06-1118515
      State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

 48 Monroe Turnpike, Trumbull, Connecticut                 06611
 (Address of principal executive offices)                (Zip Code)

                                (203) 459 - 6000
              (Registrant's telephone number, including area code)

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

                             Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 12, 2001, there were 98,321,875 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was approximately $3,424,819,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III)

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Oxford Health Plans, Inc. ("Oxford" or the "Company"), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company currently providing health benefit plans primarily in New York, New Jersey and Connecticut. The Company's product line includes its point-of-service ("POS") plans, the Freedom Plan and the Liberty Plan, health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs"), Medicare+Choice ("Medicare") plans and third-party administration of employer-funded benefit plans ("self-funded health plans"). The Company's principal executive offices are located at 48 Monroe Turnpike, Trumbull, Connecticut 06611, and its telephone number is (203) 459-6000. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

    The Company currently offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ") and Oxford Health Plans (CT), Inc. ("Oxford CT") and through Oxford Health Insurance, Inc. ("OHI"), the Company's health insurance subsidiary. OHI currently does business under accident and health insurance licenses granted by the Departments of Insurance of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania.

    The Company is not dependent on any single employer or group of employers, as the largest employer group contributed approximately 1% of total premiums earned during 2000 and the ten largest employer groups contributed approximately 5% of total premiums earned during 2000. The Company's Medicare revenue under its contracts with the federal Health Care Financing Administration ("HCFA") represented approximately 17% of its premium revenue earned during 2000.

CAPITAL RESTRUCTURING

     In order to fund operating losses incurred in 1997 and 1998 and make necessary capital contributions to its HMO and insurance subsidiaries, in May 1998, the Company raised a total of $700 million in capital (the "Financing") through the following arrangements: (i) the Company sold $350 million of preferred stock (originally issued as Series A and Series B and later exchanged for Series D Cumulative Preferred Stock, par value $.01 per share (the "Series D Preferred Stock") and Series E Cumulative Preferred Stock, par value $.01 per share (the "Series E Preferred Stock", together with the Series D Preferred Stock, the "Preferred Stock") to TPG Partners II, L.P. (formerly TPG Oxford LLC) and certain of its affiliates and designees ("TPG Investors") under an Investment Agreement, dated as of February 23, 1998, as amended, together with Series A and Series B warrants (the "Warrants") to acquire up to 22,530,000 shares of the Company's common stock at an exercise price of $17.75; (ii) the Company issued $200 million of 11% Senior Notes due 2005 (the "Senior Notes"); and (iii) the Company entered into a Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"), pursuant to which the Company borrowed $150 million in the form of a senior secured term loan. Simultaneously with the aforementioned transactions, Norman C. Payson, M.D., the Company's Chairman and Chief Executive Officer, purchased 644,330 newly issued shares of Oxford common stock for a purchase price of $10 million.

     Commencing in May 1998, the Company implemented a major restructuring effort (the "Turnaround Plan") designed to reduce medical and administrative costs, strengthen computer systems, reduce claims payment delays, shed unprofitable lines of business, exit businesses not related to its core Tri-State market area and increase premium yields on its products. As a result of the Turnaround Plan, the Company realized net income attributable to common shares of $274.4 million in 1999 (including the recognition of deferred tax assets of $225 million) and $191.3 million in 2000 (net of $61.4 million, after tax, of charges related to recapitalization transactions), and produced operating cash flow of $95 million in 1999 and $404.7 million in 2000. The Company considers the Turnaround Plan to have been substantially completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The results of the Turnaround Plan permitted the Company to effect several capital restructuring transactions in 2000 that began in February 2000 with the repurchase of (i) $130 million of Series D and E Preferred Stock and (ii) $19 million of loans outstanding under the Term Loan. In May 2000, the Company prepaid the remaining $131 million balance of the Term Loan, including pre-payment premiums, for a total amount of $134.3 million. Following several open market purchases, in December 2000, the Company tendered for the remaining $193.5 million of its Senior Notes, plus $22.4 million in tender and consent premiums. On December 22, 2000, the Company consummated an exchange and repurchase agreement pursuant to which, among other things, (i) the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the Warrants and (ii) TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock (the "Recapitalization"). In connection with the Recapitalization in the fourth quarter of 2000, the Company incurred costs of approximately $38.5 million related to the write-off of unamortized Preferred Stock discount and costs from the original issuance in 1998 and related transaction fees.

     Simultaneously with the consummation of the Recapitalization, the Company entered into new senior bank facilities totaling $250 million, $175 million of which is a 5 -1/2 year term loan (the "New Term Loan") and $75 million of which is a 5 year revolving credit facility (the "Revolver", together with the New Term Loan, the "Senior Credit Facilities"). The proceeds of the New Term Loan were used, along with available Company cash, to fund the Recapitalization. The Company has not drawn on the Revolver. The results of the capital restructuring were to decrease the Company's financing costs by reducing the amounts owed under term loans and to eliminate dividend and interest payments on the Series D and E Preferred Stock and Senior Notes. For a further description of the Financing, the Recapitalization, Senior Notes, Term Loan and Senior Credit Facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

COMPANY'S FUTURE STRATEGY

     Having completed the capital restructuring which was identified as one of the Company's goals for 2000 and 2001, the Company intends to focus its strategy for the years 2001 and 2002 on three main areas: (1) expanding its business through additional market penetration in the Tri-State market area or contiguous markets, (2) continuing to increase administrative efficiencies by, among other things, enhancing the functionalities of its Internet offerings, and (3) continuing its efforts to make quality healthcare affordable.

PRODUCTS

Freedom Plan

    Oxford's Freedom Plan is a type of POS health care plan that combines the benefits of Oxford's HMOs with some of the benefits of conventional indemnity health insurance. Oxford's Freedom Plan gives members the option at any time of using the network of providers under contract with Oxford's HMOs or exercising their freedom to choose providers not under contract with Oxford, although certain benefits are only available through network providers. In 2000, the Company launched Freedom Plan Metro which features access to Oxford's largest network of doctors and hospitals at lower monthly premium rates primarily through higher copayments for certain services. The Freedom Plan had approximately 1,086,600 members at December 31, 2000 compared with 1,187,400 at the end of 1999. As a percentage of total premiums earned, Freedom Plan premiums were 69.1% in 2000 and 67.9% in 1999. The largest employer group offering the Freedom Plan accounted for approximately 1.3% of Freedom Plan premiums earned during 2000, and the ten largest employer groups offering the Freedom Plan accounted for 6.1% of Freedom Plan premiums earned in 2000.

    Oxford has targeted small to medium-size employers (10 to 1,500 employees) for the Freedom Plan. New York Freedom Plan enrollment accounts for almost 80% of all Freedom Plan enrollment. In New York, each Freedom Plan member currently receives two forms of coverage - HMO coverage through Oxford NY for in-network coverage and indemnity insurance through OHI. In New Jersey and Connecticut, each member receives Freedom Plan coverage through one contract. Oxford also offers a similar plan design in New York which is provided only through OHI on a pure indemnity basis.

    HMOs

    Oxford currently offers HMO plans in New York, New Jersey and Connecticut. The largest HMO commercial employer group accounted for 5.3% of total HMO premiums earned during 2000, while the ten largest HMO groups accounted for 22.4% of total HMO premiums earned in 2000. Commercial HMO membership was approximately 221,600 members at December 31, 2000, compared with 235,400 members at the end of 1999. As a percentage of total premiums earned, group commercial HMO revenues were 12.6% in 2000 and 11.9% in 1999.

    Liberty Plan

    The Company's Liberty Plan is a POS health care plan. This plan offers lower premiums than the standard Freedom Plan by allowing member groups to choose from a smaller network of in-network providers. The Company believes that the Liberty Plan provider network, while smaller than the Freedom Plan network, is competitive in size and quality with networks of certain other health plans in the New York metropolitan area. Liberty Plan membership, which is included in the Freedom Plan membership, was approximately 148,100 members at December 31, 2000, compared with 143,400 members at the end of 1999.

    Individual Plans

    New York requires HMOs doing business in the community-rated small group market to offer POS and HMO coverage with mandated benefits to individuals (the "New York Mandated Plans"). Oxford also continues to cover individuals in New York under a grandfathered POS plan (together with the New York Mandated Plans, the "New York Individual Plans"). The grandfathered plan is closed to new membership. The New York Mandated Plans are served by the Liberty Plan network of providers and the grandfathered plan is served by the Freedom Plan network. The Company had approximately 53,600 members in the New York Individual Plans as of December 31, 2000, as compared with 63,700 members as of December 31, 1999. Membership amounts are included in the Freedom Plan and HMO Plan membership.

     The New York State Insurance Department ("NYSID") has created Market Stabilization Pools (the "Pools"). Every HMO participating in the small group insurance market in New York is required to contribute certain amounts to the Pools. These amounts are later distributed to HMOs based upon the demographic makeup of the HMO's membership base and the experience of the HMO's membership with regard to certain special medical conditions, as defined in the regulations implementing the Pools. The Company contributed $15.2 million and $13.9 million, respectively, to the Pools for the years 1997 and 1998. Prior to 2000, the Company received approximately $9 million in distributions from the 1997 Pools. In the fourth quarter of 2000, the Company recorded distributions to be received from the 1997 and 1998 Pools of approximately $4 million and $21.1 million, respectively. These distributions were received in the first quarter of 2001. The Company contributed $7 million to the Pools in 1999 and has established a reserve of $13.8 million for 2000 related to the Pools. The Company may receive funds from the 1999 and 2000 Pools in the future but the amount is not currently quantifiable as the NYSID has not yet completed the determination of reimbursement to particular HMO's. There can be no assurance that the Company will receive any recoveries from the 1999 and 2000 Pool Years.

    The Company offers individual HMO and various individual indemnity plans in New Jersey (the "New Jersey Mandated Plans"). The Company had approximately 4,000 members in the New Jersey Mandated Plans as of December 31, 2000, as compared with 4,400 members as of December 31, 1999. Membership amounts are included in the HMO Plan membership.

    Medicare

    The Company offers a number of Medicare plans, as Oxford Medicare Advantage, to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries.

     At December 31, 2000, the Company had approximately 92,000 members enrolled in its Medicare plans compared with 97,700 members at the end of 1999. The reduction in Medicare membership is primarily the result of exiting the Suffolk County, New York market in January 2000. Medicare accounted for approximately 16.8% of total premiums earned for the year ended December 31, 2000 compared with 17.6% in 1999. The Company expects its Medicare membership to be lower in 2001 as the result of withdrawal from Medicare in certain counties of New Jersey affecting approximately 4,000 members. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of prior operating losses incurred in the Company's Medicare programs.

    Under its Medicare contracts with HCFA, the Company receives a fixed per member per month capitation amount established annually by HCFA. The Company bears the risk that the actual costs of health care services may exceed the capitation amounts received by the Company. See "Business - Government Regulation - Federal Regulation". Medicare contracts provide revenues that are generally higher per member than those for non-Medicare members. Such contracts, however, also carry certain risks such as higher comparative medical costs per member and additional regulatory and reporting requirements. The Company has developed a network of physicians and other providers to serve its Medicare enrollees. In an effort to control its costs associated with its Medicare business, the Company has entered into agreements with a limited number of hospitals and hospital systems covering approximately 33,800 Medicare members in certain New York counties pursuant to which it has transferred the medical cost risk for its Medicare business in these counties. Discussions regarding a possible restructuring of two of these arrangements are currently ongoing. See "Business - Cost-Containment Arrangements - Medicare".

    The Company believes that future Medicare premiums may not keep up with the cost of health care increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting certain counties that it currently serves.

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

    Other Products

    The Company currently has a PPO product in New Jersey and Pennsylvania. At December 31, 2000, the Company had approximately 28,800 members enrolled in New Jersey compared with 23,100 members at December 31, 1999. The current Pennsylvania PPO membership is minimal. Beginning in January 2001, the Company began offering the state mandated Healthy New York product that is a streamlined, comprehensive benefit package for uninsured individuals working for employers with 50 or fewer employees and individuals who have not offered health care coverage to their employees for a specified period. The State of Connecticut also requires the Company to offer a similar, lower cost streamlined plan to small groups.

    Oxford also offers self-funded health plans pursuant to which the employer self-insures, and Oxford processes, health care expenses. Oxford assumes no insurance risk for the cost of health care for these contracts and receives a monthly fee for its administrative services. As of December 31, 2000, the Company was administering nineteen self-funded groups in New York and eleven self-funded groups in New Jersey, covering approximately 62,400 members in total as compared with nineteen self-funded groups in New York and eleven in New Jersey, covering approximately 50,100 members in total as of December 31, 1999.

MARKETING AND SALES

    Oxford distributes its products through several different internal channels, including direct sales representatives, business representatives, the Internet, telemarketing representatives and executive account representatives as well as through external insurance agents, brokers and consultants.

    Internal Representatives

    The direct sales representatives sell the Company's HMO programs, point of service plans including the Freedom Plan and the Liberty Plan, PPO plans and self-funded plans directly to employers. The direct sales force is organized into units in each of the Company's regions with sales executives responsible for each direct sales unit. The Company also maintains a Medicare sales force that sells directly to Medicare beneficiaries. The Company's marketing department develops television and print advertising, as well as direct mail programs and marketing collateral materials for use by the direct sales force, the Medicare sales force and independent brokers, agents and consultants.

    The Company maintains regional executive account representatives who work directly with employer groups generally exceeding 500 lives as well as accounts maintained by noncommissioned consultants. The Company also maintains staff that is responsible for business opportunities associated with inbound inquiries from prospective members and group accounts. Account managers are responsible for servicing employer accounts sold directly or through a broker or agent. These account managers are the principal administrative contact for employers and their benefit managers by, among other things, conducting on-site employee meetings and by providing reporting and troubleshooting services.

    Independent Insurance Agents and Brokers

    The primary distribution system for the group health insurance industry in the Company's service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 10,900 independent insurance agents and brokers as of December 31, 2000 (compared with 10,200 at the end of 1999) who are paid a commission on sales. The Company maintains regional broker business unit representatives who work directly with the independent agents and brokers. Independent insurance agents and brokers have been responsible for a significant portion of Oxford's Freedom Plan and Liberty Plan enrollment, and the Company expects to continue using independent insurance agents and brokers in its marketing system in the future. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region. However, no assurance can be given that the Company will continue to be able to maintain as large a distribution system of independent insurance agents and brokers as it has in the past.

    Oxfordhealth.com

    In March 2000, the Company launched its new website, www.oxfordhealth.com, with new functionalities for members, brokers, employer groups and providers. The Company anticipates that features such as its on-line provider directory and the ability of employer groups and brokers to submit eligibility changes directly into Oxford's databases, will provide added value to its constituents and ease the administration of, streamline costs associated with and add efficiencies to its products and services. The Company currently has 26 on-line transaction or inquiry functions available. Through oxfordhealth.com, prospective enrollees, benefit administrators and brokers can view, among other things, possible benefit packages, obtain rate quotes and enroll members in certain products. However, because of certain regulatory restrictions, not all functions are available in all markets or for all products.

    The Company has entered into strategic relationships with vendors to provide such services as group purchasing discounts for physicians and Internet - based physician practice management services. The Company expects that these added functionalities and relationships, in addition to other relationships and services that it is currently pursuing, will simplify and streamline its processes and provide added value to its members, benefit administrators, brokers and providers. The Company has the opportunity to derive revenue from some of these Internet initiatives. Further, the Company has invested in MedUnite, Inc., an independent company conceived and financed by seven major health care payors. MedUnite, Inc. has been organized to provide claims submission and payment, referrals, eligibility information and other Internet provider connectivity services. Since its inception, the Company has invested $4.2 million in MedUnite, Inc., including $1.9 million in the first quarter of 2001. There can be no assurance that the Company's investment in MedUnite will be successful. For a description of the risks associated with doing business on the Internet, see "Business - Cautionary Statement Regarding Forward-Looking Statements".

PHYSICIAN NETWORK

    The Company's HMO and POS health care programs are designed around primary care physicians, who generally coordinate the care of members and generally determine or recommend the nature and extent of services provided to any given member. Primary care physicians provide preventive and routine medical care and are also responsible for making referrals to contracted specialist physicians, hospitals and other providers. Medical care provided directly by primary care physicians may include the treatment of illnesses not requiring referrals, as well as periodic physical examinations, routine immunizations, maternity and well child care and other preventive health services.

    Oxford maintains a network of approximately 55,000 physicians and other providers that are under contract with the Company, of which approximately 32,000 are in New York, 15,000 are in New Jersey and 8,000 are in Connecticut. The majority of Oxford's physicians have contracted individually and directly with Oxford, although Oxford also has contracts with hospitals, physician hospital organizations, individual practice associations ("IPAs") and physician groups. The Company has an arrangement with a physician group (the "Physician Group") covering approximately 28,000 members, 8,000 of which are Medicare members, whereby the Physician Group assumes certain risks for medical costs and can receive incentive payments upon achievement of certain benchmarks.

    Exclusive of the Physician Group and the risk-sharing arrangements for a portion of the Company's Medicare business described below, Oxford compensates its participating physicians primarily based upon a fixed fee schedule, under which physicians receive payment for specific procedures and services.

    The Company continues to work to improve its relations with the physician community and obtain physician input in its practices. Local physicians serve on the board of directors of Oxford NY, Oxford NJ and Oxford CT and local specialty colleges have been involved in the development of the Company's utilization management policies. In addition, the Company has over 100 practicing physicians from its service area participating on committees that advise the Company on the development of treatment and payment policies.

HOSPITAL ARRANGEMENTS

    The Company has contracts with over 200 hospitals in its New York, New Jersey and Connecticut service areas providing for inpatient and outpatient care to the Company's members at prices usually discounted from the hospital's billed charges. The Company believes that the rates in these contracts are generally competitive. Many of these contracts may be terminated after a specified notice period or have remaining terms of less than one year. In addition, there has been significant consolidation among hospitals in the Company's service area, which tends to enhance the combined entity's bargaining power with managed care payors. As a result, the Company has the risk that certain hospitals may seek higher rates or seek to impose limitations on the Company's utilization management efforts. The Company is routinely engaged in negotiations with various hospitals and hospital systems and, in connection therewith, such hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreements with the Company as part of their negotiation strategy. The Company has several multi-year agreements with hospitals and hospital systems that are designed to reduce its future risk with respect to hospital costs and is currently negotiating with other hospitals and hospital systems for similar multi-year arrangements. See "Cautionary Statement Regarding Forward - Looking Statements".

    COST-CONTAINMENT ARRANGEMENTS

     Medicare

     In an effort to control increasing medical costs in its Medicare programs, the Company has certain agreements in effect with a limited number of hospitals and hospital systems pursuant to which it has transferred to such hospitals and hospital systems the medical cost risk for approximately 33,800 of its members. Premium revenues for the Medicare members covered under these agreements totaled approximately $240 million in 2000. One such risk-sharing agreement is with North Shore-Long Island Jewish Health Systems ("North Shore") for the Company's approximately 23,400 Medicare members in certain New York counties. North Shore has experienced certain operational and financial difficulties under the agreements and the Company could be adversely affected by North Shore's nonperformance or default. The Company and North Shore are currently in discussions with respect to a possible restructuring of this arrangement. In connection with these discussions, North Shore has sent a notice of mediation to the Company and has asserted various claims of breach by the Company including a claim for recission of the agreement. While the Company believes that it has complied with the agreement and that the agreement is binding, there can be no assurance that the Company's view will prevail. The Company also has a risk-sharing agreement with Lenox Hill Hospital that is currently under renegotiation. In connection with such renegotiation, Lenox Hill Hospital has served notice of termination of this agreement at the end of its term on December 31, 2001. Termination of these arrangements could have a material adverse effect on the Company's Medicare results of operations.

     Implementing Medicare risk-sharing contracts involves various risks and operational challenges, and there can be no assurance that these contracts will be successful in reducing the Company's future costs. Moreover, cost savings under these agreements are achieved in certain instances through fee reductions, more rigorous utilization review and reductions in the size of the provider networks, all of which may adversely affect member and provider satisfaction with the Company's Medicare plans. These arrangements are also subject to compliance with risk-sharing regulations adopted by HCFA and the States of New York and New Jersey which require disclosure and reinsurance for specified levels of risk-sharing. See "Cautionary Statement Regarding Forward - Looking Statements".

     Ancillary Services

    In 1999, the Company entered into cost-containment agreements with various entities that are structured to provide savings to the Company over the next several years. With respect to laboratory and radiology services, the Company's exposure for specified procedures is generally at a negotiated aggregate per member per month cost which is generally less than the Company's historical costs for such services. In the case of pharmacy costs, the vendor assumed, subject to various qualifications, a portion of the Company's pharmacy cost increases during the 1999 and 2000 years as a result of underlying pharmacy cost trend guarantees that were lower than actual pharmacy cost trends. Under this arrangement, the 2001 pharmacy cost trend guarantees are also lower than expected national pharmacy cost trends. In the case of physical therapy services, the Company has an agreement with an insurance company which, through reinsurance, mitigates the Company's cost for physical therapy services. The Company retains the risk for costs in excess of the reinsurance limit.

     In these agreements, the Company undertakes various obligations, including changes to its medical management policies and internal business procedures, some of which require computer programming, alteration of existing referral patterns, as well as regulatory approvals, among other items. Because of the complexity of its medical delivery system, disputes arise over the degree of the Company's satisfaction of its various obligations under these cost-containment agreements. Some of these disputes involve substantial amounts and one is in arbitration. The Company also bears the risk of non-performance or default by the parties to such cost-containment arrangements. The aggregate effect of such cost-containment agreements in 2000 was to reduce the Company's costs for covered services and to contribute in part to the Company's ability to constrain the net increase in its total medical costs. The Company expects such agreements to assist in constraining 2001 medical cost increases, but there can be no assurances that all of these arrangements will persist throughout 2001.

INFLUENCING HEALTH CARE COSTS

    Oxford's medical review program attempts to measure and, in some cases, influence inappropriate utilization of certain outpatient services, including but not limited to pharmacy, radiology and physical therapy, elective surgeries and hospitalizations provided to Oxford members. Under the medical review program, for many of

Oxford's plans, physicians and members are obligated to contact Oxford prior to providing or receiving specified treatments. Utilizing standardized protocols on a procedure-specific basis, Oxford's staff of registered nurses and physicians may review the proposed treatment for consistency with established clinical practice guidelines, community norms and other consensus guidelines or standards as required.

    Oxford's outpatient cost control program is based on the primary care system of health care coordination, which promotes consistency and continuity in the delivery of health care. For most plans sold, each person who enrolls in an Oxford plan must select a participating primary care physician who generally coordinates the member's health care needs. Members generally see their primary care physician for routine and preventive medical services. The primary care physician either provides necessary services directly or authorizes referrals for specialist physicians, diagnostic tests and hospitalizations. For out-of-network non-emergency services, the member generally must obtain approval directly from Oxford in order to receive the highest level of benefits.

    In connection with its review of certain claims, the Company may compare the services rendered by its participating physicians to an independently developed pattern of treatment standards to identify procedures that were not consistent with a patient's diagnoses, as well as billing abuses and irregularities. Separate claims auditing systems are utilized for certain hospital diagnosis related group payments and other surgical payments. Oxford utilizes a hospital bill audit program which has yielded savings with respect to hospital claims, through pricing reviews, medical chart audits and on-site hospital reviews. Oxford's claim auditing programs seek to identify aberrant physician billing practices. In addition, regulatory considerations, the threat of litigation or liability concerns, operational and systems issues and relationships and arrangements with hospitals and physicians may limit the Company's ability to apply all available cost control measures.

     To mitigate retrospective denial of inpatient payments for health care services, improve communication and enhance customer service and improve relationships with hospitals, the Company maintains the Day of Service-Decision Making program (the "DOS Program"). The DOS Program involves the Company in making payment certification decisions about continued hospital stays generally at least a day in advance so the hospital is advised if additional hospital days will likely be authorized and can, therefore, more appropriately manage post-hospital care programs. As a result of the Day of Service-Decision Making program, the Company's use of retrospective denials of hospital days has generally ceased except in unusual circumstances, which generally has led to better relationships with hospitals.

STATUS OF INFORMATION SYSTEMS

    In December 2000, the Company entered into an agreement to outsource certain of its information technology services, including data center operations, help desk services, desktop systems and network operations. The five-year agreement with Computer Services Corporation ("CSC") provided for the transition of approximately 150 of the Company's Information Technology staff to CSC. Under the agreement, the Company sold certain computer-related equipment to CSC at its estimated fair market value and recorded a loss on the sale of approximately $5.4 million in the fourth quarter of 2000. The Company's Information Technology department continues to support application development and maintenance, data base administration, and quality assurance program management and architecture. The Company expects this agreement to improve its internal information technology capabilities while, at the same, maintaining appropriate levels of administrative costs for such services. However, there can be no assurance that the agreement will yield these expected results.

    The Company has resolved a majority of its software and hardware problems that began in 1996 with the conversion of a significant part of its business operations to a new computer system. The Company's claims payments and group and individual billing operations are substantially current. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company continues to assess and make improvements relating to additional integration and functionality for its information technology systems.

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

QUALITY MANAGEMENT

    The majority of Oxford's physicians in its commercial and Medicare rosters are board certified in their specialty (by passing certifying examinations in the specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. In certain limited circumstances such as community need or academic affiliation, board certification may be waived. Board certification is one measure of a physician's expertise. Additionally, Oxford maintains a credentialing process consistent with NCQA guidelines. All provider assessments consist of primary verification of credentials; query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges; and on-site office evaluation of selected providers to determine compliance with Oxford standards. Oxford also recredentials all providers every two years. The recredentialing review consists of repeating select components of the initial credentialing process (as required by NCQA) and a review of the provider's practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the provider, utilization patterns and the provider's compliance with Oxford's administrative protocols.

    The Company's physician contracts require adherence to Oxford's Quality Assurance and Utilization Management Programs. Oxford's Quality Management Committees, which are composed of physicians from within Oxford's network of providers, advise the Company's Chief Medical Officer concerning the development of credentialing and other medical quality criteria. The Quality Management Committees may elect to sanction providers based upon their review of a provider's practice patterns or outcomes. The committees also provide oversight of Oxford's Quality Assurance and Utilization Management Programs through peer review and ongoing review of performance indicators.

    The Company seeks to evaluate the quality and appropriateness of medical services provided to its members by performing member and physician satisfaction studies. The Company also conducts on-site review of medical records at selected physician offices facilitating retrieval of statistical information which allows for problem resolution in the event of member or physician complaints and for retrieval of data when conducting focused studies.

    In June 2000, the National Committee on Quality Assurance ("NCQA"), an independent, non-profit organization dedicated to improving managed care quality and service, conducted its regular periodic review of the Company's accreditation and, in September 2000, upgraded the Company's status to "Commendable" for its commercial and Medicare business, which is valid for two years. There can be no assurance that the Company's accreditation will be renewed or that the Company will achieve the same level of accreditation in the future.

RISK MANAGEMENT

    The Company limits, in part, the risk of certain catastrophic losses by maintaining high deductible reinsurance coverage. The Company does not consider this coverage to be material as the cost is not significant and the likelihood that coverage will be applicable is minimal. The Company's operating subsidiaries also maintain insolvency coverage as required by the states in which they do business.

    The Company also maintains general liability, property, employee fidelity, directors and officers, and professional liability insurance coverage in amounts the Company deems prudent. The Company requires contracting physicians, physician groups and hospitals to maintain professional liability and malpractice insurance in an amount consistent with industry standards.

     In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $35.5 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. A charge of $24 million for premiums and other costs associated with the new insurance coverage was included in the Company's results of operations for 1999.

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

    Federal Regulation

    In order to be eligible to enter into Medicare contracts with HCFA, an HMO must be a competitive medical plan ("CMP"). Oxford NY, Oxford NJ and Oxford CT are qualified CMPs under HCFA's requirements. In order to maintain this status, Oxford NY, Oxford NJ and Oxford CT must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law.

    The Company's health plans with Medicare contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by HCFA. HCFA has the right, directly and through peer review organizations, to audit health plans operating under Medicare contracts to determine each health plan's compliance with HCFA's contracts and regulations and the quality of care being rendered to the health plan's Medicare members. In addition, HCFA regulations prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose risk limitation disclosure and other requirements relating to physician incentive plans that place physicians participating in a Medicare plan at substantial financial risk. The Company's ability to maintain compliance with these rules and regulations depends, in part, on its receipt of timely and accurate information from its providers.

    Other federal laws which govern the Company's business and which significantly affect its operations include, among others:

      - The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was promulgated to (i) ensure portability of health insurance to certain individuals, (ii) guarantee availability of health insurance to employees in the small group market (iii) prevent exclusion of individuals from coverage under group plans based on health status, and
         (iv) develop national standards for the electronic exchange of health information. In furtherance of the latter, the Department of Health & Human Services ("DHHS") was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. On December 20, 2000, DHHS issued its final privacy rules that must be complied with by October 2002. Under these rules health plans, clearinghouses and providers will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. Although the cost of complying with HIPAA is likely to be significant, at this time, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods;

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

      - The Balanced Budget Act of 1997 (the "1997 Act") changed the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education, increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period and direct HCFA to implement a risk adjusted mechanism on its monthly member payment to Medicare plans over the same period. These changes have had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company's service areas. Congress has subsequently lengthened this timetable to allow the risk adjusted mechanism to be fully implemented by 2007. In December 2000, Congress approved the Benefits Improvement and Protection Act that, among other things, enacted modest increases to the payment formula for Medicare plans. The Company believes that under the 1997 Act, future Medicare premiums will not keep up with the cost of health care increases. The Company cannot predict the effect of this result on its Medicare business and results of operations in future periods.

     - The US Department of Labor published regulations that revise claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on or after January 1, 2002. Although the cost of complying with these regulations is likely to be significant, the Company cannot predict the ultimate impact on its business and results of operations in future periods.

    State Regulation

    Oxford's HMO subsidiaries are licensed to operate as HMOs by the insurance departments, and, in some cases, health departments, in the states in which they operate. Applicable state statutes and regulations require Oxford's HMO subsidiaries to file periodic reports with the relevant state agencies and contain requirements relating to operations, premium rates and covered benefits, financial condition and marketing practices. In addition, state regulations require the Company's HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company. For a description of regulatory capital requirements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". State regulatory authorities exercise oversight regarding the Company's HMOs' provider networks, medical care delivery and quality assurance programs and reporting requirements, the formation of contracts, including risk-sharing contracts, claims payment standards, compliance with benefit mandates, utilization review standards, including internal and external appeals, and financial condition. The Company's HMOs are also subject to periodic examination by the relevant state regulatory authorities. For a description of recent examinations, see "Legal Proceedings - State Insurance and Health Departments".

    OHI is an accident and health insurance company licensed by the New York State Insurance Department ("NYSID") and licensed as a foreign insurer by the insurance departments of New Jersey, Pennsylvania and Connecticut. Applicable state laws and regulations contain requirements relating to OHI's financial condition, reserve requirements, premium rates, forming of contracts, and the periodic filing of reports with the applicable insurance departments. OHI is also subject to periodic examination by the applicable state regulatory authorities. From time to time, the Company has disagreements with the NYSID on the application of actuarial methodologies and is routinely discussing these issues with the NYSID.

    Certain state regulations require that HMOs utilize standard "community rates" in determining HMO premiums. Such community rates are generally revised annually by the HMO and, in most cases, must be approved in advance by the applicable state regulatory authorities. The methodology employed in determining premiums for the Company's Freedom Plan products utilizing an HMO must also be approved in advance by the applicable state regulatory authorities and combine the relevant community rate with traditional indemnity insurance rating criteria. The Company's ability to increase rates on its products is, in certain instances, subject to prior approval of state insurance departments. For a description of certain regulatory issues relating to the Company's rates, see "Legal Proceedings - State Insurance and Health Departments".

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

    During the past four years, New Jersey, Connecticut and New York implemented significant pieces of legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, state funding pools, prompt payment and provider contract requirements. These states also all passed legislation governing the prompt payment of claims that requires, among other things, that health plans pay claims within certain prescribed time periods or pay interest ranging from 10% to 15% per annum plus penalties. The NYSID has established a policy of fining insurers $1,000 for each prompt payment violation. Unless the New York legislature passes legislation that would create an accuracy threshold, such proposed fines could have an adverse effect on the Company's results of operations. The Company paid fines of approximately $151,650 and $215,000 in 1999 and 2000, respectively, relating to prompt pay issues, primarily related to claims incurred prior to 1999.

    Other recent state legislation which governs the Company's business and which significantly affects its operations include, among others:

      - The Health Care Reform Act of New York ("HCRA") governs health care financing policies in New York, including graduate medical education and bad debt and charity care ("BDCC") assessments. Among other things, the 1999 reauthorization of HCRA: (i) reduces the amount of graduate medical education funding financed by payors by a total of $90 million through June 2003; (ii) excludes certain laboratory services from the BDCC assessments effective October 1, 2000; (iii) provides a limited amount of stop loss insurance funds to cover 90% of certain of the paid claims for the New York Mandated Plans; and (iv) requires New York HMOs in 2001 to offer a health plan with limited benefits to certain small groups and individuals for which a limited amount of stop loss insurance will be available.

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

      - Both Connecticut and New Jersey have enacted changes to certain of their mental health coverage requirements generally to require health plans to provide coverage for mental health conditions generally at the same level of benefits as other medical conditions.

      - In March 2000, the State of New Jersey enacted a law which includes an assessment on HMOs in the state proportionate to market share up to $50 million over three years to help cover unpaid provider claims from two insolvent HMOs. The Company paid approximately $1.8 million in 2000 and is required to pay similar amounts in 2001 and 2002.

    Proposed Regulatory Developments

    Congress is considering significant changes to the Medicare program, including changes to reimbursement of HMOs. In addition, long-term structural changes to the Medicare program, including the addition of a prescription drug benefit, are currently being considered by Congress and the Administration.

    State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford's HMO and insurance subsidiaries. Over the past several years there has been significant controversy over claims that payment for care has allegedly been inappropriately withheld or delayed by managed care plans. This has led to significant public and political support for reform of managed care regulation. The U.S. Congress and each of the states in which Oxford operates are currently considering regulations or legislation relating to mandatory benefits (such as mental health), provider compensation arrangements, health plan liability to members who do not receive appropriate care, disclosure and composition of physician networks, health plan solvency standards and procedures dictating health plan utilization management and claim payment standards, among other matters. In recent years, bills have been introduced in the legislatures in New York, New Jersey and Connecticut including some form of the so-called "Any Willing Provider" initiative which would require HMOs to allow any provider or facility meeting their credentialing criteria to join their network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, impose health plan liability to members who do not receive appropriate care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage) and an antitrust exemption to permit competing health care professionals to bargain collectively with health plans and other entities.

       Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare + Choice plans, as well as proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the "Patient Bill of Rights" ("PBOR") legislation. On February 6, 2001, several federal legislators introduced bipartisan PBOR legislation (the "Kennedy-McCain Bill") and on February 7, 2001, President Bush issued a press release outlining his principles for PBOR legislation (the "Bush Principles"). Although the Kennedy-McCain Bill and the Bush Principles have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other things. If PBOR legislation is passed, it could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant affect on the Company's results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

    Recently enacted legislation and the proposed regulatory changes described above, if enacted, could increase health care costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect the Company's business, results of operations and financial condition.

COMPETITION

    HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna Inc., UnitedHealth Group and Blue Cross/Blue

Shield affiliated companies. These competitors have large enrollment in the Company's service areas and, in some cases, greater financial resources than the Company. Additional competitors, including emerging competitors in e-commerce insurance or benefit programs, may enter the Company's markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of Oxford's competitors have set premium rates at levels below Oxford's rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

    To address rising health care costs, some large employer groups have consolidated their health benefits programs and are offering fewer options to their employees. Other employer groups have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include traditional indemnity insurance plans, HMOs, POS plans, and PPO plans, may be provided by third parties or may be self-funded by the employer. The Company believes that employers will seek to offer health plans, similar to the Company's Freedom and Liberty Plans, that provide for "in plan" and "out-of-plan" options while encouraging members to use the most cost-effective form of health care services through, among other things, increased copayments, deductibles and coinsurance. Although the Company's POS products, the Freedom Plan and Liberty Plan, offer this alternative to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

EMPLOYEES

    At December 31, 2000, the Company had approximately 3,400 full-time employees, none of whom is represented by a labor union. Effective January 7, 2001, approximately 150 full-time employees became employees of CSC under an outsourcing agreement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements contained in "Business", "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company's regulated subsidiaries, future ability to pay dividends, future ability to retire debt, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth of membership and development of new lines of business, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, future government regulation such as, the Patient Bill of Rights legislation and HIPAA, and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

         IBNR estimates; Inability to control health care costs

       Medical costs payable in Oxford's financial statements include reserves for incurred but not reported or paid claims ("IBNR") which are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including, among other factors, the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford's results of operations in future periods.

       The Company's future results of operations depend, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford's ability to contain such costs may be adversely affected by various factors, including, but not limited to: new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under risk-transfer or risk-sharing arrangements, major epidemics, catastrophes, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization under point-of-service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

       The effect of higher administrative costs

       Although the Company has reduced its administrative expenses to its target levels, no assurance can be given that the Company will be able to maintain such levels, especially since doing so has involved changing work processes and staffing levels for various functions which, in turn, could involve operational challenges and the risk of unanticipated costs, including unexpected employee attrition. The increased administrative costs of new laws or regulations, such as the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), could adversely affect the Company's ability to maintain its current levels of administrative expenses.

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

         In recent years, significant federal and state legislation affecting the Company's business was enacted. For example, effective July 1999, New York State implemented a requirement that managed care members have a right to an external independent appeal of certain final adverse determinations, including those involving experimental treatments and clinical trials. In 1999 and 2000, Connecticut and New Jersey enacted legislation concerning prompt payment of claims, mental health parity and other mandated benefits and practices. State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the "Patient Bill of Rights" legislation. On February 6, 2001, several federal legislators introduced bipartisan PBOR legislation (the "Kennedy-McCain Bill") and on February 7, 2001, President Bush issued a press release outlining his principles for PBOR legislation (the "Bush Principles"). Although the Kennedy-McCain Bill and the Bush Principles have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. If PBOR legislation is passed, it could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant affect on the Company's results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

       Under the new HIPAA privacy rules, the Company will now be required to
(a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. Although the cost of complying with HIPAA is likely to be significant, at this time, the Company cannot quantify the actual cost of compliance with the new HIPAA rules or predict the ultimate impact HIPAA will have on its business and results of operations in future periods; See "Business - Government Regulation - Federal Regulation".


       National Committee on Quality Assurance ("NCQA") accreditation

       In September 2000, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, upgraded the Company's status to "commendable" for its commercial and Medicare business, which is valid for two years. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

     Doing business on the Internet

       Federal and state laws and regulations directly applicable to communications or commerce over the Internet such as HIPAA are becoming more prevalent. For example, HCFA has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to, the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services with respect to maintaining oxfordhealth.com. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations, could expose the Company to liability and could adversely affect the Company's ability to provide services and content on the Internet.

     Matters Affecting Medicare Business

       Premiums for Oxford's Medicare programs are determined through formulas established by HCFA for Oxford's Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by HCFA which could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford's Medicare members in such region, could adversely affect Oxford's results of operations. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company's cost of providing benefits to Medicare members, Medicare membership, the Company's Medicare results of operations and, ultimately, the Company's ability to remain in Medicare programs. Oxford's Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization. There can be no assurances that the Company may not have to substantially reduce or withdraw from its participation in the Medicare business.

     Service and management information systems

       The Company's claims and service systems depend upon the smooth functioning of two complex computer systems. While these systems presently operate satisfactorily and are sufficient to operate the Company's current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company's business and results of operations. Moreover, operating and other issues can lead to data problems that affect performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the Company's recent agreement to outsource certain informational technology services will reduce technology risk or that the process of improving existing systems, developing new systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future. See "Business - Status of Information Systems".

         Health care provider network

       The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with proposed legislation which may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company's ability to influence its medical costs and market its products and service its membership. Cost-containment and risk-sharing arrangements entered into by Oxford could be adversely affected by regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company's service areas could enhance the providers' bargaining power with respect to higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

       Pending litigation and other proceedings against Oxford

       The Company is a defendant in a number of purported securities class action lawsuits and shareholder derivative lawsuits that were filed after a substantial decline in the price of the Company's common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. The Company has recently been sued (i) in a Connecticut class action grounded in ERISA claims, (ii) by the Connecticut Attorney General's office on similar claims, and (iii) in two purported Connecticut class actions led by the Connecticut State Medical Society and four individual physicians based on breach of contract, among other things. For a discussion of these proceedings, as well as other lawsuits pending against the Company, see "Legal Proceedings" herein. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company's results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

       Negative HMO publicity and potential for additional litigation

       The managed care industry, in general, has received significant negative publicity and does not have a positive public perception. This publicity and perception have led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members commenced against certain large, national health plans, and recently against the Company, has resulted in additional negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. See "Legal Proceedings". These factors may adversely affect the Company's ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company's results of operations.

         Concentration of business

       The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 80% of its Tri-State commercial premium revenues received from New York business. In addition, the Company's Medicare revenue represented approximately 16.8% of premiums earned during the year 2000. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company's Medicare business, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES

Summarized in the table below are the Company's major lease commitments for currently occupied office space, excluding formerly occupied office space in various cities which have been either subleased to new tenants or charged to the Company's restructuring reserve.


                                         TYPE                EARLIEST TERMINATION        CURRENT
            LOCATION                   OF SPACE                      DATE              SQUARE FEET
--------------------------------------------------------------------------------------------------

      Trumbull, CT                  Administrative          December-01                238,000
      Nashua, NH                    Administrative          June-04                    105,648
      Hooksett, NH                  Administrative          November-02                121,000
      Trumbull, CT                  Administrative          April-02                   115,000
      Milford, CT                   Administrative          February-02                 32,000
      White Plains, NY              Sales/Admin             November-05                 64,000
      Hidden River, FL              Administrative          January-04                  42,000
      Woodbridge, NJ                Administrative          March-02                    22,000
      New York, NY                  Sales/Admin             July-05                     27,000
      Melville, NY                  Sales/Admin             June-02                     27,000
      New York, NY                  Sales/Admin             May-03                      13,000

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

    On October 2, 1998, the co-lead plaintiffs filed a Consolidated and Amended Class Action Complaint ("Amended Complaint"). The Amended Complaint (which has since been further amended by stipulation) names as defendants Oxford, Oxford Health Plans (NY), Inc. ("Oxford NY"), KPMG LLP (which was Oxford's outside independent auditor during 1996 and 1997) and several current or former Oxford directors and officers. The Amended Complaint purports to be brought on behalf of purchasers of Oxford's common stock during the period from November 6, 1996 through December 9, 1997 (the "Class Period"), purchasers of Oxford call options or sellers of Oxford put options during the Class Period and on behalf of persons who, during the Class Period, purchased Oxford's securities contemporaneously with sales of Oxford's securities by one or more of the individual defendants. The Amended Complaint: (i) alleges that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in Oxford's computer system and the Company's membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable, (ii) asserts claims against the individual defendants alleging "controlling person" liability under Section 20(a) of the Exchange Act, and (iii) alleges violations of Section 20A of the Exchange Act by virtue of the individual defendants' sales of shares of Oxford's common stock while the price of that common stock was allegedly artificially inflated by allegedly false and misleading statements and omissions. The Amended Complaint seeks unspecified damages, attorneys' and experts' fees and costs, and such other relief as the court deems proper. On March 9, 2000, Judge Brieant issued decisions denying the motions to dismiss previously filed on March 15, 1999 by Oxford, the individual defendants and, separately, KPMG LLP.

     On February 28, 2000 and February 9, 2001, the Court issued decisions granting plaintiffs' motion to certify a class action on behalf of purchasers of Oxford common stock and call options, and sellers of Oxford put options, during the Class Period and named five class representatives. The Company may appeal these decisions. Meanwhile, the Court has approved a Case Management Plan which provides, inter alia, that (1) the parties will attempt to complete all merits discovery in the case by November 2, 2001, (2) summary judgment motions shall be filed by May 20, 2002, and (3) the Court will hold a status conference after the close of discovery to discuss the scheduling of a trial date.

     On September 22, 1999, the State Board of Administration of Florida (the "SBAF") filed an Amended Complaint in the securities class action brought by it individually (the "Amended SBAF Complaint"). The Amended SBAF Complaint asserts claims that are substantially similar to those asserted in Amended Class Action Complaint, with the addition of certain state and federal law claims. The parties are negotiating a stipulation regarding a stay of the action that would obviate the need for the defendants to respond to the Amended SBAF Complaint at this time.

    The outcomes of these actions cannot be predicted at this time, although the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

STOCKHOLDER DERIVATIVE LITIGATION

    As previously reported by the Company, in the months following the October 27, 1997 decline in the price per share of the Company's common stock, ten purported stockholder derivative actions were commenced on behalf of the Company in Connecticut Superior Court (the "Connecticut derivative actions") and in the United States District Courts for the Southern District of New York and the District of Connecticut (the "federal derivative actions"). On April 28, 1998, the JPML entered an order transferring all of these actions for consolidated or coordinated pretrial proceedings, together with the securities class actions discussed above, before Judge Brieant. A stipulation consolidating the federal derivative actions under the caption In re Oxford Health Plans, Inc. Derivative Litigation, MDL-1222-D, and appointing lead counsel for the federal derivative plaintiffs, was entered and so ordered by Judge Brieant on September 26, 1998.

    On January 29, 1999, the federal derivative plaintiffs filed a second amended derivative complaint (the "Amended Derivative Complaint"), which names as defendants certain of Oxford's current and former directors and the Company's former auditors KPMG LLP, together with the Company itself as a nominal defendant. The Amended Derivative Complaint alleges that the individual defendants breached their fiduciary obligations to the Company, mismanaged the Company and wasted its assets in planning and implementing certain changes to Oxford's computer system, by making misrepresentations concerning the status of those changes to Oxford's computer system, by failing to design and implement adequate financial controls and information systems for the Company and by making misrepresentations concerning Oxford's membership, enrollment, revenues, profits and medical costs in Oxford's financial statements and other public representations. The Amended Derivative Complaint further alleges that certain of the individual defendants breached their fiduciary obligations to the Company by selling shares of Oxford common stock while the price of the common stock was allegedly artificially inflated by their alleged misstatements and omissions. The Amended Derivative Complaint seeks declaratory relief, unspecified damages, attorneys' and experts' fees and costs and such other relief as the court deems proper. The complaints in the Connecticut derivative actions are substantially similar to the federal derivative actions, and are being coordinated with the federal actions. On March 9, 2000, Judge Brieant issued a decision denying Oxford's and the individual defendants' motion to dismiss the Amended Derivative Complaint.

    Although the outcome of the federal and Connecticut derivative actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints.

SECURITIES AND EXCHANGE COMMISSION

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

ERISA AND OTHER CLASS ACTIONS

A.  ERISA CLASS ACTIONS

       On September 7, 2000, the Connecticut Attorney General filed suit against various HMOs, including Oxford Health Plans, Inc. and Oxford Health Plans (CT), Inc. in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA (the "Connecticut AG action"). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices.

       On September 7, 2000, a group of plaintiffs' law firms commenced an action in federal district court in Connecticut against Oxford Health Plans, Inc., Oxford Health Plans (CT), Inc. and other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint, which was brought under the caption Albert v. CIGNA Healthcare of Connecticut, et al. (the "Albert action"), seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. On November 16, 2000, the complaint against the Company and its Connecticut subsidiary was dismissed without prejudice to file another complaint.

       On November 30, 2000, the JPML issued a Conditional Transfer Order, directing that both the Connecticut AG action and the Albert action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs. On December 15, 2000, Oxford filed its opposition to the transfer of the Connecticut AG action. The Company also submitted a letter that stated it was no longer a defendant in the Albert action, but reserved its rights to object to a transfer in the event it was named in another purported ERISA class action lawsuit.

       On December 28, 2000, the same group of plaintiffs' law firms that filed the Albert action commenced another action in federal district court in Connecticut against Oxford Health Plans, Inc. and Oxford Health Plans (CT), Inc. on behalf of a putative national class consisting of all Oxford members who are or have been enrolled in plans governed by ERISA within the past six years. The complaint, which was brought under the caption Patel v. Oxford Health Plans of Connecticut, Inc., is identical to the Albert complaint. It has been assigned to Judge Goettel in New Haven. Pursuant to its obligations under the Federal Rules, the Company has notified the JPML that it has been sued in the Patel case, and that the new complaint involves the same subject matter as the Albert case.

B.  CT MEDICAL SOCIETY CLASS ACTIONS

     On February 14, 2001, the Connecticut State Medical Society ("CSMS"), and four individual Oxford physicians, filed two separate but nearly identical lawsuits against Oxford CT in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with Oxford during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act and negligent misrepresentation based on, among other things, Oxford's alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly "bundling" or "downcoding" claims, or by including unrelated claims in "global rates"; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining Oxford from pursuing the complained of acts and practices, as well as attorneys fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys fees and costs.

       Although the outcome of these actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously. In addition, several managed care organizations have been sued in similar class action lawsuits asserting various causes of action under

RICO, ERISA and state law. The potential exists for similar suits to be filed against the Company. The financial and operational impact that such evolving theories of recovery may have on the managed care industry generally, or Oxford in particular, is presently unknown.

OTHER ACTIONS

A.  MAKASTCHIAN

       The Company has been the subject of a suit in New York State Supreme Court brought by plaintiffs who by subsequent court order comprise certain present and former members of the Company's New York Individual Freedom Plan. The complaint primarily seeks (1) a declaration that Oxford may not retroactively terminate any members for nonpayment and may only terminate after a separate notice of termination upon 30 days notice and (2) monetary damages on behalf of a subclass of all individuals previously terminated for nonpayment by Oxford. The Court found that plaintiffs had established as a matter of law that the old plan's contract was ambiguous and that Oxford had violated the old contract by terminating individuals without 30 days notice. By decisions dated March 8, 2000 and October 17, 2000, the Supreme Court denied plaintiffs' motions to amend their complaint by expanding their existing causes of action and adding a claim for punitive damages. These decisions have recently been appealed by the plaintiffs. Trial on plaintiff's remaining claims is expected to occur in the first half of 2001.

B.  FUKILMAN

    On October 26, 1998, Complete Medical Care, P.C. ("CMC") two related entities, and Oscar Fukilman, M.D. commenced various actions in the Supreme Court of the State of New York for New York County against Oxford and certain of its officers which generally allege that the defendants: (i) breached certain agreements with the plaintiffs for the delivery of health care services to certain of Oxford's members; (ii) breached an implied covenant of good faith and fair dealing; (iii) tortiously interfered with plaintiffs' current and prospective contractual relations with certain physicians; and (iv) defamed the plaintiffs. The complaints each seek at least $165 million in damages, at least $500 million in punitive damages, unspecified interest and costs and disbursements. The Company denies all liability and is vigorously defending these cases. The Court has ordered arbitration of two of the cases and the Company is also seeking to consolidate all cases into one arbitration proceeding.

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

STATE INSURANCE AND HEALTH DEPARTMENTS

    On August 10, 1998, the New York State Insurance Department ("NYSID") completed its triennial examination and market conduct examination of Oxford's New York HMO and insurance subsidiaries. In the Reports on Examination (the "Reports") the NYSID, based on information available through July 1998, determined that certain assets on the December 31, 1997 balance sheets of the Company's New York subsidiaries should not be admitted for statutory reporting purposes and NYSID actuaries recorded additional reserves totaling approximately $81.3 million for both subsidiaries on the balance sheet as determined by the examiners. The Company contributed $152 million to the capital of its New York HMO and insurance subsidiaries in satisfaction of the issues raised in the Reports relating to the subsidiaries' financial statements, and maintaining such subsidiaries' compliance with statutory capital requirements as of June 30, 1998. The Reports also made certain recommendations relating to financial record-keeping, settlement of intercompany accounts and compliance with certain NYSID regulations. The Company agreed to address the recommendations in the Reports. As previously reported, in December 1997, the Company made additions of $164 million to the reserves of its New York subsidiaries at the direction of the NYSID. The NYSID issued a Market Conduct Report identifying several alleged violations of state law and NYSID regulations. On December 22, 1997, the NYSID and Oxford entered into a Stipulation under which Oxford promised to take certain corrective measures and to pay restitution and a $3 million fine. The Stipulation provided that the NYSID would not impose any other fines for Oxford's conduct up to November 1, 1997. The NYSID has continued to review market conduct issues, including, among others, those relating to claims processing, the level of commissions paid to brokers and the determination of premium rates for commercial group customers. The Company agreed to take certain other corrective actions with respect to certain of these market conduct issues, including an independent outside review of its compliance with the Stipulation. Ernst & Young has reviewed the Company's compliance for 1998 and 1999 and found no significant violations; a review for 2000 is underway.

    On October 16, 2000, the NYSID also completed an examination which focused on the findings and issues raised in its prior November 1, 1997 report. The results of the examination indicated that Oxford had improved its business processes and had implemented initiatives that have addressed many of the issues raised in the previous NYSID report.

    In 1999 and 2000, the Company paid fines of $151,650 and $215,000, respectively to the NYSID for ostensible violations of the New York Prompt Pay law, primarily related to claims incurred prior to 1999, all of which have been publicly announced by the NYSID as a part of increased enforcement against the insurance industry generally.

    From time to time the Company has disagreements with the NYSID on actuarial and underwriting methods employed in pricing its large group business as well as other operating issues which are under review by the NYSID; the Company works with the NYSID to resolve all of these issues as they arise and considers its relationship with New York regulators to have normalized.

    The New Jersey Department of Health and Senior Services ("NJDHSS") and the New Jersey Department of Banking and Insurance ("NJDBI") have completed their 1997/1998 audit, market conduct and financial examinations of the Company's New Jersey HMO subsidiary. In early 2000, the Company accepted, without admitting any violations, consent orders from the NJDHSS and NJDBI imposing fines of $135,000 and $140,000, respectively, in connection with the alleged technical violations of the New Jersey insurance law and associated regulations. In addition, as part of the NJDBI examination, the Company agreed to collateralize certain provider advances to assure their continued status as admitted assets.

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


OTHER MATTERS

    The Company is also a party to various risk-transfer agreements for certain categories of medical expense (e.g., pharmacy, physical therapy, laboratory, etc.) and has risk arrangements with a limited number of hospitals and hospital systems covering its Medicare members. From time to time, the Company is in negotiation or arbitration over the reconciliations required under these agreements and receives requests to renew or terminate such agreements. One such negotiation involves a dispute with North Shore related to a Medicare risk contract pursuant to which the Company has transferred to North Shore the medical cost risk for approximately 22,000 Medicare members in certain New York counties. In connection with this negotiation, North Shore has sent a notice of mediation to the Company. North Shore has made various claims alleging breach by the Company of the agreement and claims the right to rescind the agreement. North Shore and the Company are in discussions with regard to resolving this matter. The Company believes it has substantial defenses to the claims asserted and will vigorously defend its interest in the mediation and subsequent arbitration of this matter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

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

                                                                      2000                        1999
                                                           -----------------------        --------------------
                                                            HIGH            LOW              HIGH          LOW
                                                           -----          ------            ------        ------
First Quarter...........................................   $15.97         $12.63            $20.02       $15.00
Second Quarter..........................................    24.25          13.88             21.25        13.88
Third Quarter ..........................................    33.06          21.69             17.88        12.50
Fourth Quarter..........................................    42.25          27.06             17.25         9.94

    As of February 12, 2001, there were 1,117 shareholders of record of the Company's common stock.

    The Company has not paid any cash dividends on its common stock since its formation and does not intend to pay any cash dividends on common stock in the foreseeable future. Additionally, the Company's ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The Company's ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See "Business - Government Regulation".

    For a discussion of the repurchase of certain of the Series D and Series E Preferred Stock and warrants coupled with the exchange of all remaining Preferred Stock and warrants for common stock of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Revenues and Earnings, Financial Position and Per Common Share information set forth below for each year in the five-year period ended December 31, 2000 have been derived from the consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.


(In thousands, except per share amounts and
operating statistics)                                   2000            1999             1998             1997            1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUES AND EARNINGS:
  Operating revenues                               $  4,038,787    $  4,115,134     $  4,630,166     $  4,179,816     $  3,032,569
  Investment and other income, net                       73,015          82,632           89,245           71,448           42,620
  Net earnings (loss) before extraordinary items        285,419         319,940         (596,792)        (291,288)          99,623
  Net earnings (loss)                                   265,094         319,940         (596,792)        (291,288)          99,623
  Net earnings (loss) for common shares (1)             191,303         274,440         (624,460)        (291,288)          99,623

FINANCIAL POSITION:
  Working capital                                       298,175         442,693          209,443           85,790          451,957
  Total assets                                        1,444,610       1,686,888        1,637,750        1,390,101        1,356,397
  Long-term debt                                         28,000         350,000          350,000               --               --
  Redeemable preferred stock                                 --         344,316          298,816               --               --
  Common shareholders' equity (deficit)                 459,222          98,755         (181,105)         349,216          598,170

NET EARNINGS (LOSS) PER COMMON SHARE BEFORE
EXTRAORDINARY ITEMS(2):
  Basic                                            $       2.50    $       3.38     $      (7.79)    $      (3.70)    $       1.34
  Diluted                                          $       2.24    $       3.26     $      (7.79)    $      (3.70)    $       1.25
  NET EARNINGS (LOSS) PER COMMON
    SHARE (2):
  Basic                                            $       2.26    $       3.38     $      (7.79)    $      (3.70)    $       1.34
  Diluted                                          $       2.02    $       3.26     $      (7.79)    $      (3.70)    $       1.25
  Weighted-average number of
    common shares outstanding:
       Basic                                             84,728          81,273           80,120           78,635           74,285
       Diluted                                           94,573          84,231           80,120           78,635           79,662

OPERATING STATISTICS:
  Enrollment                                          1,491,400       1,593,700        1,881,400        2,008,100        1,535,500
  Fully insured member months                        17,345,500      19,326,700       23,081,900       21,584,700       15,604,400
  Self-funded member months                             708,400         625,600          765,500          602,900          474,200
  Medical loss ratio (3)                                   77.5%           82.1%            94.4%            94.0%            80.1%
  Administrative loss ratio (4)                            11.8%           14.6%            16.7%            17.6%            15.7%
------------------------------------------------------------------------------------------------------------------------------------

(1) Net earnings for common shares in 2000 includes $41,085 of costs associated with the redemption of preferred stock.

(2) Per share amounts and weighted-average number of common share amounts have been restated to reflect the two-for-one stock split in 1996.

(3)  Defined as health care services expense as a percentage of premiums earned.

(4) Defined as marketing, general and administrative expense as a percentage of operating revenues.

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

    Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported ("IBNR") or paid claims. The Company estimates IBNR expense based on a number of factors, including prior claims experience. The ultimate payment of unpaid claims attributable to any period may be more or less than the amount of IBNR reported. The Company's results for the year ended December 31, 1998 were adversely affected by additions to the Company's reserves for IBNR in the second and fourth quarters. See "Liquidity and Capital Resources".

    Results for 2000 were adversely affected by charges related to recapitalization transactions. An extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, was recorded in connection with the prepayment of the Term Loan and the repurchase or tender of its $200 million Senior Notes. The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. In addition, the Company completed an exchange and repurchase agreement for all of its outstanding Preferred Stock and incurred costs of approximately $41.1 million related to the write-off of unamortized Preferred Stock discount and costs from the original issuance in 1998 and related transaction fees. The Company's results for 1999 and 1998 were adversely affected by significant restructuring charges, and results for 1998 were adversely affected by write-downs of strategic investments. Additionally, 1999 includes a charge of $24 million for the purchase of insurance policies for litigation matters. Net income for 1999 was favorably affected by the reversal of $225 million of deferred tax valuation allowances.

RESTRUCTURING CHARGES AND WRITE-DOWNS OF STRATEGIC INVESTMENTS

    During the third quarter of 1999, the Company recorded pretax restructuring charges totaling $19.9 million ($11.3 million after income tax benefits, or $0.13 per diluted share) in connection with additional steps taken under the Company's plan to improve operations and restore the Company's profitability (the "Turnaround Plan"). These charges included estimated costs related to work force reductions; additional consolidation of the Company's office facilities inclusive of the net write-off of fixed assets, consisting primarily of leasehold improvements; write-off of certain computer equipment; and leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc., which was written down in value as part of the Company's 1998 restructuring charge.

    During the first half of 1998, the Company recorded restructuring charges totaling $123.5 million ($114.8 million after income tax benefits, or $1.43 per share). These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to the disposition or closure of noncore businesses; the write-down of certain property and equipment; severance and related costs; and operations consolidation, including long-term lease commitments. The ending reserves for these charges were generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment, which were written down to their estimated net realizable values.

    The tables below present the activity for the restructuring charge reserves established in 1999 and 1998 as part of the Turnaround Plan.


                                           Provisions     Write down of
                                          for loss on     property and      Severance and       Costs of
                                            noncore        equipment        related costs     consolidating
                                           businesses                                           operations          Total
----------------------------------------------------------------------------------------------------------------------------
Restructuring charges                       $ 55,700         $  29,272         $   24,800        $  13,728         $ 123,500
Cash used                                    (9,827)                --            (4,246)            (548)          (14,621)
Noncash activity                            (18,725)          (28,267)           (11,200)               --          (58,192)
Changes in estimate                         (13,343)           (1,005)                 --            4,505           (9,843)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                  13,805                --              9,354           17,685            40,844
Cash received (used)                           4,343                --           (10,380)         (14,272)          (20,309)
Noncash activity                            (14,493)                --                 --               --          (14,493)
Restructuring charges                             --                --              8,750            3,003            11,753
Changes in estimate                          (1,590)                --                 --            1,590                --
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   2,065                --              7,724            8,006            17,795
Cash used                                      (219)                --            (2,133)          (3,667)           (6,019)
Noncash activity                                (17)                --                 --               --              (17)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                $  1,829            $   --          $   5,591        $   4,339         $  11,759
============================================================================================================================



    The Company believes that the remaining restructuring reserves as of December 31, 2000 are adequate and that no revisions of estimates are necessary at this time.

    Provisions for loss on noncore business

    As part of its Turnaround Plan, the Company decided to withdraw from noncore markets by selling or closing its HMO and insurance businesses in Pennsylvania, Illinois, Florida and New Hampshire. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO and insurance subsidiaries to be sold or closed, the net book value of noncore investments was reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. The Company substantially completed the disposition of all of the property and equipment in 1999. In addition, approximately 250 employees in the noncore businesses were terminated between June 30, 1998 and December 31, 1998.

    As of December 31, 2000, the ending reserve of $1.8 million represents a valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

    Severance and related costs

    The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, fifteen members of senior management were replaced and certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $24.8 million in 1998. In the third quarter of 1999, the Company recorded an additional $8.8 million for severance and related costs as a result of an additional reduction in force in which approximately 650 employees were terminated. The reduction in the reserve for severance and related costs in 2000 reflects contractual payments of approximately $2.1 million to former employees of the Company in accordance with their respective severance agreements. The December 31, 2000 balance represents contracted amounts payable through 2002 related to individuals who are no longer employed by the Company at year-end.

    Costs of consolidating operations

    During 1998, the costs of consolidating operations reserve was established for $13.7 million of estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space in various locations. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter of 1998 as a change in estimate because the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicated that costs would exceed previous estimates.

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

    The remaining costs of operations consolidations reserve is comprised of the following estimated costs associated with the disposition of leased space no longer used in operations:

(In millions)                                         2000                   1999                 1998
-------------------------------------------------------------------------------------------------------
Gross future minimum rentals                       $  18.0                 $ 16.6               $ 26.1
Sublease income                                     (14.3)                 (12.9)               (14.0)
Lease termination penalties                              -                    3.4                  2.5
Other costs                                            0.6                    0.9                  3.1
-------------------------------------------------------------------------------------------------------
  Total operations consolidation reserve            $  4.3                 $  8.0               $ 17.7


    Write downs of strategic investments

    During the second quarter of 1998, the Company sold 540,000 shares of common stock of FPA Medical Management, Inc. ("FPAM") and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote down its remaining investment in FPAM to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write down of $38.3 million, or $.49 per share, has been recognized as write downs of strategic investments in the accompanying 1998 financial statements.

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

    During 1998, in connection with the Company's attempts to reduce administrative costs under the Turnaround Plan, the Company decided to consolidate operations and reduce its occupied square footage from approximately 2 million square feet under lease to approximately 1.2 million square feet. The Company has attempted to dispose of property and equipment as it vacated the facilities. The 1998 estimate for write down of property and equipment included provisions for the estimated losses related to vacating certain facilities in connection with the Company's Turnaround Plan. The 1998 charge included an estimated provision for loss related to leasehold improvements ($12.5 million), office furniture ($11.8 million), computers and office equipment ($4 million) and software ($1 million). In determining the estimated fair values, the Company reviewed detailed asset listings for each location to be vacated. Based on the asset classification, acquisition date and anticipated net proceeds, if any, upon disposition, as determined by the Company, the assets were written down to their estimated fair value. The fair values were determined based on the best information available in the circumstances, including prior experience in disposing of similar assets and discussions with potential purchasers of the assets. The Company completed the disposition or sale of these assets during 1999.

Additionally, the Company anticipated and experienced a reduction in workforce of over 1,000 employees as a result of this consolidation and its administrative expense reduction plan.

    As a consequence of the charges described in the previous paragraphs, comparisons of operating results for 1999 and 1998 may not be meaningful.

                                    * * * * *

    The Company's results of operations are dependent, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, the Company's ability to contain such costs may be adversely affected by various factors, including, but not limited to: new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws and regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under risk-transfer or risk-sharing arrangements, major epidemics, catastrophes, inability to establish or maintain acceptable compensation agreements with providers, higher utilization of medical services, including, without limitation, higher out-of-network utilization under point-of-service plans, operational and regulatory issues and numerous other factors may affect the Company's ability to control such costs. The Company attempts to use its medical cost-containment capabilities, such as claim auditing systems, with a view to reducing the rate of growth in health care service expense.

RESULTS OF OPERATIONS

    Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

    Total revenues for the year ended December 31, 2000 were $4.1 billion, down 2% from $4.2 billion in the prior year. Net income attributable to common stock in 2000 totaled $191.3 million, or $2.02 per diluted common share (including the effect of recapitalization charges in 2000) compared with $274.4 million, or $3.26 per diluted common share in 1999, which included a $225 million tax benefit. During 2000, the Company recorded an extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, in connection with the prepayment of the Term Loan and the repurchase or tender of its $200 million Senior Notes. The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. In addition, the Company completed an exchange agreement for all of its outstanding Preferred Stock and incurred costs of approximately $41.1 million related to the write-off of unamortized preferred stock discount and costs from the original issuance in 1998 and related transaction fees. Results of operations in 1999 were adversely affected by net restructuring charges of $19.9 million related to additional steps taken in the Company's Turnaround Plan and a charge of $24 million for litigation insurance coverage. See "Liquidity and Capital Resources" and "Overview".

    The following tables show plan revenues earned and membership by product:

(Dollars in thousands)                                                               2000             1999
--------------------------------------------------------------------------------------------------------------
REVENUES:
    Freedom, Liberty and Other
    Plans                                                                         $2,839,999        $2,848,931
    HMOs                                                                             505,946           500,888
--------------------------------------------------------------------------------------------------------------
      Commercial                                                                   3,345,945         3,349,819
--------------------------------------------------------------------------------------------------------------
    Medicare                                                                         677,452           737,754
    Medicaid                                                                           -                11,983
--------------------------------------------------------------------------------------------------------------
      Government programs                                                            677,452           749,737
--------------------------------------------------------------------------------------------------------------
    Total premium revenues                                                         4,023,397         4,099,556
    Third-party administration, net                                                   15,390            15,578
    Investment and other income                                                       73,015            82,632
--------------------------------------------------------------------------------------------------------------
    Total revenues                                                                $4,111,802        $4,197,766
==============================================================================================================

                                                                                      As of December 31,
                                                                                     2000             1999
--------------------------------------------------------------------------------------------------------------
MEMBERSHIP:
    Freedom, Liberty and Other
    Plans                                                                          1,115,400         1,210,500
    HMOs                                                                             221,600           235,400
--------------------------------------------------------------------------------------------------------------
    Commercial                                                                     1,337,000         1,445,900
    Medicare                                                                          92,000            97,700
--------------------------------------------------------------------------------------------------------------
    Total fully insured                                                            1,429,000         1,543,600
    Third-party administration                                                        62,400            50,100
--------------------------------------------------------------------------------------------------------------
      Total membership                                                             1,491,400         1,593,700
==============================================================================================================






    Total commercial premiums earned for the year ended December 31, 2000 were basically unchanged at $3.3 billion compared with the prior year. A 9.8% decrease in member months in the Company's commercial health care programs, primarily due to a 10.3% member month decrease in the Freedom Plan, was offset by average premium yield increases in commercial programs of 10.7% when compared with 1999. The Company experienced attrition of commercial members in its core commercial markets beginning in 1999 through the third quarter of 2000, adversely affecting revenue. The majority of the attrition in commercial members was concentrated in the small group market, where the Company's switch to 4-tier pricing contributed to the decline in membership. Although commercial membership declined 7.5% year over year, overall commercial membership increased from the third to fourth quarter of 2000.

    Premiums earned from the Company's Medicare programs decreased 8.2% to $677.5 million in 2000 compared with $737.8 million in 1999. The overall decrease was attributable to a 16.9% decrease in member months of Medicare programs, due to the withdrawal from Suffolk County, New York in January 2000, partially offset by an 8.7% increase in premium yields. The Company expects its Medicare membership to be lower in 2001 as the result of withdrawals from Medicare in certain counties in New Jersey. Reimbursement levels for the Company's 2001 Medicare business are expected to be approximately five percent higher than 2000 (net of the applicable HCFA user fee), reflecting minimum HCFA mandated increases as well as a change in the Company's county-specific mix of business. The Company believes that future Medicare premiums may not keep up with the cost of health care increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. See "Business - Government Regulations - Federal Regulation".

    Net investment and other income for the year ended December 31, 2000 decreased 11.6% to $73 million from $82.6 million in the prior year. Net investment income increased $15.3 million or 24.7% to $77.4 million in 2000 compared with $62.1 million in 1999. The improvement is due primarily to an increase in interest income due to higher investment yields and invested balances and a $5 million increase in capital gains realized during the year. Included in other income (expense) for the year ended December 31, 2000 are losses on the sale of fixed assets of approximately $5.4 million, investment valuation losses of approximately $1.5 million and gains on asset disposals of $1.6 million. In 1999, other income includes a $13.5 million gain on the sale of the Company's New York Medicaid business and a $7 million gain on the sale of the business and certain assets of the Company's wholly-owned mail order pharmacy subsidiary, Direct Script, Inc. See "Liquidity and Capital Resources".

    Health care service expense stated as a percentage of premium revenues (the "medical loss ratio") was 77.5% for 2000 compared with 82.1% for 1999. Overall per member per month revenue in 2000 increased 9.4% to $231.96 from $212.12 in 1999 due primarily to a 10.7% increase in premium yields for the Company's commercial products and lesser increases for the Company's Medicare programs. Overall per member per month health care services expenses increased 3.2% to $179.67 in 2000 from $174.13 in 1999. For the year ended December 31, 2000, health care services expense benefited from favorable development of prior period estimates of medical costs of approximately $47.7 million, claim recoveries of approximately $13.2 million and additional New York Stabilization Pool recoveries applicable to 1997 and 1998 of approximately $25.1 million. Excluding these items, the medical loss ratio was 79.6% for 2000. Health care services expense benefited from initiatives to improve health care utilization and reduce costs as well as a change in membership mix whereby government program membership was reduced. Health care services expense in 1999 included the favorable development of prior period estimates of medical costs and claim recoveries of approximately $28.6 million. Excluding favorable development and claims recoveries in 1999, the 1999 medical loss ratio was 82.8%.

    In 2000 and 1999, the Company expensed a total of $63 million and $73.9 million, respectively, for graduate medical education and a total of $38.9 million and $41.9 million, respectively, for hospital bad debt and charity care. See "Liquidity and Capital Resources".

    Marketing, general and administrative expenses decreased $122.7 million or 20.5% to $476.4 million for 2000 compared with $599.2 million for 1999. Marketing, general and administrative expenses as a percent of operating revenue were 11.8% in 2000 compared with 14.6% in 1999. Significant expense reductions in 2000 compared to 1999 include $44.9 million in payroll and employee related expenses, $20.3 million in occupancy and depreciation costs, $15.1 million in operating costs (primarily equipment rental and maintenance, telephone, postage expense and other services), $8.7 million in marketing and outside services and $24 million in other general and administrative costs, representing a charge in 1999 for the purchase of insurance policies for litigation matters. Included in marketing, general and administrative expenses for 2000 are severance charges of approximately $7.5 million. Although the Company experienced lower levels of administrative costs in 2000 as compared with 1999, such costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions, shareholder derivative and other litigation, including fees and disbursements of counsel and other experts to the extent such costs are not reimbursed under existing policies of insurance. See "Legal Proceedings".

    The Company incurred interest and other financing charges of $29.4 million and $38.3 million in 2000 and 1999, respectively, related to bank debt. Interest on bank debt decreased during 2000 due to the repayment in full of the Term Loan during the second quarter of 2000. During December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and replaced with a $175 million senior secured term loan and a $75 million revolving credit facility. See "Liquidity and Capital Resources - Financing". Interest expense on capital leases aggregated $0.9 million in 2000 and $2 million in 1999. Interest expense on delayed claims totaled $4 million in 2000 compared with $9.2 million in 1999, reflecting a more timely payment of claims and lower levels of older claims outstanding.

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

    In light of the Company's progress during 1999 and 2000 in its Turnaround Plan, estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal net operating loss carryforwards and certain other temporary differences. The income tax expense (benefit) recorded for the years ended December 31, 2000 and 1999 includes the reversal of $10 million and $225 million, respectively, of deferred tax valuation allowances. The Company adjusted its net deferred tax assets during 2000 to reflect anticipated tax rates relating to the periods when the net deferred tax assets are expected to reverse. The impact was to increase the current year income tax expense by approximately $11.8 million. The remaining valuation allowance at December 31, 2000 of $24.1 million relates primarily to capital loss carryforwards and certain state net operating loss carryforwards. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2000.

    As of December 31, 2000, the Company has federal net operating loss carryforwards for tax purposes of approximately $202 million, which, if unused, will begin to expire in 2012.

    Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

    Total revenues for the year ended December 31, 1999 were $4.2 billion, down 11.1% from $4.7 billion in the prior year. Net income attributable to common stock in 1999 totaled $274.4 million, or $3.26 per diluted share, compared to a net loss of $624.4 million, or $7.79 per share, in 1998. Results of operations in 1999 were adversely affected by net restructuring charges of $19.9 million related to additional steps taken in the Company's Turnaround Plan and a charge of $24 million for litigation insurance coverage. Net income for 1999 was favorably affected by the reversal of $225 million of deferred tax valuation allowances. Results of operations in 1998 were adversely affected by significantly higher medical costs in the Company's commercial group business, Medicare, Medicaid and New York Individual Plans. Additionally, 1998 included approximately $113.7 million of restructuring charges, a $31.8 million premium deficiency reserve for losses on government contracts and $38.3 million of write-downs of strategic investments. See "Liquidity and Capital Resources" and "Overview".

    The following tables show plan revenues earned and membership by product:





(Dollars in thousands)                                                               1999             1998
--------------------------------------------------------------------------------------------------------------
REVENUES:
    Freedom, Liberty and Other
    Plans                                                                          $2,848,931       $2,813,712
    HMOs                                                                              500,888          542,835
--------------------------------------------------------------------------------------------------------------
      Commercial                                                                    3,349,819        3,356,547
--------------------------------------------------------------------------------------------------------------
    Medicare                                                                          737,754        1,010,831
    Medicaid                                                                           11,983          244,950
--------------------------------------------------------------------------------------------------------------
      Government programs                                                             749,737        1,255,781
--------------------------------------------------------------------------------------------------------------
    Total premium revenues                                                          4,099,556        4,612,328
    Third-party administration, net                                                    15,578           17,838
    Investment and other income                                                        82,632           89,245
--------------------------------------------------------------------------------------------------------------
    Total revenues                                                                 $4,197,766       $4,719,411
==============================================================================================================

                                                                                       As of December 31,
                                                                                   ---------------------------
                                                                                     1999             1998
--------------------------------------------------------------------------------------------------------------
MEMBERSHIP:
    Freedom, Liberty and Other
    Plans                                                                           1,210,500        1,318,100
    HMOs                                                                              235,400          260,700
--------------------------------------------------------------------------------------------------------------
      Commercial                                                                    1,445,900        1,578,800
--------------------------------------------------------------------------------------------------------------
    Medicare                                                                           97,700          148,600
    Medicaid                                                                            -               97,800
--------------------------------------------------------------------------------------------------------------
      Government programs                                                              97,700          246,400
--------------------------------------------------------------------------------------------------------------
    Total fully insured                                                             1,543,600        1,825,200
    Third-party administration                                                         50,100           56,200
--------------------------------------------------------------------------------------------------------------
      Total membership                                                              1,593,700        1,881,400
==============================================================================================================

    Total commercial premiums earned for the year ended December 31, 1999 decreased 0.2% to $3.3 billion compared with $3.4 billion in the prior year. This decrease is primarily attributable to a 7.9% decrease in member months in the Company's commercial health care programs, primarily due to a 7.2% member months decrease in the Freedom Plan. Average premium yields of commercial programs were 8.4% higher in 1999, when compared with 1998. In response to higher medical costs incurred in 1998 in the Company's core commercial business, the Company increased its premium rates based on estimates of future medical costs. The Company's 1999 commercial revenue as compared to 1998 was adversely affected by the Company's disposition or withdrawal from noncore commercial markets in Pennsylvania, Illinois, Florida and New Hampshire. In addition, the Company experienced attrition of commercial members in its core commercial markets in 1999. The majority of the attrition in commercial members was due to the Company's continued efforts to rationalize its product lines and not renew groups or products where underwriting margins were unacceptable.

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

    In 1999 and 1998, the Company expensed a total of $73.9 million and $76.4 million, respectively, for graduate medical education and a total of $41.9 million and $54.8 million, respectively, for hospital bad debt and charity care. Health care services expense in 1998 included a provision of $25 million related to valuation reserves established in respect of provider advances. See "Liquidity and Capital Resources".

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

    The Company incurred interest and other financing charges of $38.3 million and $41.6 million in 1999 and 1998, respectively, related to debt issued in 1998. Interest expense on capital leases entered into during 1998 aggregated $2 million in 1999 and $1.4 million in 1998. Interest expense on delayed claims totaled $9.2 million in 1999 compared to $14.1 million in 1998. Interest payments were made in accordance with the Company's interest payment policy and applicable law.

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

INFLATION

    Although the rate of inflation has remained relatively stable in recent years, health care costs have generally been rising at a significantly higher rate than the consumer price index. Through 1998, the Company experienced significant increases in medical costs in its commercial, Medicare and New York Individual Plans. The Company employs various means to reduce the negative effects of inflation. The Company has increased overall commercial premium rates when practicable in order to attempt to maintain margins. The Company's cost-control measures and risk-sharing and cost-containment arrangements with various health care providers as well as its withdrawal from participation in state Medicaid programs may mitigate the effects of inflation on its operations. There is no assurance that the Company's efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations was $404.7 million in 2000 compared with $35.5 million in 1999. The improvement is primarily attributable to reductions in deferred tax assets due to the utilization of tax loss carryforwards and the stabilization of claims inventory aging.

    Cash used for capital expenditures totaled $12.8 million during 2000. This amount was used primarily for computer equipment and software. The Company currently anticipates that capital expenditures in 2001 will be approximately $16 million, a significant portion of which will be devoted to management information systems. In addition, the Company has committed, under an outsource agreement, to make payments of approximately $25 million in 2001 for capital equipment purchases (see Note 10 to the consolidated financial statements).

    During 2000, the Company retired its $150 million term loan and its $200 million senior notes, including premiums of approximately $26.4 million. In addition, the Company consummated two transactions, including an exchange and repurchase agreement during the fourth quarter, whereby the Company paid a total of $350 million to repurchase certain of the shares of Preferred Stock and approximately 11.5 million of the outstanding warrants. The Company entered into new senior credit facilities that includes a term loan of $175 million and a revolving credit facility of $75 million, which has not been drawn. Under the terms of the new senior credit facilities, the Company must make scheduled payments and reductions in the revolving credit facility and must prepay the term loan or reduce the revolving credit facility based on Company excess cash flow, as defined, and in certain other circumstances. Additional reductions in indebtedness will depend on the availability of cash at the parent company, which will depend in part on its ability to receive dividends from its subsidiary companies. See "Liquidity and Capital Resources - Financing". The Company paid cash dividends on the then outstanding Preferred Stock of approximately $13.8 million during 2000. Proceeds from the exercise of stock options were approximately $64.6 million during 2000 compared with $18.2 million and $2.7 million in 1999 and 1998, respectively.

     Cash and investments aggregating $57.2 million at December 31, 2000 have been segregated as restricted investments to comply with state regulatory requirements. With respect to the Company's HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. These statutory surplus requirements amounted to approximately $176 million and $163 million at December 31, 2000 and 1999, respectively. In addition, the Company's subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. During 2000, the Company's HMO subsidiaries paid dividends to the parent company of approximately $317.6 million, and the Company made cash contributions to its HMO and insurance subsidiaries of approximately $6 million and $4.5 million during 2000 and 1999, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets. In addition, New York State regulatory authorities authorized the repayment in 2000 of a $38 million surplus note plus $6 million in accrued interest by Oxford NY to the parent company. Although the Company received dividends from its HMO subsidiaries in 2000, there can be no assurances that such dividend payments will be made in future periods.

    In September 1998, the National Association of Insurance Commissioners ("NAIC") adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the new minimum capitalization requirements ultimately adopted by each state, there could be an increase in the capital required for certain of the Company's regulated subsidiaries. The Connecticut Department of Insurance has promulgated regulations based on the NAIC model which are applicable to its 2000 annual financial statements. Neither New York nor New Jersey has enacted similar legislation. In addition, the New Jersey Department of Banking and Insurance ("NJDBI") published solvency regulations in June 1999 that resulted in an additional $1.5 million solvency deposit by Oxford NJ. NYSID has announced an intention to strengthen current solvency regulations to allow NYSID to take over failing health plans without a court order; however, capitalization requirements continue to be subject to state interpretation from time to time. The Company believes that the current capitalization of the subsidiaries is sufficient to meet these requirements.

    The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state proportionate to market share to be collected over a three-year period. The Company paid $1.8 million in 2000 related to this assessment and is required to pay similar amounts in 2001 and 2002.

    The Company's medical costs payable was $612.9 million (including $519.3 million of IBNR) as of December 31, 2000 compared with $699.6 million (including $570.7 million for IBNR) as of December 31, 1999, before netting advance claim payments of $43.6 million in 1999. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The liability is also affected by shared risk arrangements, including arrangements relating to the Company's Medicare business in certain counties and Physician Groups. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the North Shore Medicare risk arrangement described below, the Company no longer records a reserve for claims liability since the payment obligation has been transferred to North Shore. The Company has reviewed its Physician Group programs and has terminated most of its arrangements as a result of difficulties and expense associated with administering the program as well as other considerations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

    Outstanding provider advances aggregated approximately $23.5 million at December 31, 2000, and are fully reserved. The Company continues its efforts to recover outstanding advance payments, either through repayment by the provider or application against future claims; however, such recovery can not be assured as many of these advances are in excess of three years old.

     The Company has risk-sharing agreements with a limited number of hospitals and hospital systems covering approximately 33,800 Medicare members. Premium revenues for the Medicare members covered under these agreements totaled approximately $240 million in 2000. North Shore Long Island Jewish Health Systems ("North Shore") and the Company are in discussions with regard to a possible restructuring of their agreement. In connection with these discussions, North Shore has sent a notice of mediation to the Company and has asserted various claims of breach by the Company, including a claim for recission of this agreement. The Company's agreement with Lenox Hill Hospital ("Lenox") is also under renegotiation. In connection with such renegotiation, Lenox has served notice of termination of the agreement. The failure of these arrangements could have a material adverse effect on the Company's Medicare results of operations.

     Financing

    In order to fund operating losses incurred in 1997 and 1998 and make necessary capital contributions to its HMO and insurance subsidiaries, in May 1998, the Company raised a total of $700 million in capital (the "Financing") through the following arrangements: (i) the Company sold $350 million of preferred stock (originally issued as Series A and Series B and later exchanged for Series D Cumulative Preferred Stock, par value $.01 per share (the "Series D Preferred Stock"), and Series E Cumulative Preferred Stock, par value $.01 per share (the "Series E Preferred Stock", together with the Series D Preferred Stock, the "Preferred Stock")) to TPG Partners II, L.P. (formerly TPG Oxford
LLC) and certain of its affiliates and designees ("TPG Investors") under an Investment Agreement, dated as of February 23, 1998, as amended (the "Investment Agreement"), together with Series A and Series B warrants to acquire up to 22,530,000 shares of the Company's common stock at an exercise price of $17.75;
(ii) the Company issued $200 million of 11% Senior Notes due 2005 (the "Senior Notes") and (iii) the Company entered into a Term Loan Agreement, dated as of May 13, 1998 (the "Term Loan"), pursuant to which the Company borrowed $150 million in the form of a senior secured term loan. Simultaneously with these transactions, Norman C. Payson, M.D., the Company's Chairman and Chief Executive Officer, purchased 644,330 newly issued shares of Oxford common stock for a purchase price of $10 million.

    In February 2000, the Company commenced a capital restructuring with the repurchase of (i) $130 million of Series E Preferred Stock and Series D Preferred Stock and (ii) $19 million of loans outstanding under its existing Term Loan. In May 2000, the Company prepaid the remaining $131 million balance of the Term Loan, including pre-payment premiums, for a total amount of $134.3 million. During the second half of 2000, the Company repurchased or tendered all of its $200 million Senior Notes and paid $22.4 million in tender and consent premiums. The purchase price for each $1,000 principal amount of the remaining Senior Notes validly tendered and accepted was determined based on a fixed spread of 0.5% over the yield to maturity of the 7.5% U.S. Treasury Note due May 15, 2002. All of the outstanding Senior Notes were tendered with consent. The total purchase price, including tender and consent premiums, was approximately $215.9 million, or $1,115.50 per $1,000 principal amount. In addition, in December 2000, the Company consummated an exchange and repurchase agreement pursuant to which, among other things, (i) the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the warrants and (ii) TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock (the "Recapitalization"). The TPG Investors agreed not to sell the newly issued shares of common stock prior to February 15, 2001. In connection with the Recapitalization in the fourth quarter of 2000, the Company incurred costs of approximately $38.5 million related to the write-off of unamortized Preferred Stock discount and costs from the original issuance in 1998 and related transaction fees. Accordingly, as of the end of 2000, the Company had no warrants, Preferred Stock or Senior Notes remaining outstanding.

     During 2000, the Company recorded an extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, in connection with the prepayment of the Term Loan and the repurchase or tender of its $200 million Senior Notes. The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs.

     Simultaneously with the consummation of the Recapitalization and the tender offer for the Senior Notes, the Company entered into new senior bank facilities totaling $250 million, $175 million of which is a 5 -1/2 year term loan (the "New Term Loan") and $75 million of which is a 5 year revolving credit facility (the "Revolver", together with the New Term Loan, the "Senior Credit Facilities"). The proceeds of the New Term Loan were used, along with available Company cash, to fund the Recapitalization. The Company has not drawn on the Revolver. The only Company debt outstanding as of December 31, 2000 was the $175 million New Term Loan and $5.7 million of capital leases.

     The agreement governing the Senior Credit Facilities (the "Credit Agreement"), provides for scheduled quarterly repayments of principal of the New Term Loan in annual amounts with a final maturity of June 2006. The Credit Agreement provides for voluntary prepayments of principal and voluntary reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Mandatory prepayments of principal and/or reductions in the Revolver are required from (1) the net proceeds from the sale of assets, subject to certain exceptions; (2) 50% of the net proceeds from certain equity issuances; (3) the net proceeds from the issuance of debt securities; and (4) 50% of excess cash flow, as defined, beginning with the quarter ending June 30, 2001. The Credit Agreement also provides for mandatory prepayment of the entire amount outstanding under the Senior Credit Facilities at a 1% premium upon the occurrence of a change in control (as defined). Based on financial projections for 2001 and 2002, including anticipated dividends from the regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expects to repay the New Term Loan prior to its scheduled maturity.

     The commitment under the Revolver shall be reduced to $50 million plus the then outstanding amount upon the settlement of certain securities litigation, and $50 million on January 1, 2005, with the expiration of all commitments under the Revolver on December 31, 2005.

    Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate ("Base Rate Borrowings") or LIBOR plus an applicable margin based on the Company's credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. As of December 31, 2000, the interest rate on the New Term Loan, utilizing the Base Rate Borrowing option, was 12%. As a result of a decline in the prime rate, the Base Rate option applicable to borrowings under the Senior Credit Facilities decreased to 11.5% on January 4, 2001. On January 12, 2001, the New Term Loan was converted to a LIBOR basis. Currently interest is being calculated based on an $87 million tranche at a rate of 9.26125% through March 12, 2001 and an $88 million tranche at a rate of 8.96875% through July 12, 2001. The average interest rate is approximately 9.1% through March 12, 2001. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver.

     The Senior Credit Facilities grant a first priority lien to the Lenders on all property of the Company and material non-regulated subsidiaries and all capital stock of its material subsidiaries, require the Company to maintain certain financial ratios and prohibit certain restricted payments, as defined.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's consolidated balance sheet as of December 31, 2000 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, generally averaging 2 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment policies are subject to revision based upon market conditions and the Company's cash flow and tax strategies, among other factors. The Company's investment in equity securities as of December 31, 2000 was not significant.

     In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of December 31, 2000 by approximately $20.6 million and $40.9 million, respectively (compared to $20.6 million and $40.5 million as of December 31 1999, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company's investment in debt securities as of December 31, 2000 by approximately $20.7 million and $41.9 million, respectively (compared to $21.2 million and $42.3 million as of December 31, 1999, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in-line with the estimated values.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Consolidated Financial Statements and Schedule on page 43.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.          EXECUTIVE COMPENSATION
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10 through 13 is incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2000.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM
                  8-K

(a)  Exhibits and Financial Statement Schedule

     1. All financial statements - see Index to Consolidated Financial Statements and Schedule on page 43.

     2. Financial statement schedule - see Index to Consolidated Financial Statements and Schedule on page 43

     3.   Exhibits - see Exhibit Index beginning on page 72.

(b)  Reports on Form 8-K

    In a report on Form 8-K dated October 25, 2000 and filed on October 26, 2000, the Company reported, under Item 5. "Other Events", its earnings press release for the third quarter of 2000.

    In a report on Form 8-K dated December 22, 2000 and filed on December 27, 2000, the Company reported, under Item 5. "Other Events", the completion of the $220 million TPG Exchange and Repurchase Agreement and related senior bank facilities.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February, 2001.

                                         OXFORD HEALTH PLANS, INC.

                                         By:     /s/ NORMAN C. PAYSON, M.D.
                                            -----------------------------------
                                                  NORMAN C. PAYSON, M.D.
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons on behalf of the Registrant on February 20, 2001 in the capacities indicated.


Signature                                         Title
---------                                         -----
/s/  NORMAN C. PAYSON, M.D.              Principal Executive Officer,
---------------------------
Norman C. Payson, M.D.                   and Chairman of the Board


/s/ KURT B. THOMPSON                     Principal Financial Officer
---------------------------
 Kurt B. Thompson


/s/ MARC M. KOLE                         Principal Accounting Officer
---------------------------
Marc M. Kole


/s/ FRED F. NAZEM                        Director
---------------------------
Fred F. Nazem


/s/ DAVID BONDERMAN                      Director
---------------------------
David Bonderman


/s/ JONATHAN J. COSLET                   Director
---------------------------
Jonathan J. Coslet

                                         Director
---------------------------
James G. Coulter


/s/ ROBERT B. MILLIGAN, JR.              Director
---------------------------
Robert B. Milligan, Jr.


/s/  BENJAMIN H. SAFIRSTEIN, M.D.        Director
---------------------------------
Benjamin H. Safirstein, M.D.


/s/  THOMAS A. SCULLY                    Director
---------------------------
Thomas A. Scully

                                         Director
---------------------------
Kent J. Thiry


/s/ JOSEPH W. BROWN                      Director
---------------------------
Joseph W. Brown

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                  Page
Independent Auditors' Report ..................................................................     44
Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................     45
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 ....     46
Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive Earnings (Loss)
     for the years ended December 31, 2000, 1999 and 1998 .....................................     47
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ....     48
Notes to Consolidated Financial Statements ....................................................     50

Financial Statement Schedule:
I    Condensed Financial Information of Registrant ............................................     69


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

    We have audited the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        Ernst & Young LLP

New York, New York
January 26, 2001

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                      (In thousands, except share amounts)


                                     ASSETS

Current assets:                                                                                 2000                 1999
---------------                                                                                 ----                 ----
    Cash and cash equivalents                                                                $   198,632         $   332,882
    Investments - available-for-sale, at fair value                                              868,380             829,054
    Premiums receivable, net                                                                      56,694              64,071
    Other receivables                                                                             80,994              32,588
    Prepaid expenses and other current assets                                                      4,761               3,862
    Deferred income taxes                                                                         46,102              68,266
                                                                                             -----------         -----------
        Total current assets                                                                   1,255,563           1,330,723

Property and equipment, net                                                                       19,779              49,519
Deferred income taxes                                                                            102,133             231,512
Restricted investments - held-to-maturity, at amortized cost                                      57,194              61,603
Other noncurrent assets                                                                            9,941              13,531
                                                                                             -----------         -----------
        Total assets                                                                         $ 1,444,610         $ 1,686,888
                                                                                             ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Medical costs payable                                                                    $   612,930         $   656,063
    Current portion of long term debt                                                            147,000                --
    Trade accounts payable and accrued expenses                                                  103,459             122,345
    Unearned premiums                                                                             88,299              97,155
    Current portion of capital lease obligations                                                   5,700              12,467
                                                                                             -----------         -----------
        Total current liabilities                                                                957,388             888,030

Long-term debt                                                                                    28,000             350,000
Obligations under capital leases                                                                    --                 5,787
Redeemable preferred stock                                                                          --               344,316

Shareholders' equity:
    Preferred stock, $.01 par value, authorized 2,000,000 shares;
      none issued and outstanding                                                                   --                  --
    Common stock, $.01 par value, authorized 400,000,000 shares;
      issued and outstanding 98,304,384 in 2000 and 81,986,457 in 1999                               983                 820
    Additional paid-in capital                                                                   561,857             488,030
    Accumulated deficit                                                                         (107,256)           (372,350)
    Accumulated other comprehensive earnings (loss)                                                3,638             (17,745)
                                                                                             -----------         -----------
        Total shareholders' equity                                                               459,222              98,755
                                                                                             -----------         -----------
        Total liabilities and shareholders' equity                                           $ 1,444,610         $ 1,686,888
                                                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (In thousands, except per share amounts)

                                                                                         2000            1999            1998
                                                                                         ----            ----            ----
Revenues:
    Premiums earned                                                                   $4,023,397     $ 4,099,556     $ 4,612,328
    Third-party administration, net                                                       15,390          15,578          17,838
    Investment and other income, net                                                      73,015          82,632          89,245
                                                                                      ----------     -----------     -----------
      Total revenues                                                                   4,111,802       4,197,766       4,719,411
                                                                                      ----------     -----------     -----------
Expenses:
    Health care services                                                               3,116,544       3,365,340       4,353,537
    Marketing, general and administrative                                                476,422         599,151         772,015
    Interest and other financing charges                                                  34,332          49,626          57,090
    Restructuring charges                                                                      -          19,963         113,657
    Write-downs of strategic investments                                                       -               -          38,341
                                                                                      ----------     -----------     -----------
      Total expenses                                                                   3,627,298       4,034,080       5,334,640
                                                                                      ----------     -----------     -----------

Operating earnings (loss) before income
   taxes and extraordinary items                                                         484,504         163,686        (615,229)
Income tax expense (benefit)                                                             199,085        (156,254)        (18,437)
                                                                                      ----------     -----------     -----------
Net earnings (loss) before extraordinary items                                           285,419         319,940        (596,792)
Extraordinary items - Loss on early retirement of
debt, net of income tax benefits of $13,916                                              (20,325)              -               -
                                                                                      ----------     -----------     -----------
Net earnings (loss)                                                                      265,094         319,940        (596,792)
Less preferred dividends and amortization                                                (73,791)        (45,500)        (27,668)
                                                                                      ----------     -----------     -----------
Net earnings (loss) attributable to common shares                                      $ 191,303        $274,440      $ (624,460)
                                                                                      ==========     ===========     ===========
Earnings (loss) per common share - basic:
      Earnings (loss) before extraordinary items                                           $2.50         $  3.38      $    (7.79)
      Extraordinary items                                                                  (0.24)              -               -
                                                                                      ----------     -----------     -----------
      Net earnings (loss) per common share                                                 $2.26         $  3.38      $    (7.79)
                                                                                      ==========     ===========     ===========
Earnings (loss) per common share - diluted:
       Earnings (loss) before extraordinary items                                       $   2.24           $3.26       $   (7.79)
       Extraordinary items                                                                 (0.22)              -               -
                                                                                      ----------     -----------     -----------
       Net earnings (loss) per common share                                             $   2.02           $3.26        $  (7.79)
                                                                                      ==========     ===========     ===========
Weighted-average common stock and common stock equivalents outstanding:
      Basic                                                                               84,728          81,273          80,120
      Effect of dilutive securities:
      Stock options                                                                        4,779           2,958               -
      Warrants                                                                             5,066               -               -
                                                                                      ----------     -----------     -----------
      Diluted                                                                             94,573          84,231          80,120
                                                                                      ==========     ===========     ===========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE EARNINGS (LOSS)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)

                                                          Common Stock
                                                          ------------
                                                                                                                         Accumulated
                                                                                                                            Other
                                                                                                            Compre-        Compre-
                                                                                Additional    Retained      hensive        hensive
                                                     Number of        Par        Paid-In      Earnings      Earnings       Earnings
                                                      Shares         Value       Capital      (Deficit)      (Loss)         (Loss)
                                                      ------         -----       -------      ---------      ------         ------
Balance at January 1, 1998                              79,474     $     795    $ 437,653     $ (95,498)    $      --     $   6,266
Exercise of stock options                                  397             4        2,651            --            --          --
Proceeds from sale of common stock                         645             6        9,994            --            --          --
Issuance of warrants                                        --            --       67,000            --            --          --
Compensatory stock grants under executive
  stock agreements                                          --            --       16,613            --            --          --
Preferred stock dividends and amortization of
  discount                                                  --            --      (26,103)           --            --          --
Amortization of preferred stock issuance costs              --            --       (1,565)           --            --          --
Net loss                                                    --            --           --      (596,792)    $(596,792)         --
Depreciation in value of available-for-sale
  securities, net of deferred taxes                         --            --           --            --        (2,129)       (2,129)
                                                                                                            ---------
Comprehensive loss                                                                                          $(598,921)
                                                     ---------     ---------    ---------     ---------     =========     ---------
Balance at December 31, 1998                            80,516           805      506,243      (692,290)                      4,137

Exercise of stock options                                1,470            15       18,171            --            --          --
Tax benefit realized on exercise of stock options           --            --        2,648            --            --          --
Compensatory stock grants under executive
  stock agreements                                          --            --        6,468            --            --          --
Preferred stock dividends and amortization of
  discount                                                  --            --      (43,136)           --            --          --
Amortization of preferred stock issuance costs              --            --       (2,364)           --            --          --
Net income                                                  --            --           --       319,940     $ 319,940          --
Depreciation in value of available-for-sale
  securities, net of deferred taxes                         --            --           --            --       (21,882)      (21,882)
                                                                                                            ---------
Comprehensive earnings                                                                                      $ 298,058
                                                     ---------     ---------    ---------     ---------     =========     ---------
Balance at December 31, 1999                            81,986           820      488,030      (372,350)                    (17,745)

Exercise of stock options                                5,332            53       64,537            --            --          --
Issuance of common shares                               10,986           110      194,900            --            --          --
Tax benefit realized on exercise of stock options           --            --       27,665            --            --          --
Repurchase of warrants                                      --            --     (141,408)           --            --          --
Compensatory stock grants under executive
  stock agreements                                          --            --        1,924            --            --          --
Preferred stock dividends and amortization of
  discount                                                  --            --      (30,978)           --            --          --
Amortization of preferred stock issuance costs              --            --       (1,728)           --            --          --
Write-off of preferred stock discount and costs             --            --      (41,085)           --            --          --
Net income                                                  --            --           --       265,094     $ 265,094          --
Appreciation in value of available-for-sale
  securities, net of deferred taxes                         --            --           --            --        21,383        21,383
                                                                                                            ---------
Comprehensive earnings                                                                                      $ 286,477
                                                     ---------     ---------    ---------     ---------     =========     ---------
Balance at December 31, 2000                            98,304     $     983    $ 561,857     $(107,256)                  $   3,638
                                                     =========     =========    =========     =========                   =========

See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


Cash flows from operating activities:                                                2000             1999              1998
-------------------------------------                                                ----             ----              ----
    Net earnings (loss)                                                          $   265,094       $   319,940       $  (596,792)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
        Depreciation and amortization                                                 34,229            54,542            67,141
        Deferred income taxes                                                        190,596          (159,563)          (18,437)
        Extraordinary items                                                           20,325              --                --
        Realized loss (gain) on sale of investments                                     (111)            5,181           (10,695)
        Loss (gain) on sale of assets                                                  5,365            (9,500)             --
        Non-cash restructuring charges and write-downs
           of strategic investments                                                     --               8,355           101,547
        Provision (credit )for doubtful accounts and advances                           --              (4,200)           60,209
        Other, net                                                                      --               6,468            13,289
        Changes in assets and liabilities:
           Premiums receivable                                                         7,377            46,183           130,183
           Other receivables                                                         (48,406)            7,290             2,679
           Prepaid expenses and other current assets                                    (899)            2,526               351
           Medical costs payable                                                     (43,133)         (189,934)           62,238
           Trade accounts payable and accrued expenses                               (19,853)          (39,995)           33,802
           Income taxes payable/refundable                                              --                --             121,102
           Unearned premiums                                                          (8,856)           (8,838)          (18,610)
           Other, net                                                                  2,976            (2,927)            5,511
                                                                                 -----------       -----------       -----------
             Net cash provided (used) by operating activities                        404,704            35,528           (46,482)
                                                                                 -----------       -----------       -----------
Cash flows from investing activities:
    Capital expenditures                                                             (12,774)           (8,987)          (40,045)
    Purchases of available-for-sale securities                                      (466,999)         (868,655)       (1,353,403)
    Sales and maturities of available-for-sale securities                            450,082           919,940           996,988
    Proceeds from sale of assets                                                       2,734            12,450              --
    Acquisitions, net of cash acquired                                                  --                --              (1,312)
    Investments in and advances to unconsolidated affiliates                            --                --              (5,410)
    Other, net                                                                         7,730             3,237              (307)
                                                                                 -----------       -----------       -----------
             Net cash provided (used) by investing activities                        (19,227)           57,985          (403,489)
                                                                                 -----------       -----------       -----------
Cash flows from financing activities:
    Proceeds from exercise of stock options                                           64,590            18,186             2,655
    Payments under capital leases                                                    (12,554)          (16,534)           (5,463)
    Proceeds of notes and loans payable                                              175,000              --             550,000
    Redemption of notes and loans payable                                           (376,050)             --            (200,000)
    (Redemption of) proceeds from preferred stock, net of issuance expenses         (208,592)             --             271,148
    (Redemption of) proceeds from warrants                                          (142,122)             --              67,000
    Cash dividends paid on preferred stock                                           (13,792)             --                --
    Proceeds from issuance of common stock                                              --                --              10,000
    Debt issuance expenses                                                            (6,207)             --             (11,793)
                                                                                 -----------       -----------       -----------
             Net cash provided (used) by financing activities                       (519,727)            1,652           683,547
                                                                                 -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                                (134,250)           95,165           233,576
Cash and cash equivalents at beginning of year                                       332,882           237,717             4,141
                                                                                 -----------       -----------       -----------
Cash and cash equivalents at end of year                                         $   198,632       $   332,882       $   237,717
                                                                                 ===========       ===========       ===========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)
                                   (Continued)

                                                                             2000          1999            1998
                                                                             ----          ----            ----
Supplemental schedule of non-cash investing and financing activities:
    Unrealized appreciation (depreciation) of investments                  $ 23,911      $(21,882)      $ (4,255)
    Capital lease obligations incurred                                         --            --           40,251
    Preferred stock dividends paid in-kind                                    4,565        30,486         18,548
    Amortization of preferred stock discount                                 12,619        12,650          7,555
    Amortization of preferred stock issuance expenses                         1,728         2,364          1,565
    Tax benefit realized on exercise of stock options                        27,665         2,648           --
    Exchange of warrants for common stock                                   195,008          --             --
    Write-off of preferred stock discount and costs                          40,373          --             --


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

    Oxford's HMOs, Oxford Health Plans (NY), Inc. ("Oxford NY"), Oxford Health Plans (NJ), Inc. ("Oxford NJ") and Oxford Health Plans (CT), Inc. ("Oxford CT"), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. ("OHI") currently does business under accident and health insurance licenses granted by the Department of Insurance in the states of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

    (b) Premium revenue. Membership contracts are generally established on a yearly basis subject to cancellation by the employer group or Oxford upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from the federal Health Care Financing Administration ("HCFA") on a monthly basis for its Medicare membership. In 2000, premiums received from HCFA represented approximately 16.8% of the Company's total premium revenue earned. Membership and category eligibility are periodically reconciled with HCFA and could result in revenue adjustments. The Company is not aware of any material claims, disputes or settlements relating to revenues it has received from HCFA. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts of $10 million in 2000 and 1999, respectively and retroactive billing adjustments of approximately $18.6 million and $30.9 million in 2000 and 1999, respectively. Operations include net write-off's and other adjustments of approximately $1.1 million and $26.1 million in 2000 and 1999, respectively, net of the changes in the valuation allowances. Unearned premiums represent the portion of premiums received for which Oxford is not obligated to provide services until a future date. All other material revenue is generated from investments, as described in (f) below.

    (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of certain medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers' claims submitted and provisions for incurred but not reported or paid claims ("IBNR"). The Company estimates the provision for IBNR using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period. Medical costs payable also reflects surplus or deficit experience for physicians participating in risk-sharing arrangements and payments required by public policy initiatives. Advances to providers for delayed claims amounting to $23.5 million and $43.6 million, net of valuation reserves of $23.5 million and $30.8 million, as of December 31, 2000 and 1999, respectively, have been applied against medical claims payable in the accompanying consolidated balance sheets. Reductions to provider advance reserves of approximately $7.3 million and $4.2 million in 2000 and 1999, respectively, as a result of better than expected recoveries, were credited to operations. Management believes that the Company's reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates. The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company's historical experience. Anticipated investment income is not included in the determination of premium deficiency reserves since its effect is deemed to be immaterial. The Company evaluates the need for premium deficiency reserves on a quarterly basis. Premium deficiency reserves aggregated approximately $9.8 million and $26.6 million as of December 31, 2000 and 1999, respectively. Such reserves are included in medical costs payable in the accompanying consolidated balance sheets.

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

    (f) Investments. Investments are classified as either available-for-sale or held-to-maturity. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized costs. The Company has determined that all other investments might be sold prior to maturity to support its investment strategies. Accordingly, these other investments are classified as available-for-sale and are stated at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from earnings and are reported in accumulated other comprehensive earnings (loss), net of income tax effects where applicable. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Investment income is recognized in accordance with GAAP, accrued when earned and included in investment and other income.

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

    (h) Computer software costs. Internal and external direct and incremental costs of $3.3 million and $3.1 million incurred in developing or obtaining computer software for internal use were capitalized for the years ended December 31, 2000 and 1999, respectively. These costs are presented in property and equipment and are being amortized using the straight-line method over their estimated useful lives, generally two years. Prior to 1999, computer software costs were expensed as incurred.

    (i) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation reserve against the estimated amounts of deferred taxes that it believes do not meet the more likely than not recognition criteria.

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

     (l) Stock option plans. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied (see Note 8). With respect to the independent contractor grants, it is the Company's policy to record such grants and re-issuance grants issued after December 15, 1995, based on the fair market value measurement criteria of SFAS 123.

    (m) Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

    (n) Use of estimates. The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    (o) Reporting comprehensive income. The changes in value of available-for-sale securities as reported in the consolidated statements of shareholders' equity (deficit) and comprehensive earnings (loss) include unrealized holding gains (losses) on available-for-sale securities of $6.2 million, $(27.1) million and $6.4 million in 2000, 1999 and 1998, respectively, reduced by the tax effects of $2.5 million in 2000 and $1.6 million in 1998 and reclassification adjustments of $17.7 million, $5.2 million and $(10.7) million in 2000, 1999 and 1998, respectively.

(3)    INVESTMENTS

    The following is a summary of marketable securities as of December 31, 2000 and 1999:

                                                                        Gross         Gross
(In thousands)                                          Amortized     Unrealized    Unrealized     Fair
December 31, 2000:                                        Cost          Gains         Losses       Value
------------------                                        ----          -----         ------       -----
    Available-for-sale:
      U.S. government obligations                       $385,871      $  5,157      $  1,517      $389,511
      Corporate obligations                              456,079         4,238         2,045       458,272
      Municipal bonds                                     20,264           333             -        20,597
                                                        --------      --------      --------      --------
          Total investments                             $862,214      $  9,728      $  3,562      $868,380
                                                        ========      ========      ========      ========
    Held-to-maturity - U.S. government obligations      $ 57,194      $    890      $     11      $ 58,073
                                                        ========      ========      ========      ========

December 31, 1999:                                        Cost          Gains        Losses        Value
------------------                                        ----          -----        ------        -----
    Available-for-sale:
      U.S. government obligations                       $385,529      $      -      $  7,556      $377,973
      Corporate obligations                              435,910           309        10,137       426,082
      Municipal bonds                                     25,360             -           361        24,999
                                                        --------      --------      --------      --------
          Total investments                             $846,799      $    309      $ 18,054      $829,054
                                                        ========      ========      ========      ========
    Held-to-maturity - U.S. government obligations      $ 61,603      $      -      $    346      $ 61,257
                                                        ========      ========      ========      ========

    The amortized cost and estimated fair value of marketable debt securities at December 31, 2000, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

                                              Available-for-Sale          Held-to-Maturity
                                              ------------------          ----------------
                                            Amortized       Fair        Amortized       Fair
(In thousands)                                Cost          Value          Cost         Value
--------------                                ----          -----          ----         -----
Due in one year or less                     $ 76,315      $ 76,222      $ 19,254      $ 19,254
Due after one year through five years        744,639       749,996        37,940        38,819
Due after five years through ten years        41,260        42,162            --            --
                                            --------      --------      --------      --------
    Total                                   $862,214      $868,380      $ 57,194      $ 58,073
                                            ========      ========      ========      ========


Certain information related to marketable securities is as follows:

(In thousands)                                                               2000            1999            1998
--------------                                                               ----            ----            ----
Proceeds from sale or maturity of available-for-sale securities           $ 430,682       $ 916,231       $ 993,488
Proceeds from maturity of held-to-maturity securities                        19,400           3,709           3,500
                                                                          ---------       ---------       ---------
Total proceeds from sale or maturity of marketable securities             $ 450,082       $ 919,940       $ 996,988
                                                                          =========       =========       =========

Gross realized gains on sale of available-for-sale securities             $   2,192       $   2,474       $  19,986
Gross realized losses on sale of available-for-sale securities               (2,081)         (7,655)         (9,291)
                                                                          ---------       ---------       ---------
Net realized gains (losses) on sale of marketable securities              $     111       $  (5,181)      $  10,695
                                                                          =========       =========       =========

Net unrealized gain (loss) on available-for-sale securities included
    in comprehensive earnings (loss)                                      $  23,911       $ (21,882)      $  (4,255)
Deferred income tax benefit (expense)                                        (2,528)           --             2,126
                                                                          ---------       ---------       ---------
Other comprehensive earnings (loss)                                       $  21,383       $ (21,882)      $  (2,129)
                                                                          =========       =========       =========

    Net investment income in 2000, 1999 and 1998 was $77.4 million, $62.1 million and $79.8 million, respectively. Other income includes a $5.4 million loss on the sale of fixed assets, a $1.5 million investment valuation loss, and a gain on disposition of assets of $1.6 million in 2000, a $13.5 million gain on the sale of the New York Medicaid business and a $7 million gain on the sale of the assets of the Company's wholly-owned subsidiary, Direct Script, Inc. in 1999, and a $5.1 million gain related to the sale of the New Jersey Medicaid business in 1998.

(4)    INCOME TAXES

Income tax expense (benefit) consists of:

(In thousands)                         Current        Deferred         Total
--------------                         -------        --------         -----
Year ended December 31, 2000:
    Federal                           $      --      $ 155,257       $ 155,257
    State and local                       1,180         42,648          43,828
                                      ---------      ---------       ---------
      Total                           $   1,180      $ 197,905       $ 199,085
                                      =========      =========       =========

Year ended December 31, 1999:
    Federal                           $      --      $(150,406)      $(150,406)
    State and local                          --         (5,848)         (5,848)
                                      ---------      ---------       ---------
      Total                           $      --      $(156,254)      $(156,254)
                                      =========      =========       =========

Year ended December 31, 1998:
    Federal                           $      --      $ (14,371)      $ (14,371)
    State and local                        --           (4,066)         (4,066)
                                      ---------      ---------       ---------
      Total                           $      --      $ (18,437)      $ (18,437)
                                      =========      =========       =========

    Cash paid (received) for income taxes was approximately $8.6 million, $3 million and $(113) million for 2000, 1999 and 1998, respectively. Cash paid for income taxes in 2000 and 1999 principally represents estimated federal alternative minimum taxes.

    Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings (loss) before income taxes and extraordinary items as a result of the following:

(In thousands)                                                          2000           1999             1998
--------------                                                          ----           ----             ----
Income tax expense (benefit) at statutory tax rate                   $ 169,576       $  57,290       $(215,330)
State and local income taxes, net of federal income tax benefit         27,719          11,746         (47,143)
Change in valuation allowance                                          (10,000)       (225,002)        245,702
Effect of future tax rates on deferred state and local tax assets       11,790              --              --
Other, net                                                                --              (288)         (1,666)
                                                                     ---------       ---------       ---------
  Income tax expense (benefit)                                       $ 199,085       $(156,254)      $ (18,437)
                                                                     =========       =========       =========

    The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2000 and 1999 are as follows:

(In thousands)                                                                      2000            1999
--------------                                                                      ----            ----
Deferred tax assets:
    Net operating loss carryforwards                                              $  85,340       $ 238,122
    Medical costs payable                                                            12,548          18,363
    Allowance for doubtful accounts                                                  13,630          17,174
    Unearned premiums                                                                 7,191           8,194
    Trade accounts payable and accrued expenses                                       9,593           8,426
    Write-down of investment in affiliate                                            12,960          13,422
    Property and equipment                                                           11,249          11,495
    Restructuring related                                                             5,668           8,929
    Unrealized (appreciation) depreciation of available for sale investments         (2,528)          7,469
    Other                                                                            16,718          10,653
                                                                                  ---------       ---------
      Total gross deferred assets                                                   172,369         342,247
    Less valuation allowances                                                       (24,134)        (42,469)
                                                                                  ---------       ---------
      Total deferred tax assets                                                   $ 148,235       $ 299,778
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

    In light of the Company's progress during 1999 and 2000 in its Turnaround Plan, estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal net operating loss carryforwards and certain other temporary differences. The income tax expense (benefit) recorded for the years ended December 31, 2000 and 1999 includes the reversal of $10 million and $225 million, respectively, of deferred tax valuation allowances. The remaining valuation allowance at December 31, 2000 of $24.1 million relates primarily to capital loss carryforwards and certain state net operating loss carryforwards. The Company adjusted its net deferred tax assets during 2000 for the effects of changes in tax rates relating to the periods when the net deferred state and local tax assets are expected to reverse. The impact was to increase the current year income tax expense by approximately $11.8 million. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2000.

    As of December 31, 2000, the Company has federal net operating loss carryforwards of approximately $202 million, which, if unused, will begin to expire in 2012.

(5)    PROPERTY AND EQUIPMENT

     Property and equipment, net of accumulated depreciation is as follows:

                                                   As of December 31,
                                                   ------------------
(In thousands)                                    2000           1999
--------------                                    ----           ----
Land and buildings                             $      40       $      40
Furniture and fixtures                            11,075          11,732
Equipment                                         65,446         135,551
Leasehold improvements                            33,572          35,291
                                               ---------       ---------
    Property and equipment, gross                110,133         182,614
Accumulated depreciation and amortization        (90,354)       (133,095)
                                               ---------       ---------
    Property and equipment, net                $  19,779       $  49,519
                                               =========       =========

     Depreciation and amortization of property and equipment aggregated $32.8 million, $49.8 million and $63.7 million during the years ended December 31, 2000, 1999 and 1998, respectively.

     As part of an agreement to outsource certain information technology operations (see Note 10), during the fourth quarter of 2000 the Company sold certain computer-related equipment, with a cost of approximately $79.6 million and a net book value of approximately $7.9 million, at its estimated fair market value and recognized a loss on disposal of approximately $5.4 million, which is included in investment and other income, net.

(6)    DEBT

Debt consists of the following:

                                   As of December 31,
                                   ------------------
(In thousands)                    2000           1999
--------------                    ----           ----
Senior Secured Term Loan       $ 175,000       $    --
Revolving Credit Facility             --            --
11% Senior Notes                      --         200,000
Term Loan                             --         150,000
                               ---------       ---------
                               $ 175,000       $ 350,000
Less current portion            (147,000)           --
                               ---------       ---------
Long-term debt                 $  28,000       $ 350,000
                               =========       =========


     The Company entered into a Credit Agreement, dated as of December 22, 2000 (the "Credit Agreement"), that provides for a senior secured term loan ("New Term Loan") and a revolving credit facility ("Revolver", together with the New Term Loan, the "Senior Credit Facilities"), with several financial institutions ("Lenders") that provides for maximum borrowings under the New Term Loan of $175 million and $75 million under the Revolver. The proceeds of the New Term Loan, along with available Company cash, were used to fund the Recapitalization described in Note 7. The Company has not drawn on the Revolver.

     The New Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006.

     The Credit Agreement provides for voluntary prepayments of principal and voluntary reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Mandatory prepayments of principal and/or reductions in the Revolver are required from (1) the net proceeds from the sale of assets, subject to certain exceptions; (2) 50% of the net proceeds from certain equity issuances; (3) the net proceeds from the issuance of debt securities; and (4) 50% of excess cash flow, as defined, beginning with the quarter ending June 30, 2001. The Credit Agreement also provides for mandatory prepayment of the entire amount outstanding under the Senior Credit Facilities at a 1% premium upon the occurrence of a change in control (as defined). Based on the Company's current estimates of available cash flow for 2001 and 2002 as well as scheduled repayments, the Company expects the New Term Loan to be repaid prior to maturity. A portion of the debt has been classified as current based on these estimates.

     The commitment under the Revolver shall be reduced to $50 million plus the then outstanding amount upon the settlement of certain securities litigation (see Note 16), and $50 million on January 1, 2005, with the expiration of all commitments under the Revolver on December 31, 2005.

    Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate ("Base Rate Borrowings") or LIBOR plus an applicable margin based on the Company's credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. As of December 31, 2000, the interest rate on the New Term Loan, utilizing the Base Rate Borrowing option, was 12%. As a result of a decline in the prime rate, the interest rate applicable to borrowings under the Senior Credit Facilities decreased to 11.5% on January 4, 2001. On January 12, 2001, the New Term Loan was converted to a LIBOR basis. Currently, interest is being calculated based on an $87 million tranche at a rate of 9.26125% through March 12, 2001 and an $88 million tranche at a rate of 8.96875% through July 12, 2001. The average interest rate is approximately 9.1% through March 12, 2001. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver.

     The Senior Credit Facilities grant a first priority lien to the Lenders on all property of the Company and material non-regulated subsidiaries, and all capital stock of its material subsidiaries and provides that the Company maintain certain financial ratios and prohibits certain restricted payments, as defined.

     The costs incurred in connection with the issuance of the New Term Loan and Revolver, aggregating approximately $4.3 million and $1.9 million, respectively, have been capitalized and are being amortized over periods of 18 months to 60 months.

     During the second half of 2000, the Company repurchased or tendered all of its $200 million 11% Senior Notes due 2005 (the "Senior Notes") and paid $22.4 million in premiums. The purchase price for each $1,000 principal amount of the remaining Senior Notes validly tendered and accepted was determined based on a fixed spread of 0.5% over the yield to maturity of the 7.5% U.S. Treasury Note due May 15, 2002. All of the outstanding Senior Notes were tendered with consent. The total purchase price, including tender and consent premiums, was approximately $215.9 million, or $1,115.50 per $1,000 principal amount.

     During 2000, the Company redeemed $150 million outstanding under the Term Loan Agreement due 2003 ("Term Loan") prior to maturity. Proceeds from dividend and surplus note repayments received from the Company's HMO subsidiaries were used to redeem the Term Loan. The Term Loan bore interest at a rate equal to the administrative agent's reserve adjusted LIBOR rate plus 4.25%. As of December 31, 1999, the interest rate on the Term Loan was 10.7125%. Interest was payable semi-annually on May 15 and November 15.

     As a result of the redemption of the Senior Notes and the Term Loan in 2000 as discussed above, the Company recorded an extraordinary charge of $20.3 million, or $0.22 per diluted share, net of income tax benefits of $13.9 million. The extraordinary charge represents the payment of redemption premiums, transaction costs and the write off of deferred finance costs, net of related tax benefits.

     The Company made cash payments for interest expense on indebtedness and delayed claims of approximately $35.5 million, $53 million and $38.7 million in 2000, 1999 and 1998, respectively.

(7)    REDEEMABLE PREFERRED STOCK

Activity for redeemable preferred stock is as follows: (in thousands):

(In thousands)                                         2000            1999
--------------                                         ----            ----
Beginning balance                                 $ 344,316       $ 298,816
Accrued  in-kind dividends                            4,565          30,486
Accrued cash dividends                               13,792            --
Cash dividends paid                                 (13,792)           --
Redemption of principal in cash                    (208,592)           --
Redemption of principal to exercise warrants       (195,008)           --
Write-off preferred stock discount and costs         40,373            --
Amortization of discount                             12,619          12,650
Amortization of issuance expenses                     1,727           2,364
                                                  ---------       ---------
Ending balance                                    $      --       $ 344,316
                                                  =========       =========


    In order to fund operating losses incurred in 1997 and 1998 and necessary capital contributions to its HMO and insurance subsidiaries, in May 1998, the Company raised a total of $700 million in a series of capital transactions including the sale of $350 million of preferred stock (originally issued as Series A and Series B and later exchanged for Series D Cumulative Preferred Stock, par value $.01 per share (the "Series D Preferred Stock") and Series E Cumulative Preferred Stock, par value $.01 per share (the "Series E Preferred Stock", together with the Series D Preferred Stock, the "Preferred Stock")) to TPG Partners II, L.P. (formerly TPG Oxford LLC) and certain of its affiliates and designees ("TPG Investors") under an Investment Agreement, dated as of February 23, 1998, as amended, together with Series A and Series B warrants to acquire up to 22,530,000 shares of the Company's common stock at an exercise price of $17.75.

    In February 2000, the Company commenced a capital restructuring with the repurchase of approximately $130 million of Series E Preferred Stock and Series D Preferred Stock and in December 2000, the Company consummated an exchange and repurchase agreement pursuant to which, among other things, (i) the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the warrants and (ii) TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock (the "Recapitalization"). Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

     As a result of the Recapitalization in the fourth quarter of 2000, and the repurchase of the preferred shares in the first quarter of 2000, the Company recorded a charge against earnings available to common shareholders of approximately $41.1 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs during 2000.

(8)    STOCK OPTION PLANS

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

     The Independent Contractor Plan provides for granting of nonqualified stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from the date of grant. The Employee Plan and the Independent Contractor Plan are administered by a committee consisting of four members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are granted at fair market value on the date of the grant.

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

     Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

                                                        Weighted-Average
                                         Shares         Exercise Prices
                                         ------         ---------------
Outstanding at January 1, 1998         10,206,829       $     37.06
Granted                                11,810,173             12.95
Exercised                                (397,103)             6.67
Cancelled                              (6,319,168)            46.41
                                       ----------
Outstanding at December 31, 1998       15,300,731             15.40
Granted                                 3,634,141             16.74
Exercised                              (1,470,585)            12.35
Cancelled                              (2,201,930)            22.51
                                       ----------
Outstanding at December 31, 1999       15,262,357             15.04
Granted                                 3,512,223             13.75
Exercised                              (5,321,694)            12.11
Cancelled                              (3,058,887)            15.22
                                       ----------
Outstanding at December 31, 2000       10,393,999             16.03
                                       ==========       ===========
Exercisable at December 31, 2000        3,933,287       $     19.13
                                       ==========       ===========

     As of December 31, 2000, there were 17,877,740 shares of common stock reserved for issuance under the plans, including 7,483,741 shares reserved for future grant. As of October 1, 1998, the Company offered certain option holders the right to exchange unexercised options granted subsequent to January 10, 1995 and prior to December 2, 1997 for options equal to one-half the number of unexercised shares exchanged. Exercise prices of options granted during that period ranged from $21.22 per share to $85.812 per share. The options received in exchange were granted at the then current market value of $9.875 per share and vest over a period of three years. A total of 1,234,464 original option shares were exchanged. The Directors, the Chairman, the President, the Chief Executive Officer and certain Executive Vice Presidents were not permitted to participate in this exchange.

     Under the terms of an employment agreement, Norman C. Payson, M.D., the Chief Executive Officer of the Company, was granted on February 23, 1998 a nonqualified stock option (the "Option") to purchase 2,000,000 shares of common stock at an exercise price of $15.52 per share and, in August 1998, a nonqualified stock option (the "Additional Option") was granted to purchase an additional 1,000,000 shares of Company common stock under the 1991 Stock Option Plan. The Option generally provides that 800,000 shares will vest on February 23, 1999, and that the remaining 1,200,000 shares will vest ratably on a monthly basis over the 36 month period ending February 23, 2002, provided in each case that Dr. Payson is employed by the Company on the applicable vesting date. The Option also provides for acceleration of vesting and extended exercisability periods in certain circumstances, including certain terminations of employment and a change in control (as defined in the Employee Plan) of the Company. The difference between the exercise price and the fair market value of the shares subject to the Option on the date of issuance has been accounted for as unearned compensation and is being amortized to expense over the period restrictions lapse. Unearned compensation charged to operations in 2000, 1999 and 1998 was approximately $1.9 million, $2.2 million and $3.2 million, respectively. The Additional Option has an exercise price equal to $6.0625, vests ratably over the four years from the date of grant, and is otherwise subject to the terms and conditions of the Employee Plan. The Additional Option also provides for accelerated vesting following a change in control (as defined in the Employee Plan).

     In the fourth quarter of 1999, terms of the option agreements between the Company and two former executives were amended to allow for an extension of the exercise period. As a result, the Company recorded additional compensation expense of $4.2 million ($2.5 million net of deferred tax benefits) during 1999.

     Information about fixed stock options outstanding at December 31, 2000, is summarized as follows:

                                                                      Weighted -
                                                Weighted -             Average
   Range of                 Number               Average              Remaining
Exercise Prices           Outstanding         Exercise Price       Contractual Life
$5.01 - $10.00              1,806,109              $   6.38              2.7 Years
10.01 -  15.00              3,101,589                 13.10              6.1 Years
15.01 -  20.00              4,666,570                 16.63              5.8 Years
20.01 -  25.00                315,000                 23.02              2.4 Years
25.01 -  50.00                249,731                 44.02              1.5 Years
50.01 -  74.00                255,000                 72.85              2.0 Years
                           ----------
 5.01 -  74.00             10,393,999                 16.03              5.0 Years
 ====    =====             ==========                 =====



     Information about fixed stock options exercisable at December 31, 2000, is summarized as follows:

                                                   Weighted -
   Range of               Number                     Average
Exercise Prices         Exercisable            Exercise Price
---------------         -----------            --------------
$5.01 - $10.00             625,437                 $   6.40
10.01 -  15.00             670,521                    13.17
15.01 -  20.00           1,969,748                    15.89
20.01 -  25.00             235,000                    23.67
25.01 -  50.00             217,581                    45.66
50.01 -  74.00             215,000                    72.64
                         ---------
 5.01 -  74.00           3,933,287                    19.13
 ====    =====           =========                 ========

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans other than for modifications of option terms that result in new measurement dates. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for grants under these plans consistent with the methodology of SFAS 123, the Company's net earnings (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998, would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)                                  2000           1999            1998
----------------------------------------                                  ----           ----            ----
Net earnings (loss) for common shares                As reported        $191,303       $274,440      $(624,460)
                                                     Pro forma          $164,495       $244,422      $(711,311)

Basic earnings (loss) per share                      As reported           $2.26          $3.38         $(7.79)
                                                     Pro forma             $1.94          $3.01         $(8.88)

Diluted earnings (loss) per share                    As reported           $2.02          $3.26         $(7.79)
                                                     Pro forma             $1.74          $2.90         $(8.88)

     The per share weighted-average fair value of stock options granted was $6.91, $8.21 and $9.00 during 2000, 1999, and 1998, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for any year; expected volatility of 75.87%, 73.67% and 72.94%, risk-free interest rates of 6.37%, 5.66% and 5.33% in 2000, 1999 and 1998, respectively, and expected lives of four years for all years.

     In January 2001, the Company granted options to purchase approximately 3 million shares of common stock to employees at the then current market value of $37.06 per share. The options vest ratably over a period of four years.

 (9)   LEASES

     Oxford leases office space and equipment under capital and operating leases. Rent expense under operating leases for the years ended December 31, 2000, 1999, and 1998 was approximately $12.5 million, $14.8 million and $31 million, respectively. The Company's lease terms range from one to five years with certain options to renew. Certain lease agreements provide for escalation of payments based on fluctuations in certain published cost-of-living indices.

     Property held under capital leases is summarized as follows and is included in property and equipment:

(In thousands)                         2000             1999
-----------------------------        --------         --------
Computer equipment                   $ 35,471         $ 35,471
Other equipment                           671              671
                                     --------         --------
    Gross                              36,142           36,142
Less accumulated amortization         (31,572)         (19,543)
                                     --------         --------
 Net capital lease assets            $  4,570         $ 16,599
                                     ========         ========

     Future minimum lease payments required under capital and operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 were as follows:

                                                    Capital        Operating
(In thousands)                                       Leases          Leases
--------------                                       ------          ------
2001                                                 $5,913         $ 11,500
2002                                                      -            9,100
2003                                                      -            7,600
2004                                                      -            5,000
2005                                                      -            2,200
Thereafter                                                -            1,100
                                                     ------         --------
Total minimum future rental payments                  5,913          $36,500
                                                                     =======
Less amount representing interest                      (213)
                                                      -----
Present value of minimum lease payments               5,700
Less current maturities                              (5,700)
                                                      -----
Long-term obligations under capital leases            $   -
                                                      =====

     The above amounts for operating leases are net of estimated future minimum subrentals aggregating approximately $14.3 million.

(10)     OUTSOURCING AGREEMENT

     In December 2000, the Company entered into an agreement to outsource certain of its information technology operations, including data center, help desk services, desktop systems and network operations. The five-year agreement with Computer Services Corporation ("CSC") provides for the transition of approximately 150 of the Company's information system staff to CSC. Under the agreement, the Company sold certain computer-related equipment to CSC at its estimated fair market value and recognized a loss of approximately $5.2 million, which is included in investment and other income for the year ended December 31, 2000.

     CSC is expected to invoice the Company for operating and capital costs under the agreement totaling approximately $195 million over the agreement term. Costs for equipment purchased by CSC that will be used for the Company's operations will be capitalized as leased assets and amortized over periods ranging from three to five years based on estimated useful lives, providing that all such equipment is to be fully amortized by the end of the agreement.

     As part of the outsourcing agreement, the Company has committed to make payments related to capital equipment purchases estimated as follows:

                   (in thousands)
                   --------------
                   2001                        $25,100
                   2002                          5,300
                   2003                          2,100
                   2004                          6,100
                   2005                          5,200
                                               -------
                   Total                       $43,800
                                               =======


(11) RESTRUCTURING CHARGES

     During the third quarter of 1999, the Company recorded pretax restructuring charges totaling $19.9 million ($11.3 million after income tax benefits, or $0.13 per diluted share) in connection with additional steps taken under the Company's plan (the "Turnaround Plan") to improve operations and restore the Company's profitability. These charges included estimated costs related to work force reductions, additional consolidation of the Company's office facilities inclusive of the net write-off of fixed assets, consisting primarily of leasehold improvements; write-off of certain computer equipment; and leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company's minority investment in Ralin Medical, Inc., which was written down in value as part of the Company's 1998 restructuring charge.

     During the first half of 1998, the Company recorded restructuring charges totaling $123.5 million ($114.8 million after income tax benefits, or $1.43 per share). These charges resulted from the Company's actions to better align its organization and cost structure as part of the Company's Turnaround Plan. These charges included estimated costs related to the disposition or closure of noncore businesses; the write-down of certain property and equipment; severance and related costs; and operations consolidation, including long-term lease commitments. The ending reserves for these charges were generally classified in the Company's balance sheet as accounts payable and accrued expenses with the exception of property and equipment, which were written down to their estimated net realizable values.

     The tables below present the activity for the restructuring charge reserves established in 1999 and 1998 as part of the Turnaround Plan.


                                          Provisions
                                         for loss on     Write down of                           Costs of
                                           noncore        property and      Severance and      consolidating
                                          businesses       equipment        related costs        operations        Total
                                         -----------     -------------      -------------      -------------      --------
Restructuring charges                      $55,700          $29,272            $24,800            $13,728         $123,500
Cash used                                   (9,827)               -             (4,246)              (548)         (14,621)
Noncash activity                           (18,725)         (28,267)           (11,200)                 -          (58,192)
Changes in estimate                        (13,343)          (1,005)                 -              4,505           (9,843)
                                           -------          -------            -------            -------         --------
Balance at December 31, 1998                13,805                -              9,354             17,685           40,844
Cash received (used)                         4,343                -            (10,380)           (14,272)         (20,309)
Noncash activity                           (14,493)               -                  -                  -          (14,493)
Restructuring charges                            -                -              8,750              3,003           11,753
Changes in estimate                         (1,590)               -                  -              1,590                -
                                           -------          -------            -------            -------         --------
Balance at December 31, 1999                 2,065                -              7,724              8,006           17,795
Cash used                                     (219)               -             (2,133)            (3,667)          (6,019)
Noncash activity                               (17)               -                  -                  -              (17)
                                           -------          -------            -------            -------         --------
Balance at December 31, 2000                $1,829               $-             $5,591             $4,339          $11,759
                                            ======          =======             ======             ======          =======

     The Company believes that the remaining restructuring reserves as of December 31, 2000 are adequate and that no revisions of estimates are necessary at this time.

     Provisions for loss on noncore business

     As part of its Turnaround Plan, the Company decided to withdraw from noncore markets by selling or closing its HMO and insurance businesses in Pennsylvania, Illinois, Florida and New Hampshire. Total premium revenue for these businesses in 1998 was approximately $170.4 million, with operating losses totaling approximately $37 million. In addition, the Company decided to close its specialty management initiatives and to sell or close certain other health care services operations and investments in noncore businesses. Restructuring reserves were established relating to estimated losses associated with premium deficiencies in the HMO and insurance subsidiaries to be sold or closed, the net book value of noncore investments was reduced to their estimated recoverable value, and accruals were recorded for incremental disposition and closing costs associated with the Turnaround Plan. The Company substantially completed the disposition of all of the property and equipment in 1999. In addition, approximately 250 employees in the noncore businesses have been terminated since June 30, 1998.

    As of December 31, 2000, the ending reserve of $1.8 million represents a valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

     Severance and related costs

     The Company's Turnaround Plan contemplated significant changes in the Company's senior management and, in connection therewith, fifteen members of senior management were replaced and certain members of the former management team were granted severance arrangements. As a result, the Company recorded restructuring charges related to severance costs of $24.8 million in 1998. In the third quarter of 1999, the Company recorded an additional $8.8 million for severance and related costs as a result of an additional reduction in force in which approximately 650 employees were terminated. The cash activity during 2000 reflects payments to former employees in accordance with their respective severance arrangements. The December 31, 2000 balance represents contracted amounts payable through 2002 and is related to individuals who are no longer employed by the Company at year-end.

     Costs of consolidating operations

     During 1998, the costs of consolidating operations reserve was established for $13.7 million of estimated costs associated with future rental obligations (net of estimated sublease revenues), commissions, legal costs, penalties and other expenses relating to disposition of excess space in various locations. The Company recorded an additional restructuring charge of approximately $4.5 million in the fourth quarter of 1998 as a change in estimate as the Company's experience in negotiating subleases and lease cancellations through the fourth quarter indicated that costs would exceed previous estimates.

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

     The remaining costs of the operations consolidations reserve is comprised of the following estimated costs associated with the disposition of leased space no longer used in operations:

      (In millions)                              2000          1999          1998
      -------------                              ----          ----          ----
Gross future minimum rentals                    $18.0         $16.6         $26.1
Sublease income                                 (14.3)        (12.9)        (14.0)
Lease termination penalties                        --           3.4           2.5
Other costs                                       0.6           0.9           3.1
                                                -----         -----         -----
  Total operations consolidation reserve        $ 4.3         $ 8.0         $17.7
                                                =====         =====         =====

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

(12)   WRITE DOWNS OF STRATEGIC INVESTMENTS

     During the second quarter of 1998, the Company sold 540,000 shares of common stock of FPA Medical Management, Inc. ("FPAM") and recognized a loss of $8.1 million. In July 1998, FPAM filed for protection under Chapter 11 of the U.S. Bankruptcy Code and the market value per share of its common stock fell below one dollar. The Company wrote its remaining investment in FPAM down to nominal value and recognized a loss in the second quarter of 1998 of $30.2 million. The total 1998 recognized loss and write down of $38.3 million, or $.49 per share, has been recognized as write downs of strategic investments in the accompanying consolidated financial statements.

(13)   DEFINED CONTRIBUTION PLAN

     The Company has a qualified defined contribution plan (the "Savings Plan") that covers all employees with six months of service and at least a part-time employment status as defined. The Savings Plan also provides that the Company make matching contributions, up to certain limits, of the salary contributions made by the participants. The Company's contributions to the Savings Plan were approximately $1.7 million, $2.1 million and $2.8 million in 2000, 1999 and 1998, respectively.

(14)   REGULATORY AND CONTRACTUAL CAPITAL REQUIREMENTS

    Certain restricted investments at December 31, 2000 and 1999 are held on deposit with various financial institutions to comply with federal and state regulatory capital requirements. As of December 31, 2000, approximately $57.2 million was so restricted and is shown as restricted investments in the accompanying consolidated balance sheet. With respect to the Company's HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. These statutory surplus requirements amounted to approximately $176 million and $163 million at December 31, 2000 and 1999, respectively.

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

     During 2000, the Company's HMO subsidiaries paid dividends to the parent company of approximately $317.6 million and the Company made cash contributions to its HMO and insurance subsidiaries of approximately $6 million and $4.5 million during 2000 and 1999, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets. In addition, New York State regulatory authorities authorized the repayment in 2000 of a $38 million surplus note plus $6 million in accrued interest by Oxford NY to the parent company.

     During the past year, the states of New York, New Jersey and Connecticut have all enacted legislation adopting the NAIC Accounting Practices and Procedures Manual, which is composed of statutory accounting guidelines referred to as Statements of Statutory Accounting Principles ("SSAP"), effective January 1, 2001. The SSAP established a comprehensive basis of accounting to be used by insurance departments and insurers. The Company does not expect the new guidelines to have a material impact on the results of operations, financial condition or statutory net worth of the insurance subsidiaries.

(15)   CONCENTRATIONS OF CREDIT RISK

    Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company's customer base. As of December 31, 2000 and 1999, the Company had no significant concentrations of credit risk. Financial instruments which potentially subject the Company to concentrations of such credit risk consist primarily of obligations of the United States government, certain state governmental entities and high-grade corporate bonds and notes. These investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria. The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its tri-state premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company's revenue under its contracts with HCFA represented approximately 17% of its premium revenue earned during 2000.

(16)   CONTINGENCIES

     Following the October 27, 1997 decline in the price per share of the Company's common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut, and Connecticut Superior Court. The purported securities class actions and purported federal derivative actions are now all consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. The State Board of Administration of Florida has filed an individual action against the Company and certain of its officers and directors, which is also now pending in the United States District Court for the Southern District of New York, asserting claims arising from the October 27 decline in the price per share of the Company's common stock. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, the Company is currently being investigated and is undergoing examinations by various state and federal agencies, including the Securities and Exchange Commission, various state insurance departments, and the New York State Attorney General. The outcome of these investigations and examinations cannot be predicted at this time.

     In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $35.5 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. A charge of $24 million for premiums and other costs associated with the new insurance coverage was included in the Company's results of operations for 1999.

     On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, inter alia, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on

September 7, 2000, a group of plaintiffs' law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut.

    On February 14, 2001, the Connecticut State Medical Society ("CSMS"), and four individual Oxford physicians, filed two separate but nearly identical lawsuits against Oxford CT in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with Oxford during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act and negligent misrepresentation based on, among other things, Oxford's alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly "bundling" or "downcoding" claims, or by including unrelated claims in "global rates"; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining Oxford from pursuing the complained of acts and practices, as well as attorneys fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys fees and costs.

    Although the outcome of these ERISA actions and the CSMS action cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

    The Company is also subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in the states where it conducts business. The outcome of any such examinations, if commenced, cannot be predicted at this time.

    The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. The Company believes any ultimate liability associated with these other legal actions would not have a material adverse effect on the Company's consolidated financial position or results of operations.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Long-term debt: The carrying amount of long-term debt, including the current portion, approximates fair value as the interest rates of outstanding debt are similar to like borrowing arrangements at December 31, 2000.

(18)  GOVERNMENT PROGRAMS

    As a contractor for Medicare programs, the Company is subject to regulations covering operating procedures. During 2000, 1999 and 1998, the Company earned premiums of $677.5 million, $750 million and $1.26 billion, respectively, associated with Medicare and Medicaid.

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

(19)  QUARTERLY INFORMATION (UNAUDITED)

    Tabulated below are certain data for each quarter of 2000 and 1999.

                                                                                                Quarter Ended
                                                                                                -------------
(In thousands, except membership and per share amounts)                     March 31       June 30         Sept. 30       Dec. 31
-------------------------------------------------------                     --------       -------         --------       -------
YEAR ENDED DECEMBER 31, 2000:
    Net operating revenues                                                $ 1,004,395    $   994,772     $ 1,016,836    $ 1,022,784
    Operating expenses                                                        939,134        921,165         878,483        854,184
    Net income before extraordinary items                                      41,635         48,143          88,234        107,407
    Net income                                                                 41,635         44,519          88,234         90,706
    Net income for common shares                                               28,800         37,003          80,596         44,904

    Per common and common equivalent share before extraordinary items:
      Basic                                                               $      0.35    $      0.48     $      0.94    $      0.70
      Diluted                                                             $      0.34    $      0.45     $      0.81    $      0.59

    Per common and common equivalent share:
      Basic                                                               $      0.35    $      0.44     $      0.94    $      0.51
      Diluted                                                             $      0.34    $      0.41     $      0.81    $      0.43

    Membership at quarter-end                                               1,520,000      1,491,600       1,485,900      1,491,400



YEAR ENDED DECEMBER 31, 1999:
    Net operating revenues                                                $ 1,030,196    $ 1,037,761     $ 1,029,937    $ 1,017,240
    Operating expenses                                                      1,021,610      1,042,046         971,760        949,038
    Net income (loss)                                                          14,295         (1,999)         39,834        267,810
    Net income (loss) for common shares                                         3,213        (13,376)         28,331        256,272

    Per common and common equivalent share:
      Basic                                                               $      0.04    $     (0.16)    $      0.35    $      3.13
      Diluted                                                             $      0.04    $     (0.16)    $      0.34    $      3.05

    Membership at quarter-end                                               1,691,000      1,668,700       1,629,100      1,593,700

    Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general administrative expenses, and restructuring charges and write-downs of strategic investments and credits.

    As discussed in Note 7, the first quarter of 2000 includes a charge of $2.6 million relating to the Company's repurchase of $130 million of preferred stock. The second quarter of 2000 includes $3.6 million of extraordinary charges, net of income tax benefits of $2.6 million, in connection with the redemption of the Term Loan (see Note 6). The fourth quarter of 2000 includes $16.7 million of extraordinary charges, net of income tax benefits of $11.3 million, in connection with the redemption of the remaining Senior Notes (see Note 6), a charge of $38.5 million relating to the exchange and repurchase of the remaining preferred shares (see Note 7) and New York Stabilization Pool recoveries from 1997 and 1998 of approximately $25.1 million.

    Restructuring charges related to severance and operations consolidation costs increased operating expenses by $20 million in the third quarter of 1999 (see Note 11). The fourth quarter of 1999 includes $24 million in expenses related to premiums and other costs associated with certain new insurance coverage (see Note 16) and $225 million related to reductions in deferred tax valuation allowances (see Note 4).

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (In thousands)


Current assets:                                                          2000            1999
---------------                                                          ----            ----
   Cash and cash equivalents                                          $  87,902       $ 246,366
   Investments - available-for-sale                                       3,079          13,340
   Receivables, net                                                       5,869           1,624
   Deferred income taxes                                                 18,151          36,221
   Other current assets                                                   4,461           3,864
                                                                      ---------       ---------
     Total current assets                                               119,462         301,415

Property and equipment, net                                              19,772          49,488
Investments in and advances to subsidiaries, net                        480,929         561,703
Deferred income taxes                                                    71,860          44,807
Other assets                                                              9,941          15,707
                                                                      ---------       ---------
     Total assets                                                     $ 701,964       $ 973,120
                                                                      =========       =========

Current liabilities:
   Accounts payable, accrued expenses and medical claims payable      $  62,042       $ 161,795
   Current portion of long-term debt                                    147,000            --
   Current portion of capital lease obligations                           5,700          12,467
                                                                      ---------       ---------
     Total current liabilities                                          214,742         174,262
                                                                      ---------       ---------

Long-term debt                                                           28,000         350,000
Obligations under capital leases                                           --             5,787
Redeemable preferred stock                                                 --           344,316

Shareholders' equity:
   Common stock                                                             983             820
   Additional paid-in capital                                           561,857         488,030
   Retained earnings (deficit)                                         (107,256)       (372,350)
   Accumulated other comprehensive income (loss)                          3,638         (17,745)
                                                                      ---------       ---------
     Total shareholders' equity                                         459,222          98,755
                                                                      ---------       ---------
     Total liabilities and shareholders' equity                       $ 701,964       $ 973,120
                                                                      =========       =========

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


                                                                    2000           1999            1998
                                                                    ----           ----            ----
Revenues-management fees and investment and
   other income, net                                             $ 396,549       $ 566,209       $ 696,119
                                                                 ---------       ---------       ---------

Expenses:
   Health care services                                            (12,674)          2,939          34,627
   Marketing, general and administrative                           373,884         488,666         713,021
   Interest and other financing charges                             24,311          40,407          43,038
   Restructuring charges                                              --            19,963         113,657
                                                                 ---------       ---------       ---------
     Total expenses                                                385,521         551,975         904,343
                                                                 ---------       ---------       ---------

Operating earnings (loss)                                           11,028          14,234        (208,224)

Equity in net earnings (losses) of subsidiaries                    281,530         308,683        (401,160)
                                                                 ---------       ---------       ---------
Earnings (loss) before income taxes and extraordinary items        292,558         322,917        (609,384)
Income tax expense (benefit)                                         7,139           2,977         (12,592)
                                                                 ---------       ---------       ---------
Net earnings (loss) before extraordinary items                     285,419         319,940        (596,792)
Extraordinary items, net of income tax benefits                    (20,325)           --              --
                                                                 ---------       ---------       ---------
Net earnings (loss)                                                265,094         319,940        (596,792)
Less preferred dividends and amortization                          (73,791)        (45,500)        (27,668)
                                                                 ---------       ---------       ---------
Net earnings (loss) attributable to common shares                $ 191,303       $ 274,440       $(624,460)
                                                                 ---------       ---------       ---------

     During 1998, the Registrant received a cash dividend from one consolidated subsidiary aggregating $9.6 million.

     During 2000, the Registrant received cash dividends from its consolidated subsidiaries aggregating $317.6 million.

     Income tax expense (benefit) includes the tax on a separate-company basis plus the net effects of the tax sharing agreements with its subsidiaries.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


                                                                     2000            1999            1998
                                                                     ----            ----            ----
Net cash provided by operating activities                         $ 318,030       $  50,840       $  88,212
                                                                  ---------       ---------       ---------
Cash flows from investing activities:
   Capital expenditures                                             (12,774)         (8,987)        (34,895)
   Sale or maturity of available-for-sale securities                 10,400           2,600            --
   Purchase of available-for-sale investments                           (11)        (11,587)         (4,563)
   Proceeds on the sale of assets                                     2,734            --              --
   Acquisitions and other investments                                  --              --            (1,312)
   Other, net                                                        10,884             299          20,675
                                                                  ---------       ---------       ---------
Net cash provided (used) by investing activities                     11,233         (17,675)        (20,095)
                                                                  ---------       ---------       ---------
Cash flow from financing activities:
   Proceeds from issuance of common stock                              --              --            10,000
   Proceeds from exercise of stock options                           64,590          18,186           2,655
   Proceeds (redemption) of preferred stock, net of issuance
     expenses                                                      (208,592)           --           271,148
   Proceeds (Redemption) of warrants                               (142,122)           --            67,000
   Proceeds of notes and loans payable                              175,000            --           550,000
   Redemption of notes and loans payable                           (376,050)           --          (200,000)
   Cash dividends paid on preferred stock                           (13,792)           --              --
   Debt issuance expenses                                            (6,207)           --           (11,793)
   Proceeds of surplus note                                          38,000            --              --
   Investments in and advances to subsidiaries, net                  (6,000)        (13,699)       (528,073)
   Payments under capital lease obligations                         (12,554)        (16,534)         (5,463)
                                                                  ---------       ---------       ---------
Net cash provided (used) by financing activities                   (487,727)        (12,047)        155,474
                                                                  ---------       ---------       ---------

Net increase (decrease) in cash and cash equivalents               (158,464)         21,118         223,591
Cash and cash equivalents at beginning of year                      246,366         225,248           1,657
                                                                  ---------       ---------       ---------
Cash and cash equivalents at end of year                          $  87,902       $ 246,366       $ 225,248
                                                                  =========       =========       =========

                                  EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION OF DOCUMENT
-----------                   -----------------------

     3(a)     --Second Amended and Restated Certificate of Incorporation, as
                    amended, of the Registrant, previously filed with and incorporated by reference to the Registrant's Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

     3(b)     --Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     4(a)     --Form of Stock Certificate, incorporated by reference to Exhibit
                    4 of the Registrant's Registration Statement on Form S-1 (File No. 33-40539)

     4(b)     --Certificate of Designations for the Series D Cumulative
                    Preferred Stock of Oxford Health Plans, Inc., incorporated by reference to Exhibit 4(b) of the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 33-40539)

     4(c)     --Certificate of Designations for the Series E Cumulative
                    Preferred Stock of Oxford Health Plans, Inc., incorporated by reference to Exhibit 3(a) of the Registrant's Annual Report on form 10-K/A for the period ended December 31, 1998 (File No. 0-19442)

     10(a)    --Employment Agreement, dated as of February 23, 1998, between the
                    Registrant and Dr. Norman C. Payson, incorporated by reference to Exhibit 10(t) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(b)    --Oxford Health Plans, Inc. Stock Option Agreement, dated February
                    23, 1998, by and between Dr. Norman C. Payson and the Registrant, previously filed with and incorporated by reference to Exhibit

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

     10(e)    --Employment Agreement, dated as of December 31, 1999, between the
                    Registrant and Charles M. Schneider, incorporated by reference to Exhibit 10(e) of the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 33-40539)

     10(f)    --Oxford Health Plans, Inc. Stock Option Agreement, dated as of
                    December 30, 1999, by and between the Registrant and Charles
                    M. Schneider, included as Exhibit A to the Employment Agreement filed as Exhibit 10(e) hereto.

     10(g)    --Amendment to Employment Agreement, dated as of December 31,
                    2000, by and between the Registrant and Charles M.
                    Schneider.*

     10(h)    --Employment Agreement, dated as of April 1, 1998, between the
                    Registrant and Alan Muney, M.D., M.H.A., incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

     10(i)    --Employment Agreement, dated April 13, 1998, by and between the
                    Registrant and Jon S. Richardson, incorporated by reference to Exhibit 10(h) of the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 33-40539)

     10(j)    --Amendment No. 1, dated as of December 14, 1999, to Employment
                    Agreement by and between the Registrant and Jon S. Richardson, incorporated by reference to Exhibit 10(i) of the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 33-40539)

     10(k)    --Amendment No. 2, dated as of March 7, 2000, to Employment
                    Agreement by and between the Registrant and Jon S. Richardson, incorporated by reference to Exhibit 10(j) of the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 33-40539)

EXHIBIT NO.                   DESCRIPTION OF DOCUMENT
-----------                   -----------------------

     10(l)    --Letter Agreement, dated September 28, 1998, between the
                    Registrant and Fred F. Nazem, incorporated by reference to
                    Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     10(m)    --Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to
                    Exhibit 10(b) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

     10(n)    --Letter Agreement, dated October 12, 1999, to Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to Exhibit 10(a) of the Registrant's Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-19442)

     10(o)    --Retirement, Consulting and Non-Competition Agreement, dated as of February 23, 1998, between the Registrant and Stephen F. Wiggins, incorporated by reference to Exhibit 10(y) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(p)    --Employment Agreement, dated as of September 1, 2000, as amended, by and between the Registrant and Daniel N. Gregoire*

     10(q)    --Oxford Health Plans, Inc. Stock Option Agreement, dated as of
                    December 1, 2000, by and between the Registrant and Daniel
                    N. Gregoire*

     10(r)    --Letter Agreement, dated as of July 22, 1998, by and between the
                    Registrant and Kurt B. Thompson, incorporated by reference to the Exhibit 10(y) of the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 0-19442)

     10(s)    --Employment Agreement, dated March 15, 2000, by and between the
                    Registrant and Kurt B. Thompson, incorporated by reference to Exhibit 10(z) of the Registrant's Form 10-K for the year ended December 31, 19999 (File No. 0-19442)

     10(t)    --1991 Stock Option Plan, as amended*

     10(u)    --1997 Independent Contractor Stock option plan, incorporated by reference to the Registrant's Form S-8 filed on September 16, 1997 (File No. 0-19442)

     10(v)    --Oxford Health Plans, Inc. 401(k) Plan, as amended*

     10(w)    --Non-Employee Directors Stock Option Plan, as amended,
                    incorporated by reference to Exhibit 10(l)(ii) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19442)

     10(x)    --Oxford Health Plans, Inc. Special Salary Continuation Plan,
                    previously filed with and incorporated by reference to
                    Exhibit 10(c) of the Registrant's report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 0-19442)

     10(y)    --Investment Agreement, dated as of February 23, 1998, between TPG
                    Oxford LLC and the Registrant., incorporated by reference to
                    Exhibit 10(r) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(z)    --Amendment Number 1 to Investment Agreement, dated as of May 13,
                    1998 between TPG Oxford LLC and the Registrant, incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(aa)   --Amendment Number 2 to Investment Agreement, dated as of August
                    27, 1998, by and between TPG Partners II, L.P. and the Registrant, incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(bb)   --Amendment Number 3 to Investment Agreement, dated as of November
                    19, 1998, by and between TPG Partners II, L.P. and the Registrant, incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

     10(cc)   --Registration Rights Agreement, dated as of February 23, 1998, between TPG Oxford LLC and the Registrant, incorporated by reference to Exhibit 10(s) of the Registrant's Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

     10(dd)   --Share Exchange Agreement, dated as of February 13, 1999 by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG, Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein, incorporated by reference to Exhibit 10(rr) of the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998 (File No. 0-19442)

EXHIBIT NO.                   DESCRIPTION OF DOCUMENT
-----------                   -----------------------

     10(ee)   --Share Repurchase Agreement, dated as of February 29, 2000, by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG, Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp. and the DLJ Entities listed therein incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1999 (File No. 0-19442)

     10(ff)   --Exchange and Repurchase Agreement, dated as of October 25, 2000, by and among TPG Partners II, L.P., TPG Investors II, L.P., TPG, Parallel II, L.P., Chase Equity Associates, L.P., Oxford Acquisition Corp., the DLJ entities listed therein and the Registrant, incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

     10(gg)   --Indenture of Registrant, dated May 13, 1998, between Registrant and the Chase Manhattan Bank, as Trustee, including for of 11% Senior Notes, incorporated by reference to Exhibit 10(c) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(hh)   --Term Loan Agreement, dated May 13, 1998, among Registrant,
                    Lenders listed therein, DLJ Capital Funding, Inc. and IBJ Schroder Bank & Trust Company, including exhibits, incorporated by reference to Exhibit 10(d) of the Registrant's Form 10-Q for the quarterly period ended March 31, 1998 (File No. 0-19442)

     10(ii)   --Credit Agreement, dated as of December 22, 2000, among the
                    Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agen, and the other parties thereto, incorporated by reference to
                    Exhibit 10.3 of the registration Statement on Form S-3, filed January 10, 2001 (File No. 0-19442)

     21       --Subsidiaries of the Registrant*

     23(a)    --Consent of Ernst & Young LLP*



         *  Filed herewith.