Form 10-Q
period 2001-03-31
OXFORD HEALTH PLANS INC
filed 2001-04-27
CIK 865084

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               --------------------      ----------------------

Commission File Number:                          0-19442
                          -----------------------------------------------------

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

                    Yes   [X]     No    [_]


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on April 23, 2001 was 98,620,118.

                            OXFORD HEALTH PLANS, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION
PAGE

   ITEM 1  Financial Statements

           Consolidated Balance Sheets at March 31, 2001 and
              December 31, 2000 ........................................       3

           Consolidated Income Statements for the Three Months Ended
             March 31, 2001 and 2000 ...................................       4

           Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 2001 and 2000 .............................       5

           Notes to Consolidated Financial Statements ..................       6

           Report of Independent Accountants ...........................      10

   ITEM 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................      11

   ITEM 3  Quantitative and Qualitative Disclosures About Market Risk ..      21



PART II - OTHER INFORMATION

   ITEM 1  Legal Proceedings ...........................................      22

   ITEM 2  Changes in Securities and Use of Proceeds ...................      22

   ITEM 6  Exhibits and Reports on Form 8-K ............................      23

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS

                                                                                       March 31,           Dec. 31,
Current assets:                                                                          2001                2000
---------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                      $   331,065         $   198,632
     Investments - available-for-sale, at market value                                  939,815             868,380
     Premiums receivable, net                                                            57,989              56,694
     Other receivables                                                                   31,172              80,994
     Prepaid expenses and other current assets                                            5,133               4,761
     Deferred income taxes                                                               39,363              46,102
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                          1,404,537           1,255,563

Property and equipment, net                                                              29,004              19,779
Deferred income taxes                                                                    59,455             102,133
Restricted cash and investments                                                          56,869              57,194
Other noncurrent assets                                                                  10,872               9,941
---------------------------------------------------------------------------------------------------------------------
        Total assets                                                                $ 1,560,737         $ 1,444,610
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Medical costs payable                                                          $   616,689         $   612,930
     Current portion of long term debt                                                  169,531             147,000
     Trade accounts payable and accrued expenses                                        111,226             103,459
     Unearned premiums                                                                  117,872              88,299
     Current portion of capital lease obligations                                         3,797               5,700
---------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     1,019,115             957,388

Long-term debt                                                                               --              28,000

Shareholders' equity:
     Preferred stock, $.01 par value, authorized 2,000,000 shares                            --                  --
     Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 98,612,112 shares in 2001
      and 98,304,384 shares in 2000                                                         986                 983
     Additional paid-in capital                                                         569,181             561,857
       Accumulated deficit                                                              (39,684)           (107,256)
      Accumulated other comprehensive income                                             11,139               3,638
---------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                      541,622             459,222
---------------------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                  $ 1,560,737         $ 1,444,610
=====================================================================================================================


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

Revenues:                                                     2001               2000
-------------------------------------------------------------------------------------------
    Premiums earned                                       $1,055,288        $ 1,000,871
    Third-party administration, net                            3,076              3,524
    Investment and other income, net                          20,113             17,986
-------------------------------------------------------------------------------------------
      Total revenues                                       1,078,477          1,022,381
-------------------------------------------------------------------------------------------
Expenses:
    Health care services                                     839,164            817,365
    Marketing, general and administrative                    118,531            121,769
    Interest and other financing charges                       6,059             11,462
-------------------------------------------------------------------------------------------
      Total expenses                                         963,754            950,596
-------------------------------------------------------------------------------------------

Income before income taxes                                   114,723             71,785
Income tax expense                                            47,151             30,150
-------------------------------------------------------------------------------------------

Net income before preferred stock dividends and
   amortization                                               67,572             41,635
Preferred stock dividends and amortization                        --            (12,835)
-------------------------------------------------------------------------------------------
Net income                                                $   67,572        $    28,800
===========================================================================================

Earnings per common and common equivalent share:
    Basic                                                 $     0.69        $      0.35
    Diluted                                               $     0.65        $      0.34

Weighted-average common shares outstanding-basic              98,354             82,049
Effect of dilutive securities:
    Stock options                                              4,890              2,733
-------------------------------------------------------------------------------------------
Weighted-average common shares outstanding-diluted           103,244             84,782
===========================================================================================


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

Cash flows from operating activities:                                              2001              2000
-----------------------------------------------------------------------------------------------------------------
    Net income                                                                   $  67,572         $  41,635
    Adjustments to reconcile net earnings to net cash
      used by operating activities:
        Depreciation and amortization                                                3,785            10,406
        Deferred income taxes                                                       46,590            30,150
        Realized (gain) loss on sale of investments                                 (1,818)              614
        Changes in assets and liabilities, net of effect of dispositions:
           Premiums receivable                                                      (1,295)              963
           Other receivables                                                        49,822             1,107
           Prepaid expenses and other current assets                                  (372)           (2,035)
           Medical costs payable                                                     3,759            17,365
           Trade accounts payable and accrued expenses                                 212             3,774
           Unearned premiums                                                        29,573             8,628
           Other, net                                                                 (450)           (3,354)
-----------------------------------------------------------------------------------------------------------------
             Net cash provided by operating activities                             197,378           109,253
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                            (5,051)           (2,602)
    Purchases of available-for-sale investments                                   (189,141)         (124,751)
    Sales and maturities of available-for-sale investments                         132,181           103,730
    Other, net                                                                          --            (4,407)
-----------------------------------------------------------------------------------------------------------------
             Net cash used by investing activities                                 (62,011)          (28,030)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from exercise of stock options                                          4,438               775
    Redemption of notes payable                                                     (5,469)          (14,000)
    Redemption of preferred stock                                                       --          (130,000)
    Payments under capital leases                                                   (1,903)           (3,745)
-----------------------------------------------------------------------------------------------------------------
             Net cash used by financing activities                                  (2,934)         (146,970)
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                               132,433           (65,747)
Cash and cash equivalents at beginning of period                                   198,632           332,882
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 331,065         $ 267,135
=================================================================================================================

Supplemental cash flow information:
    Cash payments for income taxes, net                                          $      52         $     165
    Cash payments for interest                                                       2,612             2,921
Supplemental schedule of noncash investing and financing activities:
      Obligation under outsourcing agreement                                        10,044                --
      Unrealized appreciation of short-term
        investments                                                                 12,736               233
      Preferred stock dividends and amortization                                        --            12,835


See accompanying notes to consolidated financial statements.

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)   BASIS OF PRESENTATION

   The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. ("Oxford") and subsidiaries (collectively, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management's best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

   The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, included in the Company's Form 10-K filed with the SEC for the fiscal year ended December 31, 2000.

(2)   RESTRUCTURING CHARGES

   During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first quarter of 2001 related to the restructuring charge reserves. The activity during the first quarter of 2001 is consistent with the Company's estimates. The Company believes that the reserves as of March 31, 2001 are adequate and that no revisions of estimates are necessary at this time.


                                                  12/31/00                                                          3/31/01
                                                Restructuring                     Noncash        Changes in      Restructuring
(In thousands)                                    Reserves        Cash Used       Activity        Estimate         Reserves
---------------------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses          $ 1,829          $ --          $   --          $    --          $ 1,829
Severance and related costs                          5,591             4              --               --            5,587
Costs of consolidating operations                    4,339           820              --               --            3,519
---------------------------------------------------------------------------------------------------------------------------------
                                                   $11,759          $824          $   --          $    --          $10,935
                                                =================================================================================


   As of March 31, 2001, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

   The reduction in the reserve for severance and related costs reflects contractual payments to former employees of the Company in accordance with their respective severance arrangements. The March 31, 2001 balance represents contracted amounts payable through 2002 and is related to individuals no longer employed by the Company.

   The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $0.8 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at March 31, 2001 is comprised of future minimum lease rentals, net of estimated sublease income, and lease termination and other costs. The Company's related lease obligations for these properties extends to July 2005.

(3)   DEBT

   In December 2000, the Company entered into a Credit Agreement (the "Credit Agreement"), that provides for a senior secured term loan ("New Term Loan") and a revolving credit facility ("Revolver", together with the New Term Loan, the "Senior Credit Facilities"), with several financial institutions ("Lenders") that provides for maximum borrowings under the New Term Loan of $175 million and $75 million under the Revolver. The Company has not drawn on the Revolver.

   The New Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Based on financial projections for 2001 and 2002, including actual and anticipated dividends from the Company's regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expects to repay the New Term Loan in full by March 31, 2002. Accordingly, all amounts outstanding under the New Term Loan are included in current liabilities at March 31, 2001.


   Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate ("Base Rate Borrowings") or LIBOR plus an applicable margin based on the Company's credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. On January 12, 2001, the New Term Loan was converted to a LIBOR basis. Interest was calculated based on an $87 million tranche at a rate of 9.26125% through March 12, 2001 and an $88 million tranche at a rate of 8.96875% through July 12, 2001. On March 12, 2001, the interest rate on the $87 million tranche was reset at 8.62% with respect to approximately $81.5 million, and approximately $5.5 million of principal was repaid.


(4)   REDEEMABLE PREFERRED STOCK

   At the beginning of the first quarter of 2000, the Company had outstanding 263,606.55 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 115,899.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock"). On February 29, 2000, the Company repurchased 28,780 shares of Series D Preferred Stock for approximately $30 million and 89,616 shares of Series E Preferred Stock for approximately $100 million. In December 2000, the Company paid $220 million to TPG Partners II, L.P. and certain of its affiliates and designees ("TPG Investors") to repurchase certain of the shares of Preferred Stock and certain of the warrants and TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock. Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

   The Series D Preferred Stock accumulated dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulated dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulated dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulated dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company.

   Preferred dividends and amortization for the three months ended March 31, 2000 include a charge of approximately $2.6 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs relating to the Company's February 2000 repurchase of Preferred Stock.

(5)   COMPREHENSIVE INCOME

   The changes in the value of available-for-sale securities included in other comprehensive income include unrealized holding gains on available-for-sale securities of $8.6 million and $0.8 million for the three months ended March 31, 2001 and 2000, respectively, net of tax effects of $6 million for the three months ended March 31, 2001 and reclassification adjustments of $(1.1) million and $(0.6) million for the three months ended March 31, 2001 and 2000, respectively, net of tax effects of $0.7 million for the three months ended March 31, 2001.

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

   On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials;
(iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. This case has recently been transferred to a multidistrict litigation proceeding involving other suits against othere HMOs, pending in a Federal district court in Florida. Also, on September 7, 2000, a group of plaintiffs' law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut.

   On February 14, 2001, the Connecticut State Medical Society ("CSMS"), and four individual physicians, filed two separate but nearly identical lawsuits against the Company's Connecticut HMO subsidiary in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with Oxford during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act and negligent misrepresentation based on, among other things, Oxford's alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly "bundling" or "downcoding" claims, or by including unrelated claims in "global rates"; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining Oxford from pursuing the complained of acts and practices, as well as attorney's fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys' fees and costs.

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


(7)   SUBSEQUENT EVENTS

   On April 20, 2001, the Company received approval from the New York State Insurance Department and the Department of Health to pay a $130 million dividend from its New York health plan to the parent company. The dividend payment was made to the parent company in two installments, one on April 20, 2001 for $100 million and one on April 23, 2001 for $30 million. In addition, dividend payments totaling approximately $18.5 million were approved by state regulatory authorities in New Jersey and Connecticut and paid to the parent company at the end of March 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS







The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

   We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the "Company") as of March 31, 2001 and the consolidated statements of income and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

   Based on our review, we are not aware of any material modifications that should be made to the financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 for them to be in conformity with accounting principles generally accepted in the United States.


                                                ERNST & YOUNG LLP






New York, New York
April 25, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following table shows membership by product:


                                                   As of March 31,                   Increase (Decrease)
                                           -------------------------------------------------------------------
Membership:                                    2001              2000               Amount             %
                                           -------------------------------------------------------------------
   Freedom, Liberty and Other Plans         1,138,500          1,143,300           (4,800)           (0.4%)
   HMOs                                       222,200            225,500           (3,300)           (1.5%)
-------------------------------------------------------------------------------------------
    Total Fully Insured Commercial          1,360,700          1,368,800           (8,100)           (0.6%)
   Medicare                                    87,000             89,900           (2,900)           (3.2%)
   Self-Funded membership                      56,400             61,300           (4,900)           (8.0%)
-------------------------------------------------------------------------------------------
    Total membership                        1,504,100          1,520,000          (15,900)           (1.0%)
===============================================================================================================


   The following table provides certain selected information for the three months ended March 31, 2001 and 2000:


                                                          Three Months
                                                          Ended March 31,
                                                   -------------------------------
                                                      2001                2000
----------------------------------------------------------------------------------
   Selected Information:
     Medical loss ratio                                 79.5%               81.7%
     Administrative loss ratio                          11.2%               12.1%
     Per member per month premium revenue          $  243.35           $  223.19
     Per member per month medical expense          $  193.51           $  182.27
     Fully insured member months (000s)              4,336.5             4,484.5

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

   Health care services expense comprises primarily payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims ("IBNR"). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. See "Cautionary Statement Regarding Forward-Looking Statements".

   Restructuring Charges

   During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company's plan ("Turnaround Plan") to improve operations and restore the Company's profitability. The table below presents the activity in the first quarter of 2001 related to the restructuring charge reserves. The activity during the first quarter of 2001 is consistent with the Company's estimates. The Company believes that the reserves as of March 31, 2001 are adequate and that no revisions of estimates are necessary at this time.


(In thousands)                                   12/31/00                                                3/31/01
                                             Restructuring                 Noncash       Changes in    Restructuring
                                                 Reserves    Cash Used     Activity       Estimate       Reserves
----------------------------------------------------------------------------------------------------------------------
Provisions for loss on noncore businesses        $ 1,829        $ --        $   --        $    --        $ 1,829
Severance and related costs                        5,591           4            --             --          5,587

Costs of consolidating operations                  4,339         820            --             --          3,519
----------------------------------------------------------------------------------------------------------------------
                                                 $11,759        $824        $   --        $    --        $10,935
                                            ===========================================================================


   As of March 31, 2001, the ending reserve balance of $1.8 million represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

   The reduction in the reserve for severance and related costs reflects contractual payments to former employees of the Company in accordance with their respective severance arrangements. The March 31, 2001 balance represents contracted amounts payable through 2002 and is related to individuals no longer employed by the Company.

   The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $0.8 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at March 31, 2001 is comprised of future minimum lease rentals, net of estimated sublease income, and lease termination and other costs. The Company's related lease obligations for these properties extends to July 2005.

   The three months ended March 31, 2001 compared with the three months ended March 31, 2000

   Total revenues for the quarter ended March 31, 2001 were $1.08 billion, up 5.5% from $1.02 billion during the same period in the prior year. Net earnings attributable to common shares for the first quarter of 2001 totaled $67.6 million, or $0.65 per diluted share, compared to $28.8 million, or $.34 per diluted share, for the first quarter of 2000.

   Membership in the Company's fully insured commercial health care programs as of March 31, 2001 increased by approximately 23,700 members from December 31, 2000, primarily from growth in large group enrollment. Fully insured commercial membership declined during the first nine months of 2000, primarily due to attrition concentrated in the small group market, where the Company moved to a 4-tier pricing model.

   Membership in government programs decreased by approximately 2,900 members compared with March 31, 2000 and by approximately 5,000 members since year-end 2000. The overall decline in Medicare membership is primarily due to the Company's withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, including the withdrawal from certain counties in New Jersey on January 1, 2001. Reimbursement levels for the Company's 2001 Medicare business are expected to be approximately five percent higher than in 2000, net of the applicable Health Care Financing Administration ("HCFA") user fees, reflecting minimum HCFA mandated increases as well as a change in the Company's county-specific mix of business. The Company believes that future Medicare premiums may not keep up with health care cost increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties.

   Total commercial premiums earned for the three months ended March 31, 2001 increased 5.9% to $883.5 million compared with $834 million in the same period in the prior year. This increase is attributable to a 9% increase in commercial premium yield partially offset by a 2.8% decrease in member months in the Company's commercial health care programs. Commercial premium yields for the full year 2001 are expected to be approximately 8 to 9% higher in the Company's core commercial business than in the full year 2000.

   Premiums earned from Medicare programs increased 3.1% to $171.8 million in the first quarter of 2001 compared with $166.6 million in the first quarter of 2000. The improvement was the result of increases in average premium yields of Medicare programs of 6.5% over the level of the prior year first quarter membership partially offset by a 3% decline in member months of Medicare programs, taking into account retroactivity adjustments and prior period HCFA premium adjustments. This yield increase exceeded the average rate increase granted by HCFA as membership losses occurred primarily in lower reimbursement counties.

   Investment and other income increased 11.8% to $20.1 million for the three months ended March 31, 2001 compared with $18 million for the same period last year. The increase was primarily due to an increase in realized gains of $2.4 million over the prior year period partially offset by lower average invested balances and investment yields.

   Health care services expense stated as a percentage of premium revenues (the "medical loss ratio") was 79.5% for the first quarter of 2001 compared with 81.7% for the first quarter of 2000. The improvement in the first quarter of 2001 reflects an 8.5% increase in average overall premium yield offset in part by a 5.7% increase in per member per month medical costs, including the effect of prior period estimate changes, when compared to the prior year first quarter. Medical costs for the three months ended March 31, 2001 and 2000 include favorable developments of prior period estimates of medical costs of approximately $8 million. Excluding the effect of prior period estimate changes, the medical loss ratio would have been 80.3% in 2001. The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by a significant change in the Company's membership composition (for example, a reduction in the number of members in government programs) and initiatives to improve health care utilization and costs. The Company believes it has made adequate provision for medical costs as of March 31, 2001. Changes to reserves could result as a consequence of regulatory examinations. Such changes would be included in the results of operations for the period in which the adjustments are made.

   Marketing, general and administrative expenses totaled $118.5 million in the first quarter of 2001 compared with $121.8 million in the first quarter of 2000. The decrease is primarily attributable to an $8.6 million decrease in payroll and benefits due to reduced staffing and $8.5 million in depreciation and maintenance savings, a result of selling certain computer system assets in connection with the outsourcing of certain information services functions during the fourth quarter of 2000. Partially offsetting these improvements were increased consulting fees and broker commissions. These expenses as a percent of operating revenue were 11.2% during the first quarter of 2001 compared with 12.1% during the first quarter of 2000 and 11.8% for the full year 2000. Included in marketing, general and administrative expense for the three months ended March 31, 2001 and 2000 are severance costs of approximately $4.5 million and $3.3 million, respectively, payable to former executives of the Company. Excluding these costs, the administrative loss ratio would have been 10.8% in the first quarter of 2001 compared with 11.8% for 2000.

   Interest expense decreased $5.4 million to $6.1 million for the three months ended March 31, 2001 compared with $11.5 million in the comparable 2000 period. The Company incurred interest and other financing charges of $5 million in the first three months of 2001 related to its outstanding debt and capital lease obligations, compared with $10.5 million in the first three months of 2000. Interest on bank debt decreased during 2001 due to the repayment in full of the term loan dated as of May 13, 1998 (the "Term Loan") during the second quarter of 2000 and the repurchase of the Senior Notes during the fourth quarter of 2000. In December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and the Company entered into a $175 million senior secured term loan and a $75 million revolving credit facility. The Company's weighted average interest rate for the three months ended March 31, 2001 was 9.37% compared with 10.52% in the comparable prior year period.

   The Company had income tax expense of $47.2 million for the first quarter of 2001 reflecting an effective tax rate of 41.1% compared with an income tax expense of $30.2 million or an effective rate of 42% for the first quarter of 2000 and 41.1% for the full year 2000. The Company's periodic analysis to assess the realizability of the Company's deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizability of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At March 31, 2001, the Company had deferred tax assets of approximately $104 million (net of valuation allowances of approximately $24.1 million). The valuation allowance relates primarily to capital loss carryforwards and certain state net operating loss carryforwards. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at March 31, 2001. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $253 million.

   Net income attributable to common shares for the three months ended March 31, 2000 were reduced by preferred dividends and amortization of approximately $12.8 million. Preferred dividends and amortization for the three months ended March 31, 2000 include a charge of approximately $2.6 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs relating to the Company's repurchase of approximately $130 million of preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations during the first quarter of 2001 approximated $197.4 million compared with approximately $109.3 million in the first quarter of 2000. The improvement in cash flow was the result of increased net earnings and related reductions in deferred tax assets and improved working capital management, particularly in the area of other health care receivables. During the first quarter of 2001, the Company received distributions from the 1997 and 1998 New York Market Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000. These assets were classified as other receivables in the Company's December 31, 2000 consolidated balance sheet.

   Cash paid for capital expenditures for the first three months of 2001 totaled $5.1 million, including approximately $3.7 million paid under its computer system outsource agreement, principally for computer equipment and software. In addition, the Company has committed to purchase equipment under the outsource agreement totaling approximately $10 million at March 31, 2001, and has committed to purchase an additional approximately $11.3 million under such agreement during the remainder of 2001.

   Cash used by financing activities totaled $2.9 million during the first quarter of 2001 compared with $147 million in the first quarter of 2000. During the first quarter of 2001, the Company repaid approximately $5.5 million of its Term Loan. During the first quarter of 2000, the Company repurchased shares of its Series D and Series E Preferred Stock for an aggregate amount of approximately $130 million and repurchased $14 million of its $150 million Term Loan.

   As of March 31, 2001, cash and investments aggregating approximately $56.9 million have been segregated in the accompanying consolidated balance sheet as restricted investments to comply with federal and state regulatory requirements. The Company's subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other costs. With respect to the Company's HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. Under current regulations, these statutory surplus requirements amounted to approximately $177.3 million at March 31, 2001. Under Risk Based Capital ("RBC") rules the Company Action Level ("CAL") RBC was approximately $219.7 million at March 31, 2001. Although RBC standards are not yet applicable to all of the Company's operating subsidiaries, the Company manages its subsidiary capital against these standards. Since December 31, 2000, dividends of approximately $148.5 million into the parent company were received from its regulated subsidiaries. Approximately $18.5 million had been received by March 31, 2001 and $130 million was received in April 2001. Pro-forma for the effect of the dividends received in April 2001, the Company's operating subsidiaries have approximately $201.5 million in excess capital over the amount of surplus required based on current regulations. The Company intends to seek dividends for surplus in excess of 125% of CAL RBC standards, currently estimated to be approximately $100 million, from its subsidiaries. However, there can be no assurance that the various state regulators will grant approval for the subsidiaries to pay such future dividends.

   The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state proportionate to market share to be collected over a three-year period. The Company's estimate of its assessment remaining to be paid is included in medical costs payable at March 31, 2001.

   During the past year, the states of New York, New Jersey and Connecticut have all enacted legislation adopting the NAIC Accounting Practices and Procedures Manual, which is composed of statutory accounting guidelines referred to as Statements of Statutory Accounting Principles ("SSAP"), effective January 1, 2001. The SSAP established a comprehensive basis of accounting to be used by insurance departments and insurers. The new guidelines will not have a material impact on the results of operations, financial condition or statutory net worth of the Company's insurance subsidiaries.

   The Company's medical costs payable was $616.7 million as of March 31, 2001 (including $544.2 million of IBNR reserves) compared with $612.9 million as of December 31, 2000 (including $519.2 million of IBNR reserves). The increase reflects a $25 million increase in IBNR consistent with health care cost and enrollment trends during the period, partially offset by favorable development of prior period estimates of medical costs and approximately $17 million related to the timing of payments to the Company's pharmacy benefit manager. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership.

   Outstanding provider advances aggregated approximately $20.3 million and $23.5 million at March 31, 2001 and December 31, 2000, respectively, and are fully reserved. The reduction during the period represents recoveries of prior period amounts and is a component of the favorable development of prior period medical cost estimates during the quarter. The Company continues its efforts to recover outstanding advance payments, either through repayment by the provider or application against future claims; however, such recovery can not be assured as many of these advances are in excess of three years old.

   The liability for medical costs payable is also affected by shared-risk arrangements, including arrangements related to the Company's Medicare business in certain counties and physician groups. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the North Shore Long Island Jewish Health Systems ("NSLIJ") Medicare risk arrangement described below, the Company does not record a reserve for claims liability since the payment obligation has been transferred to NSLIJ through the period ending December 31, 2001. The Company has reviewed its physician group programs and has terminated most of its arrangements as a result of difficulties and expenses associated with administering the programs as well as other considerations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

   The Company has risk-sharing agreements with a limited number of hospitals and hospital systems covering approximately 35,900 Medicare members. Premium revenues for the Medicare members covered under these agreements totaled approximately $67.2 million and $58.9 million for the three months ended March 31, 2001 and 2000, respectively. In April 2001, the Company and NSLIJ entered into an agreement that covers the Company's commercial and Medicare membership through December 31, 2004. However, under the new agreement, NSLIJ will no longer bear the health care cost risk for the Company's Medicare membership after December 31, 2001. In addition, the Company has a risk-sharing agreement with Lenox Hill Hospital covering medicare members in New York and Queens County, New York. The Company continues to assess its participation in the Medicare business in Nassau County, New York for the year 2002.

   Under the terms of the Credit Agreement dated December 22, 2000 (the "Credit Agreement"), among other things, mandatory prepayments of principal are required in an amount of 50% of excess cash flow, as defined, beginning with the quarter ending June 30, 2001. Based on financial projections for 2001 and 2002, including actual and anticipated dividends from the Company's regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expects to repay the New Term Loan in full by March 31, 2002. Accordingly, all amounts outstanding under the New Term Loan are included in current liabilities at March 31, 2001.

   At the beginning of the first quarter of 2000, the Company had outstanding 263,606.55 shares of Series D Cumulative Preferred Stock ("Series D Preferred Stock") and 115,899.27 shares of Series E Cumulative Preferred Stock ("Series E Preferred Stock", the Series D Preferred Stock and the Series E Preferred Stock, together, being the "Preferred Stock"). On February 29, 2000, the Company repurchased 28,780 shares of Series D Preferred Stock for approximately $30 million and 89,616 shares of Series E Preferred Stock for approximately $100 million. In December 2000, the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the warrants and TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock. Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

   The Series D Preferred Stock accumulated dividends at a rate of 5.129810% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series D Preferred Stock accumulated dividends at the rate of 5.319521% per year, payable annually in cash or additional shares of Series D Preferred Stock, at the option of the Company. The Series E Preferred Stock accumulated dividends at a rate of 14% per year, payable quarterly in cash, provided that prior to May 13, 2000, the Series E Preferred Stock accumulated dividends at the rate of 14.589214% per year, payable annually in cash or additional shares of Series E Preferred Stock, at the option of the Company.

MARKET RISK DISCLOSURES

   The Company's consolidated balance sheet as of March 31, 2001 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company's investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company's consolidated financial position. Interest rates are managed within a tight duration band, generally averaging 2 to 2.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company's investment policies are subject to revision based upon market conditions and the Company's cash flow and tax strategies, among other factors. The Company's investment in equity securities as of March 31, 2001 was not significant.

     In order to determine the sensitivity of the Company's investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company's investment portfolio by mathematically "correcting" the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company's investments in debt securities as of March 31, 2001 by approximately $23.1 million and $45.6 million, respectively (compared with $21.4 million and $42 million as of March 31, 2000, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company's investments in debt securities as of March 31, 2001 by approximately $23.9 million and $49.1 million, respectively (compared with $22.2 million and $44.5 million as of March 31, 2000, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company's portfolio would perform in line with the estimated values.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

       Certain statements contained in "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company's regulated subsidiaries, future ability to pay dividends, future ability to retire debt, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth of membership and development of new lines of business, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company's information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, future government regulation such as the Patient's Bill of Rights legislation and the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

       IBNR estimates; Inability to control health care costs

       Medical costs payable in Oxford's financial statements includes reserves for IBNR that are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including, among other factors, the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurance as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford's results of operations in future periods.

       The Company's future results of operations depend, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford's ability to contain such costs may be adversely affected by various factors, including, but not limited to: new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, risk-transfer or risk-sharing arrangements, major epidemics, catastrophes, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization under point-of-service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

       The effect of higher administrative costs

       Although the Company has reduced its administrative expenses to its target levels, no assurance can be given that the Company will be able to maintain such levels. The increased administrative costs of new laws or regulations, such as HIPAA, could adversely affect the Company's ability to maintain its current levels of administrative expenses.

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

       State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the "Patient's Bill of Rights" legislation. On February 6, 2001, several federal legislators introduced bipartisan PBOR legislation (the "Kennedy-McCain Bill") and on February 7, 2001, President Bush issued a press release outlining his principles for PBOR legislation (the "Bush Principles"). Although the Kennedy-McCain Bill and the Bush Principles have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. If PBOR legislation is passed, it could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company's results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

       Under the new HIPAA privacy rules, the Company will now be required to
(a) comply with a variety of requirements concerning their use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. Although the cost of complying with HIPAA is likely to be significant, at this time, the Company cannot quantify the actual cost of compliance with the new HIPAA rules or predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

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

       Service and management information systems

       The Company's claims and service systems depend upon the smooth functioning of its computer systems. While these systems presently operate satisfactorily and are sufficient to operate the Company's current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company's business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the Company's recent agreement to outsource certain informational technology services will reduce technology risk or that the process of improving existing systems, developing new systems to support the Company's operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

       Health care provider network

       The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with proposed legislation which may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company's ability to influence its medical costs and market its products and service to its membership. Cost-containment and risk-sharing arrangements entered into by Oxford could be adversely affected by regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company's service areas could enhance the providers' bargaining power with respect to higher reimbursement levels and changes to the Company's utilization review and administrative procedures.

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

       Concentration of business

       The Company's commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 78% of its Tri-State commercial premium revenues received from New York business. In addition, the Company's Medicare revenue represented approximately 16% of premiums earned during the three months ended March 31, 2001. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company's Medicare business, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     - an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company's October 27, 1997 press release announcing a loss in the third quarter of 1997; and

    Further, the Company has recently been sued (i) in a Connecticut class action grounded in ERISA claims, (ii) by the Connecticut Attorney General's office on similar claims, and (iii) in two purported Connecticut class actions led by the Connecticut State Medical Society and four individual physicians based on breach of contract, among other things.

    The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2000. There have been no material developments in the legal proceedings involving the Company in the first quarter of 2001.

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

     See information contained in notes 3 and 4 of "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".


                                      -22

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


       (a)   Exhibits

             Exhibit No.   Description of Document

             3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

             3(b)          Amended and Restated By-laws of the Registrant

             10(a) Employment Agreement, dated as of March 13, 2001, by and between the Registrant and Charles G. Berg

             10(b) Oxford Health Plans, Inc. 2001 Management Incentive Compensation Plan

             15 Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements


       (b)   Reports on Form 8-K

                  In a report on Form 8-K dated and filed on March 12, 2001, the Company reported, under Item 5. "Other Events", its press release regarding a change to senior management.

                  In a report on Form 8-K dated February 5, 2001 and filed on February 6, 2001, the Company reported, under Item 5. "Other Events", its fourth quarter and full year 2000 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    OXFORD HEALTH PLANS, INC.
                                   ---------------------------------
                                          (REGISTRANT)


       April 27, 2001                    /s/ MARC M. KOLE
-------------------------          ---------------------------------
             Date                            MARC M. KOLE
                                   VICE PRESIDENT OF FINANCE AND
                                       CHIEF ACCOUNTING OFFICER

                   OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
                                INDEX TO EXHIBITS

       Exhibit
       Number              Description of Document

       3(a) Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant's Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

       3(b)                Amended and Restated By-laws of the Registrant*

       10(a) Employment Agreement, dated as of March 13, 2001, by and between the Registrant and Charles G. Berg*

       10(b)               Oxford Health Plans, Inc. 2001 Management Incentive
                           Compensation Plan

       15 Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements*

*Filed herewith