Form 10-Q
period 2001-06-30
OXFORD HEALTH PLANS INC
filed 2001-08-07
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2001

OR

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

(203) 459-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 3, 2001 was 99,251,569.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2001 and December 31, 2000
(In thousands, except share data)

Assets
	June 30,	Dec. 31,
Current assets:	2001	2000

Cash and cash equivalents	$380,955	$198,632

Investments —available-for-sale, at market value	945,908	868,380

Premiums receivable, net	47,385	56,694

Other receivables	26,432	80,994

Prepaid expenses and other current assets	5,363	4,761

Deferred income taxes	42,149	46,102

Total current assets	1,448,192	1,255,563

Property and equipment, net	37,112	19,779

Deferred income taxes	32,871	102,133

Restricted cash and investments	62,731	57,194

Other noncurrent assets	13,653	9,941

Total assets	$1,594,559	$1,444,610

Liabilities and Shareholders’ Equity

Current liabilities:

Medical costs payable	$608,131	$612,930

Current portion of long term debt	24,063	147,000

Trade accounts payable and accrued expenses	99,730	103,459

Unearned premiums	99,992	88,299

Current portion of capital lease obligations	1,935	5,700

Total current liabilities	833,851	957,388

Long-term debt	140,000	28,000

Shareholders’ equity:

Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—

Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 99,250,732 shares in 2001 and 98,304,384 shares in 2000	993	983

Additional paid-in capital	582,035	561,857

Retained earnings (accumulated deficit)	35,115	(107,256)

Accumulated other comprehensive earnings	2,565	3,638

Total shareholders’ equity	620,708	459,222

Total liabilities and shareholders’ equity	$1,594,559	$1,444,610

     See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months and Six Months Ended June 30, 2001 and 2000
(In thousands, except share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Revenues:	2001	2000	2001	2000

Premiums earned	$1,077,339	$990,565	$2,132,627	$1,991,436

Third-party administration, net	3,306	4,207	6,382	7,731

Investment and other income, net	29,361	18,025	49,474	36,011

Total revenues	1,110,006	1,012,797	2,188,483	2,035,178

Expenses:

Health care services	879,909	801,141	1,719,073	1,618,506

Marketing, general and administrative	116,556	120,024	235,087	241,793

Interest and other financing charges	5,226	8,626	11,285	20,088

Total expenses	1,001,691	929,791	1,965,445	1,880,387

Operating earnings before income taxes and extraordinary item	108,315	83,006	223,038	154,791

Income tax expense	33,516	34,863	80,667	65,013

Net earnings before extraordinary item	74,799	48,143	142,371	89,778

Extraordinary item – Loss on early retirement of debt, net of income tax benefit of $2,624	—	(3,624)	—	(3,624)

Net earnings	74,799	44,519	142,371	86,154

Less —preferred dividends and amortization	—	(7,516)	—	(20,351)

Net earnings attributable to common shares	$74,799	$37,003	$142,371	$65,803

Earnings per common share – basic:

Earnings before extraordinary item	$0.76	$0.48	$1.44	$0.84

Extraordinary item	—	(0.04)	—	(0.04)

Net earnings per common share – basic	$0.76	$0.44	$1.44	$0.80

Earnings per common share – diluted:

Earnings before extraordinary item	$0.73	$0.45	$1.38	$0.81

Extraordinary item	—	(0.04)	—	(0.04)

Net earnings per common share – diluted	$0.73	$0.41	$1.38	$0.77

Weighted-average common shares outstanding-basic	98,867	83,382	98,660	82,351

Effect of dilutive securities:

Stock options	4,124	4,464	4,685	3,114

Warrants	—	2,196	—	—

Weighted-average common shares outstanding-diluted	102,991	90,042	103,345	85,465

     See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2001 and 2000
(In thousands)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$142,371	$86,154

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	9,629	19,417

Deferred income taxes	76,789	61,030

Realized (gain) loss on sale of investments	(12,582)	379

Extraordinary item —loss on early retirement of debt	—	3,624

Other, net	—	1,420

Changes in assets and liabilities:

Premiums receivable	9,309	10,263

Other receivables	54,562	7,029

Prepaid expenses and other current assets	(229)	(1,449)

Medical costs payable	(4,799)	(11,807)

Trade accounts payable and accrued expenses	(14,689)	(9,775)

Unearned premiums	11,693	14,345

Other, net	1,875	1,297

Net cash provided by operating activities	273,929	181,927

Cash flows from investing activities:

Capital expenditures	(10,619)	(7,268)

Purchases of available-for-sale investments	(850,726)	(257,588)

Sales and maturities of available-for-sale investments	785,400	243,469

Acquisitions, net of cash acquired	(14,317)	—

Other, net	274	(7,834)

Net cash used by investing activities	(89,988)	(29,221)

Cash flows from financing activities:

Proceeds from exercise of stock options	13,084	16,511

Cash dividends paid	—	(5,972)

Redemption of notes payable	(10,937)	(153,400)

Redemption of preferred stock	—	(130,000)

Payments under capital leases	(3,765)	(6,531)

Net cash used by financing activities	(1,618)	(279,392)

Net increase (decrease) in cash and cash equivalents	182,323	(126,686)

Cash and cash equivalents at beginning of period	198,632	332,882

Cash and cash equivalents at end of period	$380,955	$206,196

Supplemental schedule of noncash investing and financing activities:

Cash payments for income taxes, net	$3,095	$4,214

Cash payments for interest	8,693	19,731

Unrealized appreciation (depreciation) of short-term investments	(1,821)	1,436

Obligations under outsource agreement	17,720	—

Preferred stock dividends and amortization	—	14,379

See accompanying notes to consolidated financial statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

     The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to medical costs payable and other policy liabilities. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2000.

(2) Restructuring Charges

     During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company’s plan to improve operations and restore the Company’s profitability. The table below presents the activity in the first six months of 2001 related to the restructuring charge reserves. The activity during the first six months of 2001 is consistent with the Company’s estimates. The Company believes that the reserves as of June 30, 2001 are adequate and that no revisions of estimates are necessary at this time.

	12/31/00			6/30/01
	Restructuring	Cash Received	Noncash	Restructuring
(In thousands)	Reserves	(Used)	Activity	Reserves

Provisions for loss on noncore businesses	$1,829	$7	$—	$1,836

Severance and related costs	5,591	(5,591)	—	—

Costs of consolidating operations	4,339	(1,934)	—	2,405

	$11,759	$(7,518)	$—	$4,241

     The ending reserve balance as of June 30, 2001 of $1.8 million for the provision for loss on noncore businesses represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

     The reduction in the reserve for severance and related costs reflects final contractual payments of approximately $5.6 million to former employees of the Company in accordance with their respective severance arrangements.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $1.9 million, net of sublease income, related to vacated office space.

     The remaining costs of the operations consolidation reserve at June 30, 2001 are comprised of future minimum lease rentals, net of sublease income, and lease termination and other costs. The Company’s related lease obligations for these properties extend to July 2005.

(3) Debt

     In December 2000, the Company entered into a Credit Agreement (the “Credit Agreement”) that provides for a senior secured term loan (“New Term Loan”) and a revolving credit facility (“Revolver”, together with the New Term Loan, the “Senior Credit Facilities”), with several financial institutions (“Lenders”) that provides for maximum borrowings under the New Term Loan of $175 million and $75 million under the Revolver. The Company has not drawn on the Revolver.

     The New Term Loan provided for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. In July 2001, the Company and its Lenders amended the Credit Agreement (the “Amendment”) to, among other things, (i) eliminate the mandatory prepayment provisions as they related to excess cash flows, (ii) allow the Company to use unrestricted Parent Company cash to repurchase common stock subject to a minimum of $150 million of liquidity (see Note 10) and (iii) allow the Company, subject to certain restrictions, to borrow an additional $300 million. As a result of this Amendment, the Company adjusted the amounts included in current and long-term liabilities to reflect the scheduled repayments of principal according to the New Term Loan. At December 31, 2000, prior to the Amendment and based on financial projections at that time for 2001 and 2002, including actual and anticipated dividends from the Company’s regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expected to repay the New Term Loan in full by June 30, 2002.

     Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. On January 12, 2001, the New Term Loan was converted to a LIBOR basis. Interest was originally calculated based on an $88 million tranche (“Tranche 1”) at a rate of 8.96875% through July 12, 2001, and on an $87 million tranche (“Tranche 2”) at a rate of 9.26125% through March 12, 2001. On March 12, 2001, the interest rate with respect to Tranche 2 was reset at 8.62% with respect to approximately $81.5 million, and approximately $5.5 million of principal was repaid. On May 14, 2001, the interest rate with respect to Tranche 2 was reset at 7.62625% and on June 14, 2001, the Tranche 2 rate was reset at 7.49% with respect to approximately $76 million after giving effect to a principal repayment of approximately $5.5 million.

     In July 2001, the interest rates with respect to Tranche 1 and Tranche 2 were reset at 7.33% and 7.27%, respectively, through August 13, 2001 and October 16, 2001, respectively.

     During the first half of 2000, the Company redeemed $150 million outstanding under the Term Loan Agreement, dated as of May 13, 1998, prior to maturity.

(4) Redeemable Preferred Stock

     At the end of the second quarter of 2000, the Company had outstanding 247,318.20 shares of Series D Cumulative Preferred Stock (“Series D Preferred Stock”) and 26,283.27 shares of Series E Cumulative Preferred Stock (“Series E Preferred Stock”, the Series D Preferred Stock and the Series E Preferred Stock, together, being the “Preferred Stock”) along with warrants to acquire up to 22,530,000 shares of the Company’s common stock. In December 2000, the Company paid $220 million to TPG Partners II, L.P. and certain of its affiliates and designees (“TPG Investors”) to repurchase certain of the shares of Preferred Stock and certain of the warrants and TPG Investors exchanged their remaining shares of

Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock. Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

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

     During the first six months of 2000, the Company made two dividend payments on each series of Preferred Stock as required by the certificates of designations. On May 13, 2000, the Company (a) issued a dividend in the amount of $53.20 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 2000 and (b) paid a cash dividend in the amount of $145.89 per share of Series E Preferred Stock to the holders of record as of April 28, 2000. The total amount of the May 13, 2000 cash dividend paid was approximately $3.8 million. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $6.70 and $18.28 per share, respectively, to the holders of record as of June 16, 2000. The total amount of the cash dividends paid on June 30, 2000 was approximately $2.1 million.

     In February 2000, the Company commenced a capital restructuring with the repurchase of $130 million of Preferred Stock. Preferred dividends and amortization for the six months ended June 30, 2000 include a charge of approximately $2.6 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs relating to the repurchase of Preferred Stock in February 2000.

(5) Acquisition

     In May 2001, the Company acquired all of the outstanding stock of Investors Guaranty Life Insurance Company (“IGL”) for a purchase price of approximately $11.8 million, net of cash acquired and subject to adjustment for certain items. IGL is a California insurance company licensed to issue individual and group annuity, life and health insurance policies in most states. All pre-existing business is currently reinsured. The acquisition will assist the Company in expanding offerings of its various health plans to New York and New Jersey based employers with employees outside the tri-state area. The acquisition has been accounted for as a purchase business combination. The allocation of the purchase price, exclusive of cash received, is summarized below (in thousands):

Short-term investments	$2,203

Prepaid expenses and other current assets	373

Restricted investments	5,946

Other non-current assets	3,442

Accounts payable and accrued expenses	(196)

Purchase price, net of cash acquired	$11,768

     The amount allocated to other non-current assets represents value assigned to business licenses in various states and is being amortized on a straight-line basis utilizing a 5 year life.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The new pronouncement is effective January 1, 2002 for goodwill and other intangible assets acquired before June 30, 2001. Under SFAS No. 142, acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment.

     In the opinion of management, the licenses acquired in the IGL business combination have an indefinite life as it is the Company’s intent to seek and obtain renewals of such licenses (in those instances where the license has an expiration date) prior to expiration. Accordingly, the Company will cease amortizing the value assigned to the licenses effective January 1, 2002, and perform a periodic assessment for impairment using the fair-value based tests required by SFAS No. 142.

(6) Comprehensive Income (Loss)

     The changes in the value of available-for-sale securities included in other comprehensive income (loss) include unrealized holding gains on available-for-sale securities of $4.4 million and $1.8 million for the six months ended June 30, 2001 and 2000, respectively, reduced by the tax effects of $1.8 million for the six months ended June 30, 2001, and reclassification adjustments of $(6.2) million and $(0.4) million for the six months ended June 30, 2001 and 2000, respectively, reduced by the tax effects of $(2.6) million for the six months ended June 30, 2001.

(7) Regulatory Matters

     For the six months ended June 30, 2001 and 2000, dividends of approximately $246 million and $90 million, respectively, were received by the parent company from its regulated subsidiaries. Additionally, in May 2000, New York State regulatory authorities authorized the repayment of a $38 million surplus note, plus $6 million in accrued interest, by Oxford NY to the parent company. Such amounts were received by the parent company in May 2000.

(8) Contingencies

     Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. The purported securities class actions are now all consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. The State Board of Administration of Florida has filed an individual action against the Company and certain of its officers and directors, which is also now pending in the United States District Court for the Southern District of New York, asserting claims arising from the October 27 decline in the price per share of the Company’s common stock. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut, and Connecticut Superior Court. The Company and the plaintiffs in the derivative actions have reached a settlement pursuant to which Oxford’s directors’ and officers’ insurance carriers will pay $13.7 million to the Company, with not more than $3.7 million of that amount for legal fees and costs to the plaintiffs’ attorneys. The Company has not recorded a gain for this settlement as execution of the settlement has been stayed until September 4, 2001 by the court due to the rehabilitation in the State of Pennsylvania of the Reliance Insurance Company, one of the Company’s directors’ and officers’ insurance carriers. Further, the Company is currently being investigated and is undergoing examinations by various state and federal agencies, including the Securities and Exchange Commission, various state insurance departments, and the New York State Attorney General. The outcome of these investigations and examinations cannot be predicted at this time.

     In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $32.8 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies.

     On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in United States District Court for the District of Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA (the “Connecticut Attorney General action”). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut, under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, Oxford filed a motion to dismiss the Patel action in its entirety. Briefing on this motion has not been completed. On November 30, 2000, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMO’s, which order was confirmed on April 17, 2001.

     On February 14, 2001, the Connecticut State Medical Society (“CSMS”), and four individual physicians, filed two separate but nearly identical lawsuits against the Company’s Connecticut HMO subsidiary in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with Oxford during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act and negligent misrepresentation based on, among other things, Oxford’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining Oxford from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys’ fees and costs. The Company has filed motions to stay litigation pending arbitration in these actions. Briefing on these motions has not been completed.

     Although the outcome of these ERISA actions and the CSMS and physician actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

     The Company is also subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in the states where it conducts business. The outcome of any such examinations cannot be predicted at this time.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. The Company believes any ultimate liability associated with these other legal actions would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(9) Extraordinary Item

     During the second quarter of 2000, the Company redeemed $136 million outstanding under the Term Loan Agreement, dated as of May 13, 1998 (the “Term Loan”), prior to maturity. Proceeds from dividends and surplus note repayments received from Oxford NY were used to redeem the Term Loan. In connection with the redemption, the Company recorded an extraordinary charge of approximately $3.6 million, or $0.04 per diluted share, net of income tax benefits of approximately $2.6 million. The extraordinary charge represents the payment of a redemption premium and the write-off of deferred finance costs, net of related tax benefits.

(10) Subsequent Event

     In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. The program authorizes the Company to make open market purchases of shares from time to time depending on general market conditions. To facilitate the share repurchase program, the Company and its Lenders amended the Credit Agreement (see Note 3) to, among other things, allow the Company to use unrestricted parent company cash to repurchase the common shares subject to a minimum of $150 million in liquidity.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

     We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of June 30, 2001 and the consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

     Based on our review, we are not aware of any material modifications that should be made to the financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
July 20, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of June 30,		Increase (Decrease)

Membership:	2001	2000	Amount	%

Freedom, Liberty and Other Plans	1,151,900	1,115,900	36,000	3.2%

HMOs	219,000	223,000	(4,000)	(1.8%)

Total Fully Insured Commercial	1,370,900	1,338,900	32,000	2.4%

Medicare	85,200	90,100	(4,900)	(5.4%)

Self-Funded membership	55,900	62,600	(6,700)	(10.7%)

Total Membership	1,512,000	1,491,600	20,400	1.4%

     The following table provides certain selected information for the three-month and six-month periods ended June 30, 2001 and 2000:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Selected Information:

Medical loss ratio	81.7%	80.9%	80.6%	81.3%

Administrative loss ratio	10.8%	12.1%	11.0%	12.1%

Per member per month premium revenue	$246.83	$230.12	$245.10	$226.58

Per member per month medical expense	$201.59	$186.11	$197.57	$184.15

Fully insured member months (000’s)	4,364.7	4,304.6	8,701.2	8,789.1

Results of Operations

     Overview

     The Company’s revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations (“HMOs”), and reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. See “Cautionary Statement Regarding Forward-Looking Statements”.

     Restructuring Charges

     During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company’s plan to improve operations and restore the Company’s profitability. The table below presents the activity in the first six months of 2001 related to the restructuring charge reserves. The activity during the first six months of 2001 is consistent with the Company’s estimates. The Company believes that the reserves as of June 30, 2001 are adequate and that no revisions of estimates are necessary at this time.

	12/31/00			6/30/01
	Restructuring	Cash Received		Restructuring
(In thousands)	Reserves	(Used)	Noncash Activity	Reserves

Provisions for loss on noncore businesses	$1,829	$7	$—	$1,836

Severance and related costs	5,591	(5,591)	—	—

Costs of consolidating operations	4,339	(1,934)	—	2,405

	$11,759	$(7,518)	$—	$4,241

     The ending reserve balance as of June 30, 2001 of $1.8 million for provisions for loss on noncore businesses represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

     The reduction in the reserve for severance and related costs reflects contractual payments of approximately $5.6 million to former employees of the Company in accordance with their respective severance arrangements.

     The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $1.9 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidation reserve at June 30, 2001 are comprised of future minimum lease rentals, net of sublease income, and lease termination and other costs. The Company’s related lease obligations for these properties extend to July 2005.

     Three months ended June 30, 2001 compared with three months ended June 30, 2000

     Total revenues for the quarter ended June 30, 2001 were $1.11 billion, up 9.6% from $1.01 billion during the same period in the prior year. Net earnings before extraordinary item attributable to common shares for the second quarter of 2001 totaled $74.8 million, or $0.73 per diluted share, compared with net earnings of $40.6 million, or $0.45 per diluted share, for the second quarter of 2000. During the second quarter of 2000, the Company repaid the balance outstanding under its then existing term loan and recorded an extraordinary charge, net of tax benefits, of $3.6 million, or $0.04 per diluted share.

     Membership in the Company’s fully insured commercial health care programs as of June 30, 2001 increased by approximately 32,000 members from the level of such membership as of June 30, 2000, and by approximately 34,000 members since year-end 2000. Such membership growth is principally due to increased small group commercial enrollment, in part due to the introduction, during the latter part of 2000, of the Metro Product, a new small group product designed to appeal to cost-conscious employers, and, to a lesser extent, growth in large commercial group enrollment. Membership in Medicare programs decreased by approximately 4,900 members compared with June 30, 2000, and by approximately 6,700 members since year-end 2000. The overall decline in Medicare membership is primarily due to the Company’s withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, including the withdrawal from the Medicare market in certain counties within New Jersey on January 1, 2001. Reimbursement levels for the Company’s 2001 Medicare business are expected to be approximately five percent higher than in 2000, net of the applicable Centers for Medicare and Medicaid Services (“CMS”, formerly HCFA) user fees, reflecting minimum CMS mandated increases as well as a change in the Company’s county-specific mix of business. The Company believes that future Medicare premiums may not keep up with health care cost increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties.

     Total commercial premiums earned for the three months ended June 30, 2001 increased 10.6% to $908.2 million compared with $821.1 million in the same period in the prior year. The increase in premiums earned is attributable to a 1.7% increase in member months in the Company’s commercial health care programs, and by an 8.7% increase in commercial premium yield over the second quarter of 2000. Commercial premium yields for the full year 2001 are expected to be approximately 8% to 9% higher in the Company’s core commercial business than in the full year 2000.

     Premiums earned from Medicare programs decreased 0.2% to $169.1 million in the second quarter of 2001 compared with $169.5 million in the second quarter of 2000. The revenue decrease was the result of a 4.5% member month decline in Medicare programs when compared with the prior year second quarter offset by increases in average premium yields of Medicare programs of 4.5%. This yield increase exceeded the average rate increase granted by CMS as membership losses occurred primarily in lower reimbursement counties.

     Investment and other income increased 62.9% to $29.4 million for the three months ended June 30, 2001, compared with $18 million for the same period last year. The 2001 second quarter included realized capital gains of $10.9 million while the 2000 second quarter included realized capital gains of $0.3 million. Investment income during the second quarter of 2001, excluding capital gains and losses, improved 2.7% over the comparable 2000 period as a result of higher invested balances partially offset by lower investment yields.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 81.7% for the second quarter of 2001 compared with 80.9% for the second quarter of 2000 on an as-reported basis. The medical loss ratio in the second quarter of 2001 compared with the second quarter of 2000 reflects an 8.3% increase in per member per month medical costs offset in part by a 7.3% increase in average overall premium yield. Included in medical costs for the three months ended June 30, 2000 are favorable developments of prior year estimates of medical costs of approximately $15.4 million. The increase in per member per month medical costs is primarily the result of higher levels of utilization and medical cost inflation partially offset by initiatives to reduce costs. The Company believes it has made adequate provision for medical costs as of June 30, 2001. Adjustments to prior period reserve estimates are included in the results of operations for the period in which the adjustments are made.

     Marketing, general and administrative expenses totaled $116.6 million in the second quarter of 2001 compared with $120 million in the second quarter of 2000. The decrease when compared with the second quarter of 2000 is primarily attributable to a $6.5 million decrease in payroll and benefits due to reduced staffing and $4.4 million in depreciation savings. Partially offsetting these benefits were increased charges for the outsourcing of certain information technology functions previously announced. Administrative expenses as a percent of operating revenue were 10.8% during the second quarter of 2001 compared with 12.1% during the second quarter of 2000 and 11.8% for the full year 2000.

     Interest expense decreased 39%, or $3.4 million, to $5.2 million in the second quarter of 2001 compared with $8.6 million in the second quarter of 2000. The Company incurred interest and other financing charges of $4.1 million in the second quarter of 2001 related to its outstanding debt and capital lease obligations, compared with $8 million in the comparable 2000 period. Interest expense on debt and capital lease obligations decreased during 2001 due to the repayment in full of the term loan dated as of May 13, 1998 (the “Term Loan”) during the second quarter of 2000 and the repurchase of the Senior Notes during the fourth quarter of 2000. In December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and the Company entered into a $175 million senior secured term loan and a $75 million revolving credit facility. During the second quarter of 2001, the Company repaid approximately $5.5 million of its senior secured term loan. The Company’s weighted average interest rate for the three months ended June 30, 2001 was 8.54% compared with 10.79% in the comparable prior year period.

     The Company had income tax expense of $33.5 million for the second quarter of 2001 reflecting an effective tax rate of 30.9%, compared with an income tax expense of $34.9 million, or an effective tax rate of 42%, for the second quarter of 2000. As a result of the realization of capital gains from sales of investments during the quarter and an ongoing plan to harvest gains in the portfolio when practicable, the Company eliminated the valuation allowance of $11 million applicable to its capital loss carryforwards. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At June 30, 2001, the Company had deferred tax assets of approximately $75 million (net of valuation allowances of approximately $13.1 million). The valuation allowance relates primarily to state net operating loss carryforwards. The amounts of future taxable income necessary during the carryforward period to utilize the unreserved net deferred tax assets is approximately $182.5 million.

     Net earnings before the extraordinary item attributable to common shares for the three months ended June 30, 2000 was reduced by preferred dividends and amortization of approximately $7.5 million. During the second quarter of 2000, the Company prepaid its outstanding term loan and incurred an extraordinary charge of $3.6 million, or $0.04 per diluted share, net of $2.6 million of income tax benefits. The extraordinary charge represents the payment of a redemption premium and the write off of deferred finance costs, net of related tax benefits.

     Six months ended June 30, 2001 compared with six months ended June 30, 2000

     Total revenues for the six months ended June 30, 2001 were $2.19 billion, up 7.5% from $2.04 billion during the same period in the prior year. Net earnings before extraordinary item attributable to common stock for the first six months of 2001 totaled $142.4 million, or $1.38 per diluted share, compared with net earnings of $69.4 million, or $0.81 per diluted share, for the first six months of 2000.

     Total commercial premiums earned for the six months ended June 30, 2001 increased 8.3% to $1.79 billion compared with $1.65 billion in the same period in the prior year. The year to year increase in premiums earned is attributable to a 9.1% increase in commercial premium yield compared with the first six months of 2000 partially offset by a 1% decrease in member months in the Company’s commercial health care programs. Commercial premium yields for the full year 2001 are expected to be approximately 8% to 9% higher in the Company’s core commercial business than in the full year 2000.

     Premiums earned from Medicare programs increased 1.4% to $340.9 million in the first six months of 2001 from $336.1 million in the first six months of 2000. The revenue improvement was the result of increases in average premium yields of Medicare programs of 5.3% over the level of the prior year period partially offset by a 3.7% decrease in member months. This yield increase exceeded the average rate increase granted by CMS as membership losses occurred primarily in lower reimbursement counties.

     Investment and other income increased 37.4% to $49.5 million for the first six months of 2001 compared with $36 million in the comparable 2000 period. The improvement is primarily due to a $12.7 million increase in capital gains realized in the first six months of 2001 compared with the prior year period and an increase in average invested balances.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 80.6% for the first six months of 2001 compared with 81.3% for the first six months of 2000 on an as-reported basis. The improvement in the medical loss ratio for the first six months of 2001 over the first six months of 2000 reflects an 8.2% increase in premium yield offset in part by a 7.3% increase in per member per month medical costs when compared to the prior year period. Included in medical costs for the six months ended June 30, 2000 are favorable developments of prior period medical costs of approximately $23.4 million. The increase in per member per month medical costs is primarily the result of higher levels of utilization and medical cost inflation partially offset by initiatives to reduce costs. The Company believes it has made adequate provision for medical costs as of June 30, 2001. Adjustments to prior period reserve estimates are included in the results of operations for the period in which the adjustments are made.

     Marketing, general and administrative expenses totaled $235.1 million in the first six months of 2001 compared with $241.8 million in the first six months of 2000. The decrease when compared to the prior year period is primarily attributable to a $15.1 million decrease in payroll and benefits due to reduced staffing, a $5.2 million decrease in other operating expenses and $10.2 million in depreciation savings. Partially offsetting these savings were increased costs for the outsourcing of certain information technology functions. These expenses as a percent of operating revenue were 11% during the first six months of 2001 compared with 12.1% during the first six months of 2000. Included in marketing, general and administrative expense for the first six months of 2001 and 2000 are severance costs of approximately $4.5 million and $5 million, respectively, payable to former executives of the Company. Excluding these costs, the administrative loss ratio would have been 10.8% for the six months ended June 30, 2001, compared with 11.8% for 2000.

     Interest expense decreased $8.8 million to $11.3 million in the first six months of 2001 compared with $20.1 million in the comparable prior year period. The Company incurred interest and other financing charges of $9 million in the first six months of 2001 related to its outstanding debt and capital lease obligations, compared with $18.5 million in the first six months of 2000. Interest expense on debt and capital lease obligations decreased due to the repayment of the $150 million Term Loan during the second quarter of 2000 and the repurchase of the Senior Notes during the fourth quarter of 2000. In addition, the Company repaid approximately $10.9 million of its New Term Loan during the six months ended June 30, 2001. The Company’s weighted average interest rate for the six months ended June 30, 2001 was 8.94% compared with 10.8% in the comparable prior year period.

     The Company had income tax expense of $80.7 million for the first six months of 2001, reflecting an effective tax rate of 36.2% for 2001, compared with $65 million, or 42%, for the 2000 period. As a result of the realization of capital gains from investment sales and an ongoing plan to harvest gains in the portfolio when practicable, the Company reduced the valuation allowance applicable to its capital loss carryforwards by $11 million during the second quarter of 2001.

     Net earnings before extraordinary item attributable to common shares for the six months ended June 30, 2000 were reduced by preferred dividends and amortization of approximately $20.4 million. Preferred dividends and amortization for the six months ended June 30, 2000 include a charge of approximately $2.6 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs relating to the Company’s repurchase of approximately $130 million of preferred stock in February 2000. During the second quarter of 2000, the Company prepaid its outstanding Term Loan and incurred an extraordinary charge of $3.6 million, or $0.04 per diluted share, net of $2.6 million of income tax benefits. The extraordinary charge represents the payment of a redemption premium and the write off of deferred finance costs, net of related tax benefits.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had approximately $1.33 billion in current cash and marketable securities, including approximately $300 million at the parent company. Cash provided by operations during the first six months of 2001 was $273.9 million compared with $181.9 million for the first six months of 2000. The improvement in cash flow was the result of increased net earnings and improved working capital management. In addition, during the first half of 2001, the Company received distributions from the 1997 and 1998 New York Market Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000. These assets were classified as other receivables in the Company’s December 31, 2000 consolidated balance sheet.

     Capital expenditures for the first six months of 2001 totaled $10.6 million, including approximately $6.1 million paid under its computer system outsource agreement, principally for computer equipment and software. In addition, the Company has committed to purchase additional equipment under the outsource agreement totaling approximately $17.7 million at June 30, 2001, and has committed to purchase, at a minimum, an additional approximately $1.3 million under such agreement during the remainder of 2001. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. The acquisition is intended to allow the Company, among other things, to expand offerings of its various health plans to New York and New Jersey based employers with employees outside the tri-state area. Also during 2001, including through the date of this filing, the Company has made additional investments of approximately $7.6 million, for a total investment of approximately $10 million in MedUnite, a company founded by certain healthcare payors to create an Internet-based health care transaction system.

     Cash used by financing activities totaled $1.6 million during the first six months of 2001 compared with $279.4 million in the first six months of 2000. During the first six months of 2001, the Company repaid approximately $10.9 million of its New Term Loan. During the first six months of 2000, the Company repurchased shares of its Series D and Series E Preferred Stock for an aggregate amount of approximately $130 million and repurchased the remaining outstanding obligation of its $150 million Term Loan. In connection with the repayment of the Term Loan, the Company paid a redemption premium of approximately $3.4 million. Such amount is included as an extraordinary charge, net of income tax benefits for the three- and six-month periods ended June 30, 2000. The Company paid the May 13, 2000 dividend on the Series D Preferred Stock, valued at approximately $12.5 million, in shares of Series D Preferred Stock and paid the May 13, 2000 dividend on the Series E Preferred Stock of approximately $3.8 million in cash. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the approximate amounts of $1.6 million and $0.5 million, respectively.

     As of June 30, 2001, cash and investments aggregating approximately $62.7 million have been segregated in the accompanying consolidated balance sheet as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At June 30, 2001, the Company’s regulated subsidiaries had statutory net worth of approximately $351.1 million, or approximately $173.3 million in excess of current regulatory requirements. The Company manages its subsidiary capital against Risk Based Capital (“RBC”) rules, although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. Under Company Action Level (“CAL”) RBC, the Company had approximately $131.4 million of excess capital. The Company intends to seek dividends for capital in excess of 125% of CAL RBC standards from its subsidiaries. Such dividend amounts are currently estimated to be approximately $76.5 million. Since December 31, 2000, dividends of approximately $246 million into the parent company were received from its regulated subsidiaries. However, there can be no assurance that the various state regulators will grant approval for the subsidiaries to pay such future dividends.

     During the past year, the states of New York, New Jersey and Connecticut have all enacted legislation adopting the NAIC Accounting Practices and Procedures Manual, which is composed of statutory accounting guidelines referred to as Statements of Statutory Accounting Principles (“SSAP”), effective January 1, 2001. The SSAP established a comprehensive basis of accounting to be used by insurance departments and insurers. The new guidelines did not, and are not expected to, have a material impact on the results of operations, financial condition or statutory net worth of the Company’s insurance subsidiaries.

     The Company’s medical costs payable were $608.1 million as of June 30, 2001 (including $503.9 million for IBNR), compared with $612.9 million as of December 31, 2000 (including $519.2 million for IBNR). The decrease primarily reflects reduced inpatient claims inventory levels as a result of claims processing procedure efficiencies and the related acceleration of claims payments compared with year end. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership.

     The liability for medical costs payable is also affected by shared-risk arrangements, including arrangements related to the Company’s Medicare business in certain counties and physician groups. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the North Shore Long Island Jewish Health Systems (“NSLIJ”) Medicare risk arrangement described below, the Company does not record a reserve for claims liability since the payment obligation has been transferred to NSLIJ through the period ending December 31, 2001. The Company has reviewed its physician group programs and has terminated most of its arrangements as a result of difficulties and expense associated with administering the programs as well as other considerations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     The Company has risk-sharing agreements with a limited number of hospitals and hospital systems covering approximately 31,500 Medicare members. Premium revenues for the Medicare members covered under these agreements totaled approximately $128.7 million for the six months ended June 30, 2001. In April 2001, the Company and NSLIJ entered into an agreement that covers the Company’s commercial and Medicare membership through December 31, 2004. However, under the new agreement, NSLIJ will no longer bear the health care cost risk for the Company’s Medicare membership after December 31, 2001. In addition, the Company has a risk-sharing agreement with Lenox Hill Hospital covering Medicare members in New York City. The Company continues to assess its participation in the Medicare business in Nassau County, New York for the year 2002.

     Under the terms of the Credit Agreement dated December 22, 2000 (the “Credit Agreement”), among other things, mandatory prepayments of principal were required in an amount of 50% of excess cash flow, as defined, beginning with the quarter ending June 30, 2001. In July 2001, the Company and its Lenders amended the Credit Agreement (the “Amendment”) to, among other things, (i) eliminate the mandatory prepayment provisions as they related to excess cash flows, (ii) allow the Company to use unrestricted Parent Company cash to repurchase common stock subject to a minimum of $150 million of liquidity and (iii) allow the Company, subject to certain restrictions, to borrow an additional $300 million. As a result of this Amendment, the Company adjusted the amounts included in current and long-term liabilities to reflect the scheduled repayments of principal according to the New Term Loan. At December 31, 2000, prior to the Amendment and based on financial projections at those times for 2001 and 2002, including actual and anticipated dividends from the Company’s regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expected to repay the New Term Loan in full by June 30, 2002.

     In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. The program authorizes the Company to make open market purchases of shares from time to time depending on general market conditions. To facilitate the share repurchase program, the Company and its Lenders amended the Credit Agreement, as discussed above.

     At the end of the second quarter of 2000, the Company had outstanding 247,318.20 shares of Series D Cumulative Preferred Stock (“Series D Preferred Stock”) and 26,283.27 shares of Series E Cumulative Preferred Stock (“Series E Preferred Stock”, the Series D Preferred Stock and the Series E Preferred Stock, together, being the “Preferred Stock”) along with warrants to acquire up to 22,530,000 shares of the Company’s common stock. In December 2000, the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the warrants and TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock. Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

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

Market Risk Disclosures

     The Company’s consolidated balance sheet as of June 30, 2001 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 2 to 4 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company’s investment in equity securities as of June 30, 2001 was not significant.

     In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of June 30, 2001 by approximately $35.9 million and $70.4 million, respectively (compared with $20.6 million and $40.5 million as of June 30, 2000, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of June 30, 2001 by approximately $37.1 million and $74.4 million, respectively (compared with $21.3 million and $42.7 million as of June 30, 2000, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

New Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), that change how companies must account for business combinations, goodwill and other intangible assets. SFAS No. 141 requires, among other things, that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but will be subject to periodic assessment for impairment. The provisions of SFAS No. 142 are effective January 1, 2002 for goodwill and other intangible assets acquired before June 30, 2001. Management believes that the implementation of these standards will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth of membership and development of new lines of business, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, future government regulation such as the Patient’s Bill of Rights (“PBOR”) legislation and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

     IBNR estimates; Inability to control health care costs

     Medical costs payable in Oxford’s financial statements includes reserves for IBNR that are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including, among other factors, the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurance as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford’s results of operations in future periods.

     The Company’s future results of operations depend, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, risk-transfer or risk-sharing arrangements, major epidemics, catastrophes, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization under point-of-service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

     General economic conditions

     Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to increase premiums. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of a downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in slower than anticipated membership growth, decreased membership, or decreased margins on continuing membership.

     The effect of higher administrative costs

     Although the Company has reduced its administrative expenses to its target levels, no assurance can be given that the Company will be able to maintain such levels. The increased administrative costs of new laws or regulations, such as HIPAA or PBOR legislation, could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

     Changes in laws and regulations

     The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulations relating to cash reserves, minimum net worth, licensing requirements, approval of policy language and benefits, mandatory products and benefits, provider compensation arrangements, member disclosure, premium rates and periodic examinations by state and federal agencies. State regulations require the Company’s HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other payments to the Company.

     State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. There are currently two versions of PBOR legislation pending before the U.S. Congress. Although the two versions have significant differences, each seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. The State of New Jersey recently passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

     Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. Although the cost of complying with HIPAA is likely to be significant, at this time, the Company cannot quantify the actual cost of compliance with the new HIPAA rules or predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

     National Committee on Quality Assurance (“NCQA”) accreditation

     In September 2000, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, upgraded the Company’s status to “commendable” for its commercial and Medicare business, which is valid for two years. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

     Doing business on the Internet

     Federal and state laws and regulations directly applicable to communications or commerce over the Internet such as HIPAA are becoming more prevalent. For example, CMS has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to, the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services with respect to maintaining oxfordhealth.com. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations, could expose the Company to liability and could adversely affect the Company’s ability to provide services and content on the Internet.

     Matters affecting Medicare business

     Premiums for Oxford’s Medicare programs are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS which could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to remain in Medicare programs. Oxford’s Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization. There can be no assurances that the Company may not have to substantially reduce or withdraw from its participation in the Medicare business.

     Service and management information systems

     The Company’s claims and service systems depend upon the smooth functioning of its computer systems. While these systems presently operate satisfactorily and are sufficient to operate the Company’s current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company’s business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the Company’s recent agreement to outsource certain informational technology services will reduce technology risk or that the process of improving existing systems, developing new systems to support the Company’s operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

     Health care provider network

     The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with proposed legislation which may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs and market its products and service to its membership. Cost-containment and risk-sharing arrangements entered into by Oxford could be adversely affected by regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians in the Company’s service areas could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

     Pending litigation and other proceedings against Oxford

     The Company is a defendant in a number of purported securities class action lawsuits and shareholder derivative lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. The Company has been sued (i) in a purported Connecticut class action grounded in ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, and (iii) in two purported Connecticut class actions led by the Connecticut State Medical Society and four individual physicians based on breach of contract, among other things. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

     Negative HMO publicity and potential for additional litigation

     The managed care industry, in general, has received significant negative publicity and does not have a positive public perception. This publicity and perception have led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members commenced against certain large, national health plans, and recently against the Company, has resulted in additional negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. These factors may adversely affect the Company’s ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company’s results of operations.

     Concentration of business

     The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 78% of its Tri-State commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 16% of premiums earned during the six months ended June 30, 2001. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Risk Disclosures.”

PART II —OTHER INFORMATION

Item 1. Legal Proceedings

     As a result of the October 27, 1997 decline in the price per share of the Company’s common stock, the Company is the subject of numerous legal proceedings and investigations, including:

•	a securities class action alleging, among other things, that the Company, several current and former directors and officers of the Company and the Company’s former independent auditors failed to disclose material information regarding changes in the Company’s computer system and the Company’s membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable;

•	a stockholder derivative action alleging, among other things, that the Company’s directors and certain of its officers mismanaged the Company and wasted its assets in planning and implementing certain changes to the Company’s computer system;

•	an investigation by the New York State Attorney General “in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities”;

•	an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company’s October 27, 1997 press release announcing a loss in the third quarter of 1997.

     Further, the Company has been sued (i) in a purported Connecticut class action grounded in ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, and (iii) in two purported Connecticut class actions led by the Connecticut State Medical Society and four individual physicians based on breach of contract, among other things. The Company has filed motions to stay litigation pending arbitration in these actions. Briefing on these motions has not been completed.

     The Company and the plaintiffs in the derivative actions have reached a settlement pursuant to which Oxford’s directors’ and officers’ insurance carriers will pay $13.7 million to the Company, with not more than $3.7 million of that amount for legal fees and costs to the plaintiffs’ attorneys. Execution of the settlement has been stayed until September 4, 2001 by the court due to the rehabilitation in the State of Pennsylvania of the Reliance Insurance Company, one of the Company’s director’s and officer’s insurance carriers.

     The Company has been the subject of the previously reported Makastchian suit in New York State Supreme Court brought by plaintiffs who by subsequent court order comprise certain present and former members of the Company’s New York Individual Freedom Plan. The parties have agreed upon a settlement, which settlement has just been approved by the Court, pursuant to which the Company will pay $900,000 and exchange mutual releases with the plaintiffs.

     The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2000. There have been no other material developments in the legal proceedings involving the Company during the first six months of 2001.

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

Item 2. Changes in Securities and Use of Proceeds

     See information contained in notes 3, 4 and 10 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on May 16, 2001 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of four directors; (b) approval of the Oxford Health Plans, Inc. 2001 Management Incentive Plan (“Proposal Number 1”); and (c) approval of a shareholder proposal requesting that the Company establish a nominating committee comprised solely of independent directors (“Proposal Number 2”).

     At the meeting, Jonathan J. Coslet, Benjamin H. Safirstein, M.D. and Kent J. Thiry were each elected to serve as Class I directors of the Company for a term to expire in 2004 and David Bonderman was elected to serve as a Class II director of the Company for a term to expire in 2002. Directors whose terms expire in 2002 are Fred F. Nazem, James G. Coulter and Thomas A. Scully. Mr. Coulter and Mr. Scully resigned from their positions as directors of the Company in July 2001 and May 2001, respectively. Continuing directors whose terms expire in 2003 are Norman C. Payson, M.D., Robert B. Milligan, Jr. and Joseph W. Brown, Jr. A total of 70,609,835 votes were cast in favor of, and 17,875,619 votes were cast to withhold authority for, Mr. Bonderman’s election. A total of 71,007,945 votes were cast in favor of, and 17,477,509 votes were cast to withhold authority for, Mr. Coslet’s election. A total of 88,099,692 votes were cast in favor of, and 385,762 votes were cast to withhold authority for, Dr. Safirstein’s election. A total of 88,091,525 votes were cast in favor of, and 393,929 votes were cast to withhold authority for, Mr. Thiry’s election. Proposal Number 1 was adopted with 84,949,876 votes cast for, and 3,562,442 votes cast against the Proposal; in addition, there were 119,610 abstentions and 146,474 broker nonvotes related to the Proposal. Proposal Number 2 was defeated with 34,369,164 votes cast for, and 37,362,950 votes cast against the Proposal; in addition, there were 1,119,669 abstentions and 15,633,671 broker nonvotes related to the Proposal.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

3(b)	Amended and Restated By-laws of the Registrant

10(a)	First Amendment to Credit Agreement, dated as of July 6, 2001, by and among the Registrant, Oxford Benefit Management, Inc., the Lenders listed therein, Credit Suisse First Boston, Deutsche Banc

Exhibit No.	Description of Document

Alex Brown Inc. and Credit Lyonnais New York

10(b)	2001 Management Incentive Compensation Plan

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

(b) Reports on Form 8-K

In a report on Form 8-K dated and filed on April 3, 2001, the Company reported, under Item 5. “Other Events”, its intention to begin trading on the New York Stock Exchange.

In a report on Form 8-K dated and filed on April 26, 2001, the Company reported, under Item 5. “Other Events”, its first quarter 2001 earnings press release.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC.

(Registrant)

August 7, 2001	/s/ MARC M. KOLE

Date	Marc M. Kole,

Vice President of Finance and

Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Index to Exhibits

Exhibit Number	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(a)	First Amendment to Credit Agreement, dated as of July 6, 2001, by and among the Registrant, Oxford Benefit Management, Inc., the Lenders listed therein, Credit Suisse First Boston, Deutsche Banc Alex Brown Inc. and Credit Lyonnais New York*

10(b)	2001 Management Incentive Compensation Plan, incorporated by reference to Appendix B of the Registrant’s Definitive Proxy for the 2001 Annual Meeting filed April 3, 2001 (File No. 0-19442)

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

*	Filed herewith