Form 10-Q
period 2001-09-30
OXFORD HEALTH PLANS INC
filed 2001-11-14
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                           Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on November 6, 2001, net of treasury shares, was 91,899,726.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of September 30, 2001 and December 31, 2000
(In thousands, except share data)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents	$302,643	$198,632

Investments — available-for-sale, at market value	979,327	868,380

Premiums receivable, net	75,452	56,694

Other receivables	22,372	80,994

Prepaid expenses and other current assets	5,302	4,761

Deferred income taxes	47,758	46,102

Total current assets	1,432,854	1,255,563

Property and equipment, net	38,032	19,779

Deferred income taxes	17,802	102,133

Restricted cash and investments	62,509	57,194

Other noncurrent assets	19,057	9,941

Total assets	$1,570,254	$1,444,610

Liabilities and Shareholders’ Equity

Current liabilities:

Medical costs payable	$603,024	$612,930

Current portion of long term debt	25,156	147,000

Trade accounts payable and accrued expenses	126,081	103,459

Unearned revenue	126,555	88,299

Income taxes payable	48,324	—

Capital lease obligations	—	5,700

Total current liabilities	929,140	957,388

Long-term debt	133,438	28,000

Shareholders’ equity:

Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—

Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 100,101,207 shares in 2001 and 98,304,384 shares in 2000	1,001	983

Additional paid-in capital	600,537	561,857

Retained earnings (accumulated deficit)	120,832	(107,256)

Accumulated other comprehensive income	18,887	3,638

Treasury stock, at cost	(233,581)	—

Total shareholders’ equity	507,676	459,222

Total liabilities and shareholders’ equity	$1,570,254	$1,444,610

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Three Months and Nine Months Ended September 30, 2001 and 2000
(In thousands, except share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Revenues:

Premiums earned	$1,084,904	$1,012,570	$3,217,531	$3,004,006

Third-party administration, net	3,499	4,266	9,881	11,997

Investment and other income, net	23,478	21,233	72,952	57,244

Total revenues	1,111,881	1,038,069	3,300,364	3,073,247

Expenses:

Health care services	830,105	758,557	2,549,178	2,377,063

Marketing, general and administrative	132,010	119,926	367,097	361,719

Interest and other financing charges	4,234	7,460	15,519	27,548

Total expenses	966,349	885,943	2,931,794	2,766,330

Operating earnings before income taxes and extraordinary item	145,532	152,126	368,570	306,917

Income tax expense	59,815	63,892	140,482	128,905

Net earnings before extraordinary item	85,717	88,234	228,088	178,012

Extraordinary item – Loss on early retirement of debt, net of income tax benefit of $2,624	—	—	—	(3,624)

Net earnings	85,717	88,234	228,088	174,388

Less – preferred dividends and amortization	—	(7,638)	—	(27,989)

Net earnings attributable to common shares	$85,717	$80,596	$228,088	$146,399

Earnings per common share – basic:

Earnings before extraordinary item	$0.88	$0.94	$2.32	$1.80

Extraordinary item	—	—	—	(0.04)

Net earnings per common share – basic	$0.88	$0.94	$2.32	$1.76

Earnings per common share – diluted:

Earnings before extraordinary item	$0.85	$0.81	$2.22	$1.66

Extraordinary item	—	—	—	(0.04)

Net earnings per common share – diluted	$0.85	$0.81	$2.22	$1.62

Weighted-average common shares outstanding – basic	97,248	85,370	98,189	83,197

Effect of dilutive securities:

Stock options	3,886	5,915	4,424	3,921

Warrants	—	8,074	—	3,154

Weighted-average common shares outstanding-diluted	101,134	99,359	102,613	90,272

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000
(In thousands)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:

Net earnings	$228,088	$174,388

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	15,207	26,952

Deferred income taxes	83,053	121,996

Realized (gain) loss on sale of investments	(17,002)	67

Extraordinary item — loss on early retirement of debt	—	3,624

Other, net	—	1,420

Changes in assets and liabilities:

Premiums receivable	(18,758)	1,519

Other receivables	58,622	3,239

Prepaid expenses and other current assets	(168)	(2,257)

Medical costs payable	(9,906)	(41,296)

Trade accounts payable and accrued expenses	5,461	747

Unearned revenue	38,256	(58,717)

Income taxes payable	48,324	—

Other, net	1,477	1,780

Net cash provided by operating activities	432,654	233,462

Cash flows from investing activities:

Capital expenditures	(13,347)	(9,849)

Purchases of available-for-sale investments	(1,036,761)	(346,093)

Sales and maturities of available-for-sale investments	969,820	380,583

Acquisitions, net of cash acquired	(19,483)	—

Other, net	439	(10,621)

Net cash provided (used) by investing activities	(99,332)	14,020

Cash flows from financing activities:

Proceeds from exercise of stock options	26,239	50,003

Cash dividends paid	—	(10,064)

Redemption of notes payable	(16,406)	(154,700)

Redemption of preferred stock	—	(130,000)

Purchase of treasury shares	(233,581)	—

Payments under capital leases	(5,563)	(10,024)

Net cash used by financing activities	(229,311)	(254,785)

Net increase (decrease) in cash and cash equivalents	104,011	(7,303)

Cash and cash equivalents at beginning of period	198,632	332,882

Cash and cash equivalents at end of period	$302,643	$325,579

Supplemental cash flow information:

Cash payments for income taxes, net	$9,586	$5,899

Cash payments for interest	12,499	21,197

Supplemental schedule of noncash investing and financing activities:

Unrealized appreciation of investments	25,890	9,841

Obligation under outsource agreement	17,306	—

Preferred stock dividends and amortization	—	27,989

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to medical costs payable. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2000.

(2)  Restructuring Charges

         During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company’s plan to improve operations and restore the Company’s profitability. The table below presents the activity in the first nine months of 2001 related to the restructuring charge reserves. The activity during the first nine months of 2001 is consistent with the Company’s estimates. The Company believes that the reserves as of September 30, 2001 are adequate and that no revisions of estimates are necessary at this time.

	12/31/00	Cash		9/30/01
	Restructuring	Received	Noncash	Restructuring
(In thousands)	Reserves	(Paid)	Activity	Reserves

Provisions for loss on noncore businesses	$1,829	$7	$—	$1,836

Severance and related costs	5,591	(5,591)	—	—

Costs of consolidating operations	4,339	(2,671)	—	1,668

	$11,759	$(8,255)	$	$3,504

         The ending reserve balance as of September 30, 2001 for the provision for loss on noncore businesses represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

         The reduction in the reserve for severance and related costs reflects final contractual payments of approximately $5.6 million to former employees of the Company in accordance with their respective severance arrangements.

         The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $2.7 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at September 30, 2001 are comprised of future minimum lease rentals, net of sublease income, and lease termination and other costs. The Company’s related lease obligations for these properties extend to July 2005.

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

         The New Term Loan provided for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. In July 2001, the Company and its Lenders amended the Credit Agreement (the “Amendment”) to, among other things, (i) eliminate the mandatory prepayment provisions as they related to excess cash flows, (ii) allow the Company to use unrestricted Parent Company cash to repurchase common stock subject to a minimum of $150 million of liquidity (see Note 11) and (iii) allow the Company, subject to certain restrictions, to borrow an additional $300 million. As a result of this Amendment, the Company adjusted the amounts included in current and long-term liabilities as of June 30, 2001 to reflect the scheduled repayments of principal according to the New Term Loan. At December 31, 2000, prior to the Amendment and based on financial projections at that time for 2001 and 2002, including actual and anticipated dividends from the Company’s regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expected to repay the New Term Loan in full by June 30, 2002.

         Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. On January 12, 2001, the New Term Loan was converted to a LIBOR basis. Interest was originally calculated based on an $88 million tranche (“Tranche 1”) at a rate of 8.96875% through July 12, 2001, and on an $87 million tranche (“Tranche 2”) at a rate of 9.26125% through March 12, 2001. On March 12, 2001, the interest rate with respect to Tranche 2 was reset at 8.62% with respect to approximately $81.5 million, and approximately $5.5 million of principal was repaid. On May 14, 2001, the interest rate with respect to Tranche 2 was reset at 7.62625% and on June 14, 2001, the Tranche 2 rate was reset at 7.49% with respect to approximately $76 million after giving effect to a principal repayment of approximately $5.5 million. In July 2001, the interest rates with respect to Tranche 1 and Tranche 2 were reset at 7.33% and 7.27%, respectively, through August 13, 2001 and October 16, 2001, respectively. On August 13, 2001, the interest rate with respect to Tranche 1 was reset at 7.1% through February 13, 2002 with respect to approximately $82.5 million, after giving effect to a principal repayment of approximately $5.5 million. On October 16, 2001, the Tranche 2 rate was reset at 7.27% to expire on April 16, 2002 with respect to approximately $70.6 million principal amount, and December 17, 2001 with respect to approximately $5.5 million principal amount.

         During the first nine months of 2000, the Company redeemed approximately $151.3 million of principal amount outstanding under the Term Loan Agreement, dated as of May 13, 1998, prior to maturity.

(4)  Redeemable Preferred Stock

         At the end of the third quarter of 2000, the Company had outstanding 247,318.20 shares of Series D Cumulative Preferred Stock (“Series D Preferred Stock”) and 26,283.27 shares of Series E Cumulative Preferred Stock (“Series E Preferred Stock”, the Series D Preferred Stock and the Series E Preferred Stock, together, being the “Preferred Stock”) along with warrants to acquire up to 22,530,000 shares of the Company’s common stock. In December 2000, the Company paid $220 million to TPG Partners II, L.P. and certain of its affiliates and designees (“TPG Investors”) to repurchase certain of the shares of Preferred Stock and certain of the warrants and TPG Investors exchanged their remaining shares of

Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock. Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

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

         During the first nine months of 2000, the Company made three dividend payments on each series of Preferred Stock as required by the certificates of designations. On May 13, 2000, the Company (a) issued a dividend in the amount of $53.20 per share of Series D Preferred Stock in the form of shares of such Series D Preferred Stock to the holders of record as of April 28, 2000 and (b) paid a cash dividend in the amount of $145.89 per share of Series E Preferred Stock to the holders of record as of April 28, 2000. The total amount of the May 13, 2000 cash dividend paid was approximately $3.8 million. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $6.70 and $18.28 per share, respectively, to the holders of record as of June 16, 2000. The total amount of the cash dividends paid on June 30, 2000 was approximately $2.1 million. On September 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock in the amounts of $12.82 per share and $35.00 per share, respectively, to the holders of record as of September 15, 2000. The total amount of the September 30, 2000 cash dividends paid was approximately $4.1 million.

         In February 2000, the Company commenced a capital restructuring with the repurchase of $130 million of Preferred Stock. Preferred dividends and amortization for the nine months ended September 30, 2000 include a charge of approximately $2.6 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs relating to the repurchase of Preferred Stock in February 2000.

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

(6)  Other Comprehensive Income

         For the three months ended September 30, 2001 and 2000, the changes in value of available-for-sale securities included in other comprehensive income include unrealized holding gains of $25.9 million and $8.1 million, respectively, and reclassification adjustments of $1.8 million and $0.3 million, respectively. For the nine months ended September 30, 2001 and 2000, the changes in value of available-for-sale securities included in other comprehensive income include unrealized holding gains of $30.3 million and $9.9 million, respectively, and reclassification adjustments of $(4.4) million and $(0.1) million, respectively.

(7)  Regulatory Matters

         For the nine months ended September 30, 2001 and 2000, dividends of approximately $316.2 million and $210 million, respectively, were received by the parent company from its regulated subsidiaries.

(8)  Pharmacy Benefit Manager Agreement

         In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries will provide pharmacy benefit management services, including retail and mail order pharmacy services to the Company’s members. This agreement provides for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company will develop, de-identify and provide certain historic and current information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received $50 million of the payments in September, which is included in unearned revenue at September 30, 2001, and $37.4 million in October 2001. Substantially all of these amounts will be amortized to income over a period of 60 months beginning January 1, 2002.

         In connection with its new pharmacy benefits agreement, the Company provided for anticipated costs related to its prior pharmacy benefits arrangements. These costs are included in medical costs payable as of September 30, 2001.

(9)  Contingencies

         Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. The purported securities class actions are now all consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. The State Board of Administration of Florida has filed an individual action against the Company and certain of its officers and directors, which is also now pending in the United States District Court for the Southern District of New York, asserting claims arising from the October 27 decline in the price per share of the Company’s common stock. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut, and Connecticut Superior Court. On June 13, 2001, the Company and the plaintiffs in the federal and Connecticut derivative actions entered into an agreement providing for the settlement of these actions. This stipulation provides for, among other things, the payment by Oxford’s directors’ and officers’ (“D&O”) insurance carriers of $13.7 million to the Company, with not more than $3.7 million of that amount for legal fees and expenses of the plaintiffs’ attorneys. Although the Court preliminarily approved this settlement on June 20, 2001, the implementation and funding of the settlement have been delayed because one of the Company’s D&O insurers, Reliance Insurance Company (“Reliance”), was placed in liquidation on October 3, 2001 by the Commonwealth Court of Pennsylvania.

         In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed $175 million, provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $32.5 million of coverage remaining under preexisting insurance that is not subject to the $175 million retention applicable to the new policies. The Company has recorded a charge of $10 million to cover estimated legal costs related to the securities class action and the stockholder derivative actions pending against the Company that may not be recoverable because of the liquidation of Reliance.

         On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in United States District Court for the District of Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA (the “Connecticut Attorney General action”). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut, under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, Oxford filed a motion to dismiss the Patel action in its entirety. That motion has been fully briefed, and oral argument was held on October 29, 2001. On November 30, 2000, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMO’s, which order was confirmed on April 17, 2001.

         On February 14, 2001, the Connecticut State Medical Society (“CSMS”), and four individual physicians, filed two separate but nearly identical lawsuits against the Company’s Connecticut HMO subsidiary in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with Oxford during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair

Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, Oxford’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining Oxford from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys’ fees and costs. On April 26, 2001 the Company filed motions to stay both actions pending mandatory arbitration under the physicians’ contracts with Oxford. In response, both CSMS and the individual physicians filed amended complaints that dropped all causes of action except for those alleging violations of CUTPA, but kept all of the same factual allegations. The Company filed new motions to dismiss or, in the alternative, for a stay pending arbitration in both cases on July 18, 2001. Briefing and oral argument on those motions is complete and the Company is awaiting a decision from the court.

         On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with Oxford during the period August 1995 through the present. The suit, filed by the individual physicians, is styled as a class action complaint. The suits assert claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, Oxford’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining Oxford from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory damages, as well as attorneys’ fees and costs. The Company’s time to respond to both lawsuits has been extended by agreement between counsel.

         Although the outcome of these ERISA actions and the CSMS, MSSNY and physician actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

         Further, the Company is currently being investigated and is undergoing examinations by various state and federal agencies, including the Securities and Exchange Commission, various state insurance departments, and the New York State Attorney General. The Company is also subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in the states where it conducts business. The outcome of any such investigations and examinations cannot be predicted at this time.

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

(10)  Extraordinary Item

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

(11)  Share Repurchase Program

         In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of September 30, 2001, the Company had repurchased approximately 8.2 million shares of its common stock at a total cost of $233.6 million.

(12)  Subsequent Event

         On October 17, 2001, the Compensation Committee of the Company’s Board of Directors approved a grant of options to employees to purchase approximately 3.1 million shares of the Company’s common stock at the then current market value of $25.59 per share. The options vest ratably over a period of four years and expire seven years from the date of grant.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

         We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of September 30, 2001 and the consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements at September 30, 2001, and for the three-month and nine-month periods ended September 30, 2001 and 2000 for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
November 1, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of September 30,		Increase (Decrease)

	2001	2000	Amount	%

Membership:

Freedom, Liberty and Other Plans	1,149,400	1,111,300	38,100	3.4%

HMOs	217,200	222,300	(5,100)	(2.3%)

Total fully insured commercial membership	1,366,600	1,333,600	33,000	2.5%

Medicare	80,300	90,300	(10,000)	(11.1%)

Self-Funded membership	61,000	62,000	(1,000)	(1.6%)

Total membership	1,507,900	1,485,900	22,000	1.5%

The following table provides certain selected information for the three-month and nine-month periods ended September 30, 2001 and 2000:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2001	2000	2001	2000

Selected Information:

Medical loss ratio	76.5%	74.9%	79.2%	79.1%

Administrative loss ratio	12.1%	11.8%	11.4%	12.0%

Per member per month premium revenue	$249.01	$236.87	$246.40	$229.95

Per member per month medical expense	$190.52	$177.45	$195.22	$181.96

Fully insured member months (000’s)	4,357.0	4,274.8	13,058.2	13,063.8

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

         Restructuring Charges

         During the first half of 1998 and the third quarter of 1999, the Company recorded restructuring charges and write-downs of strategic investments primarily associated with implementation of the Company’s plan to improve operations and restore the Company’s profitability. The table below presents the activity in the first nine months of 2001 related to the restructuring charge reserves. The activity during the first nine months of 2001 is consistent with the Company’s estimates. The Company believes that the reserves as of September 30, 2001 are adequate and that no revisions of estimates are necessary at this time.

	12/31/00	Cash		9/30/01
	Restructuring	Received	Noncash	Restructuring
(In thousands)	Reserves	(Used)	Activity	Reserves

Provisions for loss on noncore businesses	$1,829	$7	$—	$1,836

Severance and related costs	5,591	(5,591)	—	—

Costs of consolidating operations	4,339	(2,671)	—	1,668

	$11,759	$(8,255)	$—	$3,504

         The ending reserve balance as of September 30, 2001 for the provision for loss on noncore businesses represents a full valuation allowance for noncore assets yet to be disposed of and an estimate of remaining legal costs related to the disposition of the related noncore businesses.

         The reduction in the reserve for severance and related costs reflects final contractual payments of approximately $5.6 million to former employees of the Company in accordance with their respective severance arrangements.

         The reduction in the reserve for costs of consolidating operations reflects lease payments and occupancy costs of approximately $2.7 million, net of sublease income, related to vacated office space. The remaining costs of the operations consolidations reserve at September 30, 2001 are comprised of future minimum lease rentals, net of sublease income, and lease termination and other costs. The Company’s related lease obligations for these properties extend to July 2005.

         Three months ended September 30, 2001 compared with three months ended September 30, 2000

         Total revenues for the quarter ended September 30, 2001 were $1.11 billion, up 7.1% from $1.04 billion during the same period in the prior year. Net earnings attributable to common shares for the third quarter of 2001 totaled $85.7 million, or $0.85 per diluted common share, compared with $80.6 million, or $0.81 per diluted common share, for the third quarter of 2000.

         Membership in the Company’s fully insured commercial health care programs as of September 30, 2001 increased by approximately 33,000 members from the level of such membership as of September 30, 2000 and by approximately 29,500 members since year-end 2000. Commercial membership growth was a result of enrollment gains in both large and small group products. Small group enrollment increased in part due to the introduction, during the latter part of 2000, of the Metro Product, a new small group product designed to appeal to cost-conscious employer groups. Large group enrollment increased primarily from gains in the Company’s non-gated plans. Membership in Medicare programs decreased by approximately 10,000 members compared with September 30, 2000 and by approximately 11,600 members since year-end 2000. The overall decline in Medicare membership was primarily due to the Company’s withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, including the withdrawal from the Medicare market in certain counties within New Jersey on January 1, 2001. In addition, the Company will withdraw from the Medicare market in Nassau County in New York and all but one New Jersey counties effective January 1, 2002. These withdrawals and changes to benefit plans may have the impact of lowering the Company’s Medicare revenues by approximately $140 million in 2002 compared with 2001 levels. Reimbursement levels for the Company’s 2001 Medicare business are expected to be approximately five percent higher than in 2000, net of the applicable Centers for Medicare and Medicaid Services (“CMS”, formerly HCFA) user fees, reflecting minimum CMS mandated increases as well as a change in the Company’s county-specific mix of business. The Company believes that future Medicare premiums will likely not keep up with health care cost increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may have to decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties.

         Total commercial premiums earned for the three months ended September 30, 2001 increased 9.5% to $922 million compared with $842.3 million in the same period in the prior year. The increase in premiums earned is attributable to a 6.2% increase in average premium yield over the third quarter of 2000 and a 3.1% increase in member months in the Company’s commercial health care programs. Commercial premium yields for the full year 2001 are expected to be approximately 8% higher in the Company’s core commercial business than in the full year 2000.

         Premiums earned from Medicare programs decreased 4.3% to $162.9 million in the third quarter of 2001 compared with $170.3 million in the third quarter of 2000. The revenue decline was caused by membership declines as member months of Medicare programs decreased 9.2% when compared with the prior year third quarter, partially offset by increases in average premium yields of Medicare programs of 5.4% over the level of the prior year third quarter. This yield increase exceeded the average rate increase granted by CMS as membership losses occurred primarily in lower reimbursement counties.

         Investment and other income increased 10.6% to $23.5 million for the three months ended September 30, 2001 compared with $21.2 million for the same period last year primarily due to higher realized capital gains.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 76.5% for the third quarter of 2001 compared with 74.9% for the third quarter of 2000. The change in the third quarter of 2001 over the third quarter of 2000 reflects a 4.8% increase in average overall premium yield offset by a 7% increase in per member per month medical costs. The increase in per member per month medical costs is primarily the result of higher levels of utilization and medical cost inflation partially offset by initiatives to reduce costs. The Company believes it has made adequate provision for medical costs as of September 30, 2001. Adjustments to prior period reserve estimates are included in the results of operations for the period in which the adjustments are made. During the three months ended September 30, 2001, net favorable development of prior period medical cost estimates was substantially offset by a provision for anticipated costs related to agreements with the Company’s former pharmacy benefits managers. Medical costs for the three months ended September 30, 2000 included favorable development of prior period estimates of medical costs of approximately $30.7 million.

         Marketing, general and administrative expenses totaled $132 million in the third quarter of 2001 compared with $119.9 million in the third quarter of 2000. During the third quarter of 2001, the Company recorded a charge of $10 million for estimated legal expenses related to the securities class action and stockholder derivative actions pending against the Company that may not be recoverable from one of the Company’s primary director’s and officer’s insurance carriers due to its insolvency. In addition, the increase when compared with the third quarter of 2000 is attributable to increased information technology spending and higher broker commissions. Partially offsetting these costs were a $3.6 million decrease in payroll and benefits due to reduced staffing and $3.4 million in lower depreciation expense. Administrative expenses as a percent of operating revenue were 12.1% during the third quarter of 2001 compared with 11.8% during the third quarter of 2000 and for the full year 2000. Included in marketing, general and administrative expense for the three months ended September 30, 2000 are severance costs of approximately $2.5 million related to changes in operating management structure and reporting responsibilities.

         Interest expense decreased 43.2%, or $3.2 million, to $4.2 million in the third quarter of 2001 compared with $7.5 million in the third quarter of 2000. The Company incurred interest and other financing charges of $3.5 million in the third quarter of 2001 related to its outstanding debt and capital lease obligations, compared with $6 million in the comparable 2000 period. Interest expense on delayed claims declined to $0.8 million in the third quarter of 2001 compared with $1.4 million in the third quarter of 2000. Interest expense on debt decreased during 2001 due to the repayment in full of the term loan dated as of May 13, 1998 (the “Term Loan”) during the second quarter of 2000 and the repurchase of the Senior Notes during the fourth quarter of 2000. In December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and the Company entered into a $175 million senior secured term loan and a $75 million revolving credit facility. During the third quarter of 2001, the Company repaid approximately $5.5 million of its senior secured term loan. The Company’s weighted average interest rate for the three months ended September 30, 2001 was 8.5% compared with 11.7% in the comparable prior year period.

         The Company recorded income tax expense of $59.8 million for the third quarter of 2001 reflecting an effective tax rate of 41.1%, compared with $63.9 million, or an effective tax rate of 42%, for the third quarter of 2000. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At September 30, 2001, the Company had deferred tax assets of approximately $65.4 million (net of valuation allowances of approximately $13.1 million).

         Net earnings attributable to common shares for the three months ended September 30, 2000 was reduced by preferred dividends and amortization of approximately $7.6 million. In December 2000, the Company repurchased or exchanged all of the outstanding shares of its Series D Cumulative Preferred Stock and Series E Cumulative Preferred Stock (together, the “Preferred Stock”) and accordingly, at the end of 2000, no Preferred Stock was outstanding.

         Nine months ended September 30, 2001 compared with nine months ended September 30, 2000

         Total revenues for the nine months ended September 30, 2001 were $3.3 billion, up 7.4% from $3.07 billion during the same period in the prior year. Net earnings before extraordinary item attributable to common stock for the first nine months of 2001 totaled $228.1 million, or $2.22 per diluted common share, compared with $150 million, or $1.66 per diluted common share, for the first nine months of 2000.

         Total commercial premiums earned for the nine months ended September 30, 2001 increased 8.7% to $2.71 billion compared with $2.5 billion in the same period in the prior year. The year to year increase in premiums earned is attributable to a 8.3% increase in average premium yield and a 0.3% increase in member months in the Company’s commercial health care programs compared with the first nine months of 2000. Commercial premium yields for the full year 2001 are expected to be approximately 8% higher in the Company’s core commercial business than in the full year 2000.

         Premiums earned from Medicare programs decreased 0.5% to $503.9 million in the first nine months of 2001 from $506.4 million in the first nine months of 2000. The revenue decline was caused by membership declines as member months of Medicare programs decreased 5.6% when compared with the prior year period, partially offset by increases in average premium yields of Medicare programs of 5.4% over the level of the prior year period. This yield increase exceeded the average rate increase granted by CMS as membership losses occurred primarily in lower reimbursement counties.

         Investment and other income increased 27.4% to $73 million for the first nine months of 2001 compared with $57.2 million in the comparable 2000 period primarily due to an increase in realized capital gains.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 79.2% for the first nine months of 2001 compared with 79.1% for the first nine months of 2000. The change in the first nine months of 2001 over the first nine months of 2000 reflects a 7.2% increase in average overall premium yield offset by a 7.3% increase in per member per month medical costs when compared to the prior year period. The increase in per member per month medical costs is primarily the result of medical cost inflation partially offset by initiatives to reduce costs. The Company believes it has made adequate provision for medical costs as of September 30, 2001. Adjustments to prior period reserve estimates are included in the results of operations for the period in which the adjustments are made. For the nine months ended September 30, 2001, net favorable development of prior period medical estimates was offset by provisions for anticipated costs related to agreements with the Company’s former pharmacy benefits managers. Included in medical costs for the nine months ended September 30, 2000 are favorable developments of prior period medical costs of approximately $54.1 million.

         Marketing, general and administrative expenses totaled $367.1 million in the first nine months of 2001 compared with $361.7 million in the first nine months of 2000. The increase when compared to the prior year period is primarily attributable to increased information technology spending and higher broker commissions. Partially offsetting these costs were a decrease in payroll and benefits due to reduced staffing and lower depreciation expense. These expenses as a percent of operating revenue were 11.4% during the first nine months of 2001 compared with 12% during the first nine months of 2000. During the third quarter of 2001, the Company recorded a charge of $10 million for estimated legal expenses related to the securities class action and stockholder derivative actions pending against the Company that may not be recoverable from one of the Company’s primary director’s and officer’s insurance carriers due to its insolvency. Included in marketing, general and administrative expense for the first nine months of 2000 are severance costs of approximately $7.5 million related to changes in operating management structure and reporting responsibilities.

         Interest expense decreased $12 million to $15.5 million in the first nine months of 2001 compared with $27.5 million in the comparable prior year period. The Company incurred interest and other financing charges of $12.5 million in the first nine months of 2001 related to its outstanding debt and capital lease obligations, compared with $24.5 million in the first nine months of 2000. Interest expense on delayed claims totaled $3 million in the first nine months of 2001 compared with $3.1 million in the first nine months of 2000. Interest expense on debt decreased due to the repayment of the $150 million term loan during the second quarter of 2000 and the repurchase of the Senior Notes during the fourth quarter of 2000. In addition, the Company repaid approximately $16.4 million of its New Term Loan during the nine months ended September 30, 2001. The Company’s weighted average interest rate for the nine months ended September 30, 2001 was 8.9% compared with 11.9% in the comparable year period.

         The Company had income tax expense of $140.5 million for the first nine months of 2001, reflecting an effective tax rate of 38.1% for 2001, compared with $128.9 million, or 42%, for the 2000 period. As a result of the realization of capital gains from investment sales and an ongoing plan to harvest gains in the portfolio when practicable, the Company reduced the valuation allowance applicable to its capital loss carryforwards by $11 million during the second quarter of 2001.

         Net earnings before extraordinary item attributable to common shares for the nine months ended September 30, 2000 were reduced by preferred dividends and amortization of approximately $28 million. Preferred dividends and amortization for the nine months ended September 30, 2000 include a charge of approximately $2.6 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs relating to the Company’s repurchase of approximately $130 million of preferred stock in February 2000. During the second quarter of 2000, the Company prepaid its outstanding term loan and incurred an extraordinary charge of $3.6 million, or $0.04 per diluted common share, net of $2.6 million of income tax benefits. The extraordinary charge represents the payment of a redemption premium and the write off of deferred finance costs, net of related tax benefits.

Liquidity and Capital Resources

         As of September 30, 2001, the Company had approximately $1.28 billion in current cash and marketable securities, including approximately $302 million at the parent company. Cash provided by operations during the first nine months of 2001 totaled approximately $432.7 million, compared with $233.5 million for the first nine months of 2000. The improvement in cash flow was the result of increased net earnings and improved working capital management, particularly in the area of medical costs and other receivables. Partially offsetting this improvement was an increase in premiums receivable, due to delays in collections caused by operational difficulties experienced by our banks and customers as a result of the September 11th disaster. During 2001, the Company received distributions from the 1997 and 1998 New York Market Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000. These assets were classified as other receivables in the Company’s December 31, 2000 consolidated balance sheet. In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and ceratin of its subsidiaries will provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. This agreement provides for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company will develop, de-identify and provide certain historic and current information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received $50 million of the payments in September, which is included in unearned revenue at September 30, 2001 and $37.4 million in October 2001. Substantially all of these amounts will be amortized to income over a period of 60 months beginning January 1, 2002.

         Capital expenditures for the first nine months of 2001 totaled $13.3 million, including approximately $11.1 million paid under its computer system outsource agreement, principally for computer equipment and software. In addition, the Company has committed to purchase additional equipment under the outsource agreement totaling approximately $17.3 million at September 30, 2001. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. The acquisition is intended to allow the Company, among other things, to expand offerings of its various health plans to New York and New Jersey based employers with employees outside the tri-state area. Also during 2001, the Company has made additional investments of approximately $7.7 million, for a total investment of approximately $10 million, in MedUnite, a company founded by certain healthcare payors to create an Internet-based health care transaction system.

         Cash used by financing activities totaled $229.3 million during the first nine months of 2001 compared with $254.8 million in the first nine months of 2000. During the first nine months of 2001, the Company repaid approximately $16.4 million of its New Term Loan. In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through September 30, 2001, the Company had repurchased approximately 8.2 million of its common shares at an aggregate cost of approximately $233.6 million. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. During the first nine months of 2000, the Company repurchased shares of its Preferred Stock for an aggregate amount of approximately $130 million and repurchased the remaining outstanding obligation of its $150 million term loan under the Term Loan Agreement, dated as of May 13, 1998 (the “Term Loan”). In connection with the repayment of the Term Loan, the Company paid a redemption premium of approximately $3.4 million. Such amount is included as an extraordinary charge, net of income tax benefits, for the nine month period ended September 30, 2000. In addition, during the third quarter of 2000, the Company repurchased $1.3 million of its Senior Notes. Costs associated with this redemption, including redemption premiums, were not material and are included in interest and other financing charges for the three months ended September 30, 2000. The Company paid the May 13, 2000 dividend on the Series D Cumulative Preferred Stock (the “Series D Preferred Stock”), valued at approximately $12.5 million, in shares of Series D Preferred Stock and paid the May 13, 2000 dividend on the Series E Cumulative Preferred Stock (the “Series E Preferred Stock”) of approximately $3.8 million in cash. On June 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock of approximately $1.6 million and $0.5 million, respectively. On September 30, 2000, the Company paid cash dividends on the Series D Preferred Stock and Series E Preferred Stock of approximately $3.2 million and $0.9 million, respectively.

         As of September 30, 2001, cash and investments aggregating $62.5 million have been segregated in the accompanying consolidated balance sheet as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At September 30, 2001, the Company’s regulated subsidiaries had statutory net worth of approximately $374 million, or approximately $196.2 million in excess of current regulatory requirements. The Company primarily manages its subsidiary capital against Risk Based Capital (“RBC”) rules, although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. Under Company Action Level (“CAL”) RBC, the Company had approximately $154.3 million of excess capital. The Company intends to continue to seek dividends for capital in excess of 125% of CAL RBC standards from its subsidiaries. Such dividend requests are currently estimated to be approximately $93.2 million. Since December 31, 2000, dividends of approximately $316.2 million into the parent company were received from its regulated subsidiaries. However, there can be no assurance that the various state regulators will grant approval for the subsidiaries to pay such future dividends. On April 26, 2000, Oxford NY repaid a surplus note plus accrued interest to the parent company of approximately $44 million.

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

         The Company’s medical costs payable were $603 million as of September 30, 2001 compared with $612.9 million as of December 31, 2000. Medical payable days were 66 at September 30, 2001 compared with 71 days at December 31, 2000. The decrease primarily reflects reduced inpatient claims inventory levels as a result of claims processing procedure efficiencies and the related acceleration of claims payments compared with year-end. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership.

         The liability for medical costs payable is also affected by shared-risk arrangements, including arrangements related to the Company’s Medicare business in certain counties and physician groups. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits). In the case of the North Shore Long Island Jewish Health Systems (“NSLIJ”) Medicare risk arrangement described below, the Company does not record a reserve for claims liability since the payment obligation has been transferred to NSLIJ through the period ended December 31, 2001. The Company has reviewed its physician group programs and has terminated most of its arrangements as a result of difficulties and expense associated with administering the programs as well as other considerations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

         The Company has risk-sharing agreements with a limited number of hospitals and hospital systems covering approximately 34,400 Medicare members. Premium revenues for the Medicare members covered under these agreements totaled approximately $190.6 million for the nine months ended September 30, 2001. In April 2001, the Company and NSLIJ entered into an agreement that covers the Company’s commercial and Medicare membership through December 31, 2004. However, under the new agreement, NSLIJ will no longer bear the health care cost risk for the Company’s Medicare membership after December 31, 2001. In addition, the Company has risk-sharing agreements with Lenox Hill Hospital and Montefiore Hospital covering Medicare members in New York City.

         Under the terms of the Credit Agreement dated December 22, 2000 (the “Credit Agreement”), among other things, mandatory prepayments of principal were required in an amount of 50% of excess cash flow, as defined, beginning with the quarter ending June 30, 2001. In July 2001, the Company and its Lenders amended the Credit Agreement (the “Amendment”) to, among other things, (i) eliminate the mandatory prepayment provisions as they related to excess cash flows, (ii) allow the Company to use unrestricted Parent Company cash to repurchase common stock subject to a minimum of $150 million of liquidity and (iii) allow the Company, subject to certain restrictions, to borrow an additional $300 million. As a result of this Amendment, the Company adjusted the amounts included in current and long-term liabilities as of June 30, 2001 to reflect the scheduled repayments of principal according to the New Term Loan. At December 31, 2000, prior to the Amendment and based on financial projections for 2001 and 2002, including actual and anticipated dividends from the Company’s regulated subsidiaries, subsequent mandatory prepayments of principal primarily from excess cash flow, as well as scheduled repayments, the Company expected to repay the New Term Loan in full by June 30, 2002.

         In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. To facilitate the share repurchase program, the Company and its Lenders amended the Credit Agreement, as discussed above. As of September 30, 2001, the Company had repurchased approximately 8.2 million shares of its outstanding common stock at an aggregate cost of approximately $233.6 million.

         At the end of the third quarter of 2000, the Company had outstanding 247,318.20 shares of Series D Preferred Stock and 26,283.27 shares of Series E Preferred Stock along with warrants to acquire up to 22,530,000 shares of the Company’s common stock. In December 2000, the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the warrants, and TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock. Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

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

Market Risk Disclosures

         The Company’s consolidated balance sheet as of September 30, 2001 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company’s investment in equity securities as of September 30, 2001 was not significant.

         In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of September 30, 2001 by approximately $40.4 million and $80 million, respectively (compared with $19.3 million and $38 million as of September 30, 2000, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of September 30, 2001 by approximately $38.5 million and $77.7 million, respectively (compared with $19.8 million and $39.5 million as of September 30, 2000, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement No. 141, “Business Combinations” (“SFAS No. 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), that change how companies must account for business combinations, goodwill and other intangible assets. SFAS No. 141 requires, among other things, that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. With the adoption of SFAS No. 142, goodwill is no longer subject to periodic amortization over its estimated useful life, but rather will be subject to at least an annual assessment for impairment by applying a fair-value based test. Acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but will be subject to periodic assessment for impairment. The provisions of SFAS No. 142 are effective January 1, 2002 for goodwill and other intangible assets acquired before June 30, 2001. In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 143 addresses the accounting for the removal, including the sale, abandonment, recycling or disposal, of a long-lived asset from service and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 144, which supercedes SFAS No. 121, addresses the impairment of long-lived assets and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management believes that the implementation of these standards will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained in “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth and retention of membership and development of new lines of business, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, future government regulation such as the Patient’s Bill of Rights (“PBOR”) legislation and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

         The Company’s future results of operations depend, in part, on its ability to predict and control health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: change in the historical patterns of health care utilization and/or unit costs directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, risk-transfer or risk-sharing arrangements, epidemics, acts of terrorism and bio-terrorism or other catastrophes, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization under point-of-service plans.

There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

         There can be no assurance that the September 11, 2001 terrorist attack, the recent cases of anthrax infection or exposure, the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs.

         General economic conditions

         Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to increase premiums. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, or decreased margins on continuing membership. Further, there can be no assurance that the September 11, 2001 terrorist attack, the recent cases of anthrax infection or exposure, the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s cost of operations and its ability to retain membership.

         Effects of terrorism

         Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, prescriptions for drugs such as Ciprofloxacin Hydrochloride, mental health services and other services; (ii) loss of membership as the result of lay-offs or other in force reductions of employment; (iii) adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

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

         State and federal government authorities are continually considering changes to laws and regulations applicable to the Company and are currently considering regulations relating to mandatory benefits and products, parity of access to certain medical benefits such as mental health, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. There are currently two versions of PBOR legislation pending before the U.S. Congress. Although the two versions have significant differences, each seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. The State of New Jersey recently passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

         Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning the use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. The costs related to the implementation of certain HIPAA operating guidelines and standards will likely be in excess of $10 million in 2002 and beyond. However, at this time, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

         National Committee on Quality Assurance (“NCQA”) accreditation

         In September 2001, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, upgraded the Company's status to excellent for Oxford's New York line of business. Oxford Health Plans' New Jersey and Connecticut lines of business maintain a commendable status. The next NCQA review will be in March 2002. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

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

         Matters affecting Medicare business

         Premiums for Oxford’s Medicare programs are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS which could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Given the current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may have to decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. For example, the Company will withdraw from the Medicare market in Nassau County in New York and all but one New Jersey counties effective January 1, 2002. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to remain in Medicare programs. Oxford’s Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization.

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

         Pending litigation and other proceedings against Oxford

         The Company is a defendant in a number of purported securities class action lawsuits and shareholder derivative lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company is also the subject of examinations, investigations and inquiries by several Federal and state governmental agencies. The Company has been sued (i) in a purported Connecticut class action grounded in ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, (iii) in two Connecticut actions, brought by the Connecticut State Medical Society and a purported class action brought by four individual physicians, based on Connecticut Unfair Trade Practices Act claims, and (iv) in two New York actions, brought by the Medical Society of the State of New York and a purported class action brought by three individual physicians, based on New York General Business Law claims, among other things. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

         Concentration of business

         The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 78% of its Tri-State commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 16% of premiums earned during the nine months ended September 30, 2001. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Risk Disclosures.”

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         As a result of the October 27, 1997 decline in the price per share of the Company’s common stock, the Company is the subject of numerous legal proceedings and investigations, including:

•	a securities class action alleging, among other things, that the Company, several current and former directors and officers of the Company and the Company’s former independent auditors failed to disclose material information regarding changes in the Company’s computer system and the Company’s membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable;

•	Federal and Connecticut stockholder derivative actions alleging, among other things, that the Company’s directors and certain of its officers mismanaged the Company and wasted its assets in planning and implementing certain changes to the Company’s computer system;

•	an investigation by the New York State Attorney General “in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities”;

•	an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company’s October 27, 1997 press release announcing a loss in the third quarter of 1997.

         Further, the Company has been sued (i) in a purported class action on behalf of Oxford subscribers based on ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, (iii) in two Connecticut actions, brought by the Connecticut State Medical Society and a purported class action brought by four individual physicians, based on Connecticut Unfair Trade Practices Act claims, and (iv) in two New York actions, brought by the Medical Society of the State of New York and a purported class action brought by three individual physicians, based on New York General Business Law claims, among other things.

         The Company and the plaintiffs in the federal and Connecticut derivative actions have reached a settlement pursuant to which Oxford’s directors’ and officers’ insurance carriers will pay $13.7 million to the Company, with not more than $3.7 million of that amount for legal fees and costs to the plaintiffs’ attorneys. Although the court preliminarily approved this settlement on June 20, 2001, the implementation and funding of the settlement have been delayed because one of the Company’s directors’ and officers’ insurers, Reliance Insurance Company, was placed in liquidation on October 3, 2001.

         As previously reported, on or about July 20, 1999, the New York Attorney General commenced an investigation into the utilization review process of Oxford and a number of other health plans. On August 30, 2001, Oxford executed an Assurance of Discontinuance (“AOD”) in which the Attorney General agreed to close its investigation in return for Oxford’s agreement to (i) pay $160,000 towards the cost of the investigation and (ii) undertake certain steps to ensure future compliance with the Utilization Management statute. The AOD expressly states that the settlement does not constitute and shall not be deemed an admission of any wrongdoing or violation of law.

         The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2000. There have been no other material developments in the legal proceedings involving the Company, described in the 2000 Form 10-K, during the first nine months of 2001.

         Oxford has recently been sued in a New Jersey state court in a purported class action on behalf of all Oxford members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom Oxford recovered reimbursement for medical expenses pursuant to the subrogation provision in Oxford’s member certificates. The Complaint alleges that any subrogation payments collected by Oxford have been in violation of New Jersey insurance regulations and state law, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. Other health insurers doing business in New Jersey have also been sued in similar purported class actions. Oxford intends to remove the complaint to federal court and seek its dismissal on grounds of federal preemption. In addition, Oxford believes it has substantial defenses under state law to this case, and intends to defend the action vigorously.

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

Item 2. Changes in Securities and Use of Proceeds

         See information contained in notes 3, 8 and 11 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

3(b)	Amended and Restated By-laws of the Registrant

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

(b)	Reports on Form 8-K

In a report on Form 8-K dated and filed on August 1, 2001, the Company reported, under Item 5. “Other Events”, its second quarter 2001 earnings press release and its share repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC. (Registrant)

November 14, 2001	/s/ MARC M. KOLE

Date	Marc M. Kole, Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC.
Index to Exhibits

Exhibit
Number	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

* Filed herewith