Form 10-K
period 2001-12-31
OXFORD HEALTH PLANS INC
filed 2002-02-22
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                                                                     December 31, 2001

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

(203) 459 – 6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes       X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     As of February 19, 2002, there were 87,530,289 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was approximately $3,426,811,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III)

PART I

Item 1. BUSINESS

General

     Oxford Health Plans, Inc. (“Oxford” or the “Company”), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company currently providing health benefit plans primarily in New York, New Jersey and Connecticut. The Company’s product line includes its point-of-service (“POS”) plans, the Freedom Plan and the Liberty Plan, health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”), Medicare+Choice (“Medicare”) plans and third-party administration of employer-funded benefit plans (“self-funded health plans”). The Company’s principal executive offices are located at 48 Monroe Turnpike, Trumbull, Connecticut 06611, and its telephone number is (203) 459-6000. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

     The Company currently offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. (“Oxford NY”), Oxford Health Plans (NJ), Inc. (“Oxford NJ”) and Oxford Health Plans (CT), Inc. (“Oxford CT”) and through Oxford Health Insurance, Inc. (“OHI”), the Company’s health insurance subsidiary. OHI currently does business under accident and health insurance licenses granted by the Departments of Insurance of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania. In May 2001, the Company acquired all of the outstanding stock of Investors Guaranty Life Insurance Company, a domestic California insurance company licensed to write annuity, life and health insurance policies in many states. Further, in December 2001, the Company signed a definitive agreement to acquire MedSpan, Inc., the parent company of a Connecticut health maintenance organization, for cash consideration of approximately $19 million. The transaction is subject to customary conditions including regulatory approvals and is anticipated to close during the first quarter of 2002.

     The Company is not dependent on any single employer or group of employers, as the largest employer group contributed less than 1% of total premiums earned during 2001 and the ten largest employer groups contributed approximately 5% of total premiums earned during 2001. The Company’s Medicare revenue under its contracts with the federal Centers for Medicare and Medicaid Services (“CMS”, formerly HCFA) represented approximately 15% of its premium revenue earned during 2001.

Company’s Future Strategy

     The Company intends to focus its strategy for the years 2002 and 2003 on four main areas: (1) continuing its efforts to make quality health care affordable by focusing on health care costs, (2) developing new products to serve the marketplace, (3) expanding its business through additional market penetration in its current market area and contiguous geographic markets, and (4) continuing to increase administrative efficiencies by, among other things, enhancing the functionalities of its Internet offerings.

Products

Freedom Plan

     Oxford’s Freedom Plan is a POS health care plan combining the benefits of Oxford’s HMOs with some of the benefits of conventional indemnity health insurance. Oxford’s Freedom Plan gives members the option of using the network of providers under contract with Oxford’s HMOs or exercising their freedom to choose providers not under contract with Oxford, although certain benefits are only available through network providers. In 2000, the Company launched Freedom Plan Metro which features access to Oxford’s largest network of doctors and hospitals at lower monthly premium rates primarily through higher copayments for certain services. The Freedom Plan had approximately 1.13 million members at December 31, 2001 compared with 1.09 million at the end of 2000. Freedom Plan premiums were 70.1% of total premium revenue in 2001 and 69.1% in 2000. The largest employer group offering the Freedom Plan accounted for approximately 0.8% of Freedom Plan premiums earned during 2001, and the ten largest employer groups offering the Freedom Plan accounted for 4.9% of Freedom Plan premiums earned in 2001.

     Oxford believes that the target market for the Freedom Plan is small to medium-size employers (10 to 1,500 employees). New York Freedom Plan enrollment accounts for approximately 76% of all Freedom Plan enrollment. In New York, each Freedom Plan member currently receives two forms of coverage - HMO coverage through Oxford NY for in-network coverage and indemnity insurance through OHI. In New Jersey and Connecticut, each member receives Freedom Plan coverage through one contract through either Oxford NJ or Oxford CT. Oxford also offers a similar plan design in New York, which is provided only through OHI on a pure indemnity basis.

     HMOs

     Oxford currently offers HMO plans in New York, New Jersey and Connecticut. The largest HMO commercial employer group accounted for 5.4% of total HMO premiums earned during 2001, while the ten largest HMO groups accounted for 22.8% of total HMO premiums earned in 2001. Commercial HMO membership was approximately 218,000 members at December 31, 2001, compared with 222,000 members at the end of 2000. Group commercial HMO revenues were 12.5% of total premiums in 2001 and 12.6% in 2000.

     Liberty Plan

     The Company’s Liberty Plan is a POS health care plan. This plan offers lower premiums than the standard Freedom Plan by allowing member groups to choose from a smaller network of in-network providers. The Company believes that the Liberty Plan provider network, while smaller than the Freedom Plan network, is competitive in size and quality with networks of certain other health plans in the New York metropolitan area. Liberty Plan membership, which is included in the Freedom Plan membership, was approximately 164,000 members at December 31, 2001, compared with 148,000 members at the end of 2000.

     Individual Plans

     New York regulations require HMOs in the community-rated small group market to offer POS and HMO coverage with mandated benefits to individuals (the “New York Mandated Plans”). Oxford also continues to cover individuals in New York under a grandfathered POS plan (together with the New York Mandated Plans, the “New York Individual Plans”). The grandfathered plan is closed to new membership. The New York Mandated Plans are served by the Liberty Plan network of providers and the grandfathered plan is served by the Freedom Plan network. The Company had approximately 47,000 members in the New York Individual Plans as of December 31, 2001, as compared with approximately 54,000 members as of December 31, 2000. Membership amounts are included in the HMO Plan membership.

     The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pools”). Insurers participating in the small group and individual insurance market in New York may be required to contribute certain amounts to the New York Stabilization Pools based upon certain criteria outlined in the regulations. These amounts are later distributed to insurers based upon the demographic makeup of the insurers’ membership base (for years 1999 and prior) and the experience of the insurers’ membership with regard to certain special medical conditions, as defined in the New York regulations. The Company contributed $15.2 million and $13.9 million, respectively, to the New York Stabilization Pools for the years 1997 and 1998. Prior to 2000, the Company received approximately $9 million in distributions from the 1997 New York Stabilization Pools. In January 2001, the Company received distributions from the 1997 and 1998 New York Stabilization Pools of approximately $4 million and $21.1 million, respectively, which were included in income for the year ended December 31, 2000. In January 2002, the Company received an additional distribution from the 1998 New York Stabilization Pool of approximately $3.6 million that was included in income for the year ended December 31, 2001. The Company contributed $7 million to the New York Stabilization Pools in 1999 and has established reserves of $15.3 million and $14.3 million for 1999 and 2000, respectively, related to the New York Stabilization Pools.

     The Company has also established receivables of $11.2 million and $9.6 million for 2000 and 2001, respectively, related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pools, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain of the paid claims for the New York Mandated Plans and for the Healthy New York plan. While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999, 2000 and 2001 Pool years may differ materially from amounts that will ultimately be paid or received from the Pools based on final reconciliations. There can be no assurance that the Company will receive additional funds in the future related to the Pools.

     The Company offers individual HMO and various individual indemnity plans in New Jersey (the “New Jersey Mandated Plans”). The Company had approximately 4,000 members in the New Jersey Mandated Plans as of December 31, 2001 and 2000. Membership amounts are included in the HMO Plan membership.

     Medicare

     The Company offers a number of Medicare plans, as Oxford Medicare Advantage, to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries.

     At December 31, 2001, the Company had approximately 77,000 members enrolled in its Medicare plans compared with 92,000 members at the end of 2000. The reduction in Medicare membership is primarily the result of exiting certain counties in New Jersey during 2001. Medicare accounted for approximately 15.3% of total premiums earned for the year ended December 31, 2001 and 16.8% in 2000. The Company expects its Medicare membership to be about 11,000 members lower in 2002 as the result of withdrawals from Medicare in all but Hudson County in New Jersey and the withdrawal from Nassau County, New York. The lower levels are expected to result in 2002 Medicare revenue being approximately $100 million lower than in 2001. Based on 2002 renewals, Medicare membership was approximately 63,000 at the end of January 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of prior operating losses incurred in the Company’s Medicare programs.

     Under its Medicare contracts with the CMS, the Company receives a fixed per member per month capitation amount established annually by CMS. The Company bears the risk that the actual costs of health care services may exceed the capitation amounts received by the Company. See “Business — Government Regulation — Federal Regulation”. Medicare contracts provide revenues that are generally higher per member than those for non-Medicare members. Such contracts, however, also carry certain risks such as higher comparative medical costs per member and additional regulatory and reporting requirements. The Company has developed a network of physicians and other providers to serve its Medicare enrollees. In an effort to control its costs associated with its Medicare business, the Company has entered into risk-sharing agreements with two hospitals and a provider organization covering approximately 21,000 Medicare members at December 31, 2001 in certain New York counties. See “Business — Cost-Containment Arrangements — Medicare”.

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

     Other Products

     The Company currently has a PPO product in New Jersey and Pennsylvania. At December 31, 2001, the Company had approximately 48,000 members enrolled in New Jersey compared with 29,000 members at December 31, 2000. The current Pennsylvania PPO membership is minimal. Beginning in January 2001, the Company began offering the New York state mandated Healthy New York health plan that is a streamlined, comprehensive benefit package for uninsured individuals working for employers with 50 or fewer employees and individuals who have generally not had health care coverage for a specified period. The State of Connecticut also requires the Company to offer a similar, lower cost streamlined plan to small groups. At December 31, 2001, the Company had less than 500 members enrolled in these plans. The Company believes that its enrollment may grow in these plans during 2002 in response to state efforts to reduce the number of uninsured.

     Oxford also offers self-funded health plans pursuant to which the employer self-insures, and Oxford processes, health care expenses. Oxford assumes no insurance risk for the cost of health care for these contracts and receives a monthly fee for its administrative services. As of December 31, 2001, the Company was administering nineteen self-funded groups in New York and nine self-funded groups in New Jersey, covering approximately 60,000 members in total as compared with nineteen self-funded groups in New York and eleven in

New Jersey, covering approximately 62,000 members in total as of December 31, 2000. Self funded membership, based on January 2002 renewals, was approximately 43,000.

Marketing and Sales

     Oxford distributes its products through several different internal channels, including direct sales representatives, business representatives, the Internet, telemarketing representatives and executive account representatives as well as through external insurance agents, brokers and consultants.

     Internal Representatives

     The direct sales representatives sell the Company’s HMO programs, point of service plans including the Freedom Plan and the Liberty Plan, PPO plans and self-funded plans directly to employers. The direct sales force is organized into units in each of the Company’s regions with sales executives responsible for each direct sales unit. The Company also maintains a Medicare sales force that sells directly to Medicare beneficiaries. The Company’s marketing department develops television and print advertising, as well as direct mail programs and marketing collateral materials for use by the direct sales force, the Medicare sales force and independent brokers, agents and consultants.

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

     Independent Insurance Agents and Brokers

     The primary distribution system for the group health insurance industry in the Company’s service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 9,300 independent insurance agents and brokers as of December 31, 2001 who are paid a commission on sales. The Company maintains regional broker business unit representatives who work directly with the independent agents and brokers. Independent insurance agents and brokers have been responsible for a significant portion of Oxford’s Freedom Plan and Liberty Plan enrollment, and the Company expects to continue using independent insurance agents and brokers in its marketing system in the future. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region. However, no assurance can be given that the Company will continue to be able to maintain as large a distribution system of independent insurance agents and brokers as it has in the past.

     Oxfordhealth.com

     In March 2000, the Company launched its website, www.oxfordhealth.com, with functionalities for members, brokers, employer groups and providers. During 2001, use of the Company’s website by its customers more than doubled as the Company added new functionalities. The Company anticipates that features such as its on-line provider directory and the ability of employer groups to submit enrollment changes directly into Oxford’s databases, will provide added value to its constituents and ease the administration of, streamline costs associated with and add efficiencies to its products and services. The Company currently has 30 on-line transaction or inquiry functions available. Through oxfordhealth.com, prospective enrollees, benefit administrators and brokers can view, among other things, possible benefit packages, obtain rate quotes and enroll members in certain products. However, because of certain regulatory restrictions, not all functions are available in all markets or for all products.

     The Company has entered into strategic relationships with vendors to provide such services as purchasing discounts for physicians on Internet-based physician practice management services. The Company expects that these added functionalities and relationships, in addition to other relationships and services that it is currently pursuing, will simplify and streamline its processes and provide added value to its members, benefit administrators, brokers and providers.

     Further, the Company has invested in MedUnite, Inc., an independent company conceived and originally financed by seven major health care payors. MedUnite, Inc. has been organized to provide claims submission and payment, referrals, eligibility information and other Internet provider connectivity services. Since its inception, the Company has invested $11 million in MedUnite, Inc., including $7.2 million in 2001 and $1 million in 2002. The Company may make further investments in the future. Such amounts are included in other noncurrent assets at December 31, 2001. There can be no assurance that the Company’s investment in MedUnite will be successful. For a description of the risks associated with doing business on the Internet, see “Business — Cautionary Statement Regarding Forward-Looking Statements”.

Physician Network

     The Company’s HMO and POS health care programs are designed around primary care physicians, who generally coordinate the care of members and generally determine or recommend the nature and extent of services provided to any given member. Primary care physicians provide preventive and routine medical care and, in connection with certain products, are also responsible for making referrals to contracted specialist physicians, hospitals and other providers. Medical care provided directly by primary care physicians may include the treatment of illnesses not requiring referrals, as well as periodic physical examinations, routine immunizations, maternity and well child care and other preventive health services.

     Oxford maintains a network of approximately 50,000 physicians and other providers (compared with approximately 44,400 in 2000) that are under contract with the Company, of which approximately 29,500 are in New York, 13,000 are in New Jersey and 7,500 are in Connecticut. The majority of Oxford’s physicians have contracted individually and directly with Oxford, although Oxford also has contracts with hospitals, physician hospital organizations, individual practice associations (“IPAs”) and physician groups. The Company has an arrangement with a physician group (the “Physician Group”) covering approximately 27,000 members, 7,000 of which are Medicare members, whereby the Physician Group assumes certain risks for medical costs and can receive incentive payments upon achievement of certain benchmarks.

     Exclusive of the Physician Group and the cost containment arrangements described below, Oxford compensates its participating physicians primarily based upon a fixed fee schedule, under which physicians receive payment for specific procedures and services.

     The Company continues to work to improve its relations with the physician community and obtain physician input in its practices. Local physicians serve on the board of directors of Oxford NY, Oxford NJ and Oxford CT and local specialty colleges have been involved in the development of the Company’s utilization management policies. In addition, the Company has over 100 practicing physicians from its service area participating on committees that advise the Company on the development of treatment and payment policies.

Hospital Arrangements

     The Company has contracts with over 200 hospitals in its New York, New Jersey and Connecticut service areas providing for inpatient and outpatient care to the Company’s members at prices usually discounted from the hospital’s billed charges. The Company believes that the rates in these contracts are generally competitive. Many of these contracts may be terminated after a specified notice period or have remaining terms of less than one year. In addition, there has been significant consolidation among hospitals in the Company’s service area, which tends to enhance the combined entity’s bargaining power with managed care payors. As a result, the Company has the risk that certain hospitals may seek higher rates or seek to impose limitations on the Company’s utilization management efforts. The Company is routinely engaged in negotiations with various hospitals and hospital systems and, in connection therewith, such hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreements with the Company as part of their negotiation strategy. The Company has several multi-year agreements with hospitals and hospital systems that are designed to reduce its future risk with respect to hospital costs and is currently negotiating with other hospitals and hospital systems for similar multi-year arrangements. See “Cautionary Statement Regarding Forward — Looking Statements”.

     Ancillary Providers

     The Company maintains a network of over 700 ancillary providers and facilities for such services as home health and hospice care, skilled nursing, dialysis and radiation treatment, family planning and fertility, behavioral health, occupational, speech, infusion and physical therapy, sub-acute care and related services. The Company also has contracts for the provision of certain equipment or treatment aids such as durable medical equipment, orthotics and prosthetics to the members of its subsidiary health plans.

Influencing Health Care Costs

     Internal Efforts

     Oxford’s medical review program attempts to measure and, in some cases, influence inappropriate utilization of certain services, including but not limited to pharmacy, radiology, physical therapy, elective surgeries and hospitalizations provided to Oxford members. Under the medical review program, for many of Oxford’s plans, physicians and members are obligated to contact Oxford prior to providing or receiving specified treatments. Utilizing standardized protocols on a procedure-specific basis, Oxford’s staff of registered nurses and physicians may review the proposed treatment for consistency with established clinical practice guidelines, community norms and other consensus guidelines or standards as required.

     Oxford’s outpatient cost control program is based on the primary care system of health care coordination, which promotes consistency and continuity in the delivery of health care. For most plans sold, each person who enrolls in an Oxford plan must select a participating primary care physician who generally coordinates the member’s health care needs. Members generally see their primary care physician for routine and preventive medical services. The primary care physician either provides necessary services directly or authorizes referrals for specialist physicians, diagnostic tests and hospitalizations. For out-of-network non-emergency services, the member generally must obtain approval directly from Oxford in order to receive the highest level of benefits.

     In connection with its review of certain claims, the Company may compare the services rendered by its participating physicians to an independently developed pattern of treatment standards to identify procedures that were not consistent with a patient’s diagnoses, as well as billing abuses and irregularities. Separate claims auditing systems are utilized for certain hospital diagnosis related group payments and other surgical payments. Oxford utilizes a hospital bill audit program that has yielded savings with respect to hospital claims, through pricing reviews, medical chart audits and on-site hospital reviews. Oxford’s claim auditing programs seek to identify aberrant physician billing practices. In addition, regulatory considerations, the threat of litigation or liability concerns, operational and systems issues and relationships and arrangements with hospitals and physicians may limit the Company’s ability to apply all available cost control measures.

     To mitigate retrospective denial of inpatient payments for health care services, improve communication and enhance customer service and improve relationships with hospitals, the Company maintains the Day of Service-Decision Making program (the “DOS Program”). The DOS Program involves the Company in making payment certification decisions about continued hospital stays generally at least a day in advance so the hospital is advised if additional hospital days will likely be authorized and can, therefore, more appropriately manage post-hospital care programs. As a result of the Day of Service-Decision Making program, the Company’s use of retrospective denials of hospital days has generally ceased except in unusual circumstances, which generally has led to better relationships with hospitals.

     Cost-Containment Arrangements — Medicare

     In an effort to control increasing medical costs in its Medicare programs, the Company currently has certain risk-share agreements in effect with Lenox Hill and Montefiore Hospitals and with a provider organization. Premium revenues for the Medicare members covered under these agreements and pursuant to a risk agreement with North Shore Long Island Health System (“North Shore”) totaled approximately $251 million in 2001 and $240 million in 2000 for approximately 32,200 members in 2001 and 33,800 members in 2000. Prior to January 1, 2002, the Company had transferred the medical cost risk for its Medicare members in certain New York counties to North Shore. However, as of January 1, 2002, the Company exited the Medicare line of business in Long Island. Although North Shore is obligated under the contract to pay all claims for dates of service through December 31, 2001, the Company is ultimately responsible for any claims not paid by North

Shore. The Company is continuing to explore other risk-sharing or risk-transfer opportunities relating to its remaining Medicare members with providers and other organizations.

     Implementing Medicare risk-sharing contracts involves various risks and operational challenges, and there can be no assurance that these contracts will be successful in reducing the Company’s future costs. Moreover, cost savings under these agreements are achieved in certain instances through fee reductions, more rigorous utilization review and reductions in the size of the provider networks, all of which may adversely affect member and provider satisfaction with the Company’s Medicare plans. These arrangements are also subject to compliance with risk-sharing regulations adopted by CMS and the States of New York and New Jersey that require disclosure and reinsurance for specified levels of risk-sharing. See “Cautionary Statement Regarding Forward - Looking Statements”.

     Cost Containment — Ancillary Services

     The Company has cost-containment agreements with various entities that are structured to provide savings to the Company or to limit its risk for medical costs for laboratory, radiology and physical therapy services. In 2001, the Company entered into a five-year agreement with Merck-Medco, effective January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries will provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. The Company also entered into an alliance agreement with Merck-Medco under which the Company will develop, de-identify and provide certain historic and current information and furnish strategic consultative and other services to Merck-Medco over the term of the agreement. With respect to laboratory and radiology services, the Company’s exposure for specified procedures is generally at a negotiated aggregate per member per month cost which is generally less than the Company’s historical costs for such services. The laboratory agreement expires on December 31, 2002 and the radiology agreement expires on February 28, 2003. The Company is currently considering its options regarding extensions or replacement of the agreements. In the case of physical therapy services, the vendor has a financial incentive to reduce the Company’s annual costs for physical therapy services.

     In these agreements, the Company undertakes various obligations, including changes to its medical management policies and internal business procedures, some of which require computer programming, alteration of existing referral patterns, as well as regulatory approvals, among other items. Because of the complexity of its medical delivery system, disputes arise over the degree of the Company’s satisfaction of its various obligations under these cost-containment agreements. The Company also bears the risk of non-performance or default by the parties to such cost-containment arrangements. The aggregate effect of such cost-containment agreements in 2001 was to reduce the Company’s costs for covered services and to contribute in part to the Company’s ability to constrain the net increase in its total medical costs. The Company expects such agreements to assist in constraining 2002 medical cost increases, but there can be no assurances that all of these arrangements will persist throughout 2002.

Status of Information Systems

     In December 2000, the Company entered into an agreement to outsource certain of its information technology services, including data center operations, help desk services, desktop systems and network operations. The five-year agreement with Computer Services Corporation (“CSC”) provided for the transition of approximately 150 of the Company’s Information Technology staff to CSC. Under the agreement, the Company sold certain computer-related equipment to CSC at its estimated fair market value and recorded a loss on the sale of approximately $5.4 million in the fourth quarter of 2000. The Company’s Information Technology department continues to support application development and maintenance, data base administration, and quality assurance program management and architecture. CSC is expected to invoice the Company for base operating and capital costs under the agreement totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuate based on the Company’s actual usage and are billed by CSC at rates established in the agreement. Under the agreement, in the event the Company were to terminate the agreement prior to its expiration, the Company would incur termination fees and penalties of approximately $15 million to $20 million in 2002, declining to approximately $8 million to $10 million in 2005, charges to write-off equipment leased from CSC of approximately $7 million and additional costs to rehire staff and purchase equipment.

     The Company continues to assess and make improvements relating to additional integration and functionality for its information technology systems. There can be no assurance that the Company will be successful in preventing future system problems that could result in payment delays and claims processing errors. Operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. Computer hardware is subject to unplanned downtime, as well as natural disasters and other catastrophic events, which could adversely affect the Company’s operations.

Quality Management

     The majority of Oxford’s physicians in its commercial and Medicare rosters are board certified in their specialty (by passing certifying examinations in the specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. In certain limited circumstances such as community need or academic affiliation, board certification may be waived. Board certification is one measure of a physician’s expertise. Additionally, Oxford maintains a credentialing process consistent with the National Committee on Quality Assurance (“NCQA”) guidelines. All provider assessments consist of primary verification of credentials, query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges, and on-site office evaluation of selected providers to determine compliance with Oxford standards. Oxford also re-credentials all providers every two years. The re-credentialing review consists of repeating select components of the initial credentialing process (as required by NCQA) and a review of the provider’s practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the provider, utilization patterns and the provider’s compliance with Oxford’s administrative protocols.

     The Company’s physician contracts require adherence to Oxford’s Quality Assurance and Utilization Management Programs. Oxford’s Quality Management Committees, which are composed of physicians from within Oxford’s network of providers, advise the Company’s Chief Medical Officer concerning the development of credentialing and other medical quality criteria. The Quality Management Committees may elect to sanction providers based upon their review of a provider’s practice patterns or outcomes. The committees also provide oversight of Oxford’s Quality Assurance and Utilization Management Programs through peer review and ongoing review of performance indicators.

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

     In September 2001, the NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, upgraded the Company’s status to excellent for its New York line of business. Oxford’s New Jersey and Connecticut lines of business maintain a commendable status. NCQA will conduct its regular periodic review of the Company’s accreditation in March 2002. There can be no assurance that the Company’s accreditation will be renewed or that the Company will achieve the same level of accreditation in the future.

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

     The Company and certain of its former and present Directors and Officers are currently defendants in certain securities class actions. In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlement, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention of between $155 million and $165 million (the “Retention”), provided that the aggregate amount of insurance under these new policies is limited to $200 million and the aggregate amount of new insurance in respect of defense costs other than judgments and settlements, if any, is limited to $10 million. A charge of $24 million for premiums and other costs associated with the new insurance coverage was included in the Company’s results of operations for 1999. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the new policies. The Company has fully reserved for anticipated legal expenses for this matter. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries that may not be recoverable from Reliance.

Government Regulation

     The Company’s HMO and insurance subsidiaries are subject to substantial federal and state government regulation, including licensing and other requirements relating to the offering of the Company’s existing products in new markets and offerings of new products, both of which may restrict the Company’s ability to expand its business. The failure of the Company’s subsidiaries to comply with existing or future laws and regulations could materially and adversely affect the operations, financial condition and prospects of the Company.

     Federal Regulation

     In order to be eligible to enter into Medicare contracts with CMS, an HMO must be a competitive medical plan (“CMP”). Oxford NY, Oxford NJ and Oxford CT are qualified CMPs under CMS’s requirements. In order to maintain this status, Oxford NY, Oxford NJ and Oxford CT must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law.

     The Company’s health plans with Medicare contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by CMS. CMS has the right, directly and through peer review organizations, to audit health plans operating under Medicare contracts to determine each health plan’s compliance with CMS’s contracts and regulations and the quality of care being rendered to the health plan’s Medicare members. In addition, CMS regulations prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or groups as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose risk limitation disclosure and other requirements relating to physician incentive plans that place physicians participating in a Medicare plan at substantial financial risk. The Company’s ability to maintain compliance with these rules and regulations depends, in part, on its receipt of timely and accurate information from its providers.

     Other federal laws which govern the Company’s business and which significantly affect its operations include, among others:

•	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was promulgated to (i) ensure portability of health insurance to certain individuals, (ii) guarantee availability of health insurance to employees in the small group market (iii) prevent exclusion of individuals from coverage under group plans based on health status, and (iv) develop national standards for the electronic exchange of health information. In furtherance of the latter, the Department of Health & Human Services (“DHHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. On December 20, 2000, DHHS issued its final privacy rules that must be complied with by April 2003. Under these rules health plans, clearinghouses and providers will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final privacy rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA privacy rules could expose the Company to additional liability for, among other things, violations by its business associates. Also as a result of HIPAA, DHHS has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses.

Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those plans that file an application by October 2003. The Company intends to file its application no later than October 2003. The cost of complying with HIPAA is likely to be significant. The Company currently estimates its costs for HIPAA compliance to be approximately $10 million in 2002 and anticipates it will incur additional costs in 2003 and beyond. The Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods;

•	The Mental Health Parity Act of 1996 (“MHPA”) prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. MHPA’s requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements.

•	The Women’s Health and Cancer Rights Act of 1998 requires health insurance carriers of group and individual commercial policies that cover mastectomies to cover reconstructive surgery or related services following a mastectomy.

•	The Newborn’s and Mothers’ Health Protection Act of 1996 generally prohibits group health plans and health insurance issuers from restricting benefits for a mother’s or newborn child’s hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery and to less than 96 hours for a cesarean section.

•	The Employee Retirement Income Security Act of 1974 (“ERISA”) governs self-funded plans. There have been recent legislative attempts to limit ERISA’s preemptive effect on state laws. If such limitations are enacted, they might increase the Company’s exposure under state law claims that relate to self-funded plans administered by the Company and may permit greater state regulation of other aspects of those business operations.

•	The Balanced Budget Act of 1997 (the “1997 Act”) changed the way health plans are compensated for Medicare members by eliminating over five years amounts paid for graduate medical education, increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period and direct CMS to implement a risk adjusted mechanism on its monthly member payment to Medicare plans over the same period. These changes have had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company’s service areas. Congress has subsequently lengthened this timetable to allow the risk adjusted mechanism to be fully implemented by 2007. In December 2000, Congress approved the Benefits Improvement and Protection Act that, among other things, enacted modest increases to the payment formula for Medicare plans. The Company believes that under the 1997 Act, future Medicare premiums will not keep up with the cost of health care increases. The Company cannot predict the effect of this result on its Medicare business and results of operations in future periods.

•	The US Department of Labor published regulations that revise claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on or after July 1, 2002. Although the cost of complying with these regulations is likely to be significant, the Company cannot predict the ultimate impact on its business and results of operations in future periods.

     State Regulation

     Oxford’s HMO subsidiaries are licensed to operate as HMOs by the insurance departments, and, in some cases, health departments, in the states in which they operate. Applicable state statutes and regulations require Oxford’s HMO subsidiaries to file periodic reports with the relevant state agencies and contain requirements relating to operations, premium rates and covered benefits, financial condition and marketing practices. In addition, state regulations require the Company’s HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their abilities to make dividend payments, loans or other transfers of cash to the Company. For a description of regulatory capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. State regulatory authorities exercise oversight regarding the Company’s HMOs provider networks, medical care delivery and quality assurance programs and reporting requirements, the formation of contracts, including risk-sharing contracts, claims payment standards, compliance with benefit mandates, utilization review standards, including internal and external appeals, and financial condition. The Company’s HMOs are also subject to periodic examination by the relevant state regulatory authorities. For a description of recent examinations, see “Legal Proceedings — State Insurance and Health Departments”.

     OHI is an accident and health insurance company licensed by the New York State Insurance Department (“NYSID”) and licensed as a foreign insurer by the insurance departments of New Jersey, Pennsylvania and Connecticut. IGL is a California insurance company licensed to write life, annuity and health insurance in many states. Applicable state laws and regulations contain requirements relating to OHI and IGL’s financial condition, reserve requirements, premium rates, forming of contracts, and the periodic filing of reports with the applicable insurance departments. OHI and IGL are also subject to periodic examination by the applicable state regulatory authorities. From time to time, the Company has disagreements with such state regulatory authorities on the application of actuarial methodologies and is routinely discussing these issues with them.

     Certain state regulations require that HMOs utilize standard “community rates” in determining HMO premiums. Such community rates are generally revised annually by the HMO and, in most cases, must be approved in advance by the applicable state regulatory authorities. The methodology employed in determining premiums for the Company’s Freedom Plan products utilizing an HMO must also be approved in advance by the applicable state regulatory authorities and combine the relevant community rate with traditional indemnity insurance rating criteria. The Company’s ability to increase rates on its products is, in certain instances, subject to prior approval of state insurance departments. For a description of certain regulatory issues relating to the Company’s rates, see “Legal Proceedings — State Insurance and Health Departments”.

     Applicable New York statutes and regulations require the prior approval of the New York State Commissioner of Health and the New York State Superintendent of Insurance for any change of control of Oxford NY or the Company and the prior approval of the New York State Superintendent of Insurance for any change of control of OHI or the Company. Similar laws in other states where the Company has HMOs or insurance companies require insurance department approval of any change in control of the Company or the relevant subsidiary. For purposes of these statutes and regulations, generally “control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity.

     During the past four years, New Jersey, Connecticut and New York enacted significant pieces of legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, state funding pools, prompt payment and provider contract requirements. These states also all passed legislation governing the prompt payment of claims that requires, among other things, that health plans pay claims within certain prescribed time periods or pay interest ranging from 10% to 15% per annum plus penalties. In 2001, the NYSID established a policy of fining insurers as much as $1,750 for each prompt payment violation. Unless the New York legislature passes legislation that would create an accuracy threshold, such proposed fines could have an adverse effect on the Company’s results of operations. The Company incurred fines of approximately $918,000, $215,000 and $152,000 in 2001, 2000 and 1999, respectively, relating to prompt pay issues, primarily related to claims incurred prior to 2000. The fine incurred in 2001 is reflective of the NYSID fine policy referred to above. In 2001, the Company also paid a fine of approximately $108,000 to resolve ostensible prompt pay violations relating to an old provider complaint that had been filed in 1999. The Company may incur additional prompt pay fines in the future.

     Other recent state legislation which governs the Company’s business and which significantly affects its operations includes, among others:

•	The Health Care Reform Act of New York (“HCRA”) governs health care financing policies in New York, including graduate medical education (“GME”) and bad debt and charity care (“BDCC”) assessments. Among other things, the 1999 reauthorization of HCRA: (i) reduces the amount of GME funding financed by payors by a total of $90 million through June 2003; (ii) excludes certain laboratory services from the BDCC assessments effective October 1, 2000; (iii) requires New York HMOs in 2001 to offer a Healthy New York health plan with limited benefits to certain small groups and individuals for which a limited amount of stop loss insurance will be available; and (iv) provides a limited amount of stop loss insurance funds to cover 90% of certain of the paid claims for the New York Mandated Plans and for the Healthy New York plan. In January 2002, the New York legislature restored the GME funding described above, effective January 2002 through June 2003.

•	Effective July 1, 1999, New York enacted a law establishing a right for health care consumers to obtain an external review of determinations made by HMOs and insurers when coverage of health care has been denied on grounds that the service is not medically necessary or such service is experimental or investigational. The law also imposes other burdensome contractual and reporting requirements on New York health plans.

•	In December 1999, the State of New Jersey announced a voluntary agreement by nine New Jersey HMOs, including Oxford NJ, to cover routine patient care costs, including but not limited to, physician fees and laboratory expenses associated with hospitalization of their members who qualify for enrollment in certain cancer clinical trials. A cancer clinical trials law mandating similar provisions on health plans became effective in Connecticut on January 1, 2002.

•	Both Connecticut and New Jersey have enacted changes to certain of their mental health coverage requirements generally to require health plans to provide coverage for mental health conditions generally at the same level of benefits as other medical conditions.

•	In March 2000, the State of New Jersey enacted a law which includes an assessment on HMOs in the state proportionate to market share up to $50 million over three years to help cover unpaid provider claims from two insolvent HMOs. The Company paid approximately $1.8 million in 2001 and may be required to pay an additional amount in 2002.

•	Effective October 28, 2001 a new law in New Jersey allows members to sue their health insurance plan for injuries caused by negligence, including delay, in making coverage decisions. Although the law requires most cases to exhaust the plan’s internal appeal process as well as the external appeal process, this law could expose the Company to additional litigation risk. Such litigation could be costly to the Company and could have a significant affect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such litigation.

•	Legislation in New Jersey giving the State Attorney General the authority to regulate the process by which physicians may jointly negotiate with health plans over fees and other contractual provisions passed into law in January 2002 and will expire April 2008. Physicians who want to jointly negotiate fees may do so only with a plan that has “substantial market power” and only if the State Attorney General approves the providers’ written request to do so. The State Attorney General is required to issue regulations before this law is effective. The Company cannot predict the ultimate impact this law will have on its business and results of operations in future periods.

     Proposed Regulatory Developments

     Congress is considering significant changes to the Medicare program, including changes to reimbursement of HMOs. In addition, long-term structural changes to the Medicare program, including the addition of a prescription drug benefit, are currently being considered by Congress and the Administration.

     State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford’s HMO and insurance subsidiaries. Over the past several years there has been significant controversy over claims that payment for care has allegedly been inappropriately withheld or delayed by managed care plans. This has led to significant public and political support for reform of managed care regulation. The U.S. Congress and each of the states in which Oxford operates are currently considering regulation or legislation relating to mandatory benefits (such as mental health), provider compensation arrangements, health plan liability to members who do not receive appropriate care, disclosure and composition of physician networks, health plan solvency standards and procedures dictating health plan utilization management and claim payment standards, among other matters. In recent years, bills have been introduced in the legislatures in New York, New Jersey and Connecticut including some form of the so-called “Any Willing Provider” initiative which would require HMOs to allow any provider or facility meeting their credentialing criteria to join their network regardless of geographic need, hospital admitting privileges and other important factors. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, impose health plan liability to members who do not receive appropriate care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including mandatory length of stay with surgery or emergency room coverage) and an antitrust exemption to permit competing health care professionals to bargain collectively with health plans and other entities.

     Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the “Patient Bill of Rights” (“PBOR”) legislation. In 2001, the U.S. Senate and U.S. House of Representatives passed separate versions of the PBOR. Although the Senate and House versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other things. If PBOR legislation is ultimately passed by Congress and signed into law, it could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant affect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

     Recently enacted legislation and the proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect the Company’s business, results of operations and financial condition.

Competition

     HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna Inc., UnitedHealth Group and Blue Cross/Blue Shield affiliated companies. These competitors have large enrollment in the Company’s service areas and, in some cases, greater financial resources than the Company. Additional competitors, including emerging competitors in e-commerce insurance or benefit programs, may enter the Company’s markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is in many instances the controlling factor in obtaining and retaining employer groups, and certain of Oxford’s competitors have set premium rates at levels below Oxford’s rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

     To address rising health care costs, some large employer groups have consolidated their health benefits programs and are offering fewer options to their employees. Other employer groups have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include traditional indemnity insurance plans, HMOs, POS plans, and PPO plans, may be provided by third parties or may be self-funded by the employer. The Company believes that employers will seek to offer health plans, similar to the Company’s Freedom and Liberty Plans, that provide for “in plan” and “out-of-plan” options while encouraging members to use the most cost-effective form of health care services through, among other things, increased copayments, deductibles and coinsurance. Although the Company’s POS products, the Freedom Plan and Liberty Plan, offer this alternative to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

Employees

     At December 31, 2001, the Company had approximately 3,400 full-time employees, none of whom is represented by a labor union.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, the completion of pending acquisitions, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, the employer renewal process, future growth and retention of membership and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, future government regulation such as, the Patient Bill of Rights (“PBOR”) legislation and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

     IBNR estimates; Inability to control health care costs

     Medical costs payable in Oxford’s financial statements include reserves for incurred but not reported or paid claims (“IBNR”) that are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including, among other factors, the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford’s results of operations in future periods.

     The Company’s future results of operations depend, in part, on its ability to predict and influence health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and other payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, risk-transfer or risk-sharing arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization under point-of-service plans. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

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

     Effects of terrorism

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

     The effect of higher administrative costs

     Although the Company has been successful in reducing the levels of its administrative expenses, no assurance can be given that the Company will be able to maintain such levels. The increased administrative costs of new laws or regulations, such as HIPAA or PBOR legislation, could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

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

     State and federal government authorities are continually considering changes to laws and regulations applicable to the Company. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering regulations relating to, among other things, mandatory benefits and products, parity of access to certain medical benefits such as mental health, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company and could have a material adverse effect upon the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. In 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and the House passed versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. The State of New Jersey recently passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

     Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. Also as a result of HIPAA, DHHS has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those plans that file an application by October 2003. The Company intends to file its application no later than October 2003. The cost of complying with HIPAA is likely to be significant. The Company currently estimates its costs for HIPAA compliance to be approximately $10 million in 2002 and anticipates it will incur additional costs in 2003 and beyond. The Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

     National Committee on Quality Assurance (“NCQA”) accreditation

     In September 2001, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, upgraded the Company’s status to excellent for Oxford’s New York line of business. Oxford Health Plans’ New Jersey and Connecticut lines of business maintain a commendable status. NCQA will conduct its regular periodic review of the Company’s accreditation in March 2002. There can be no assurance that the Company’s accreditation will be renewed or that the Company will achieve the same level of accreditation in the future.

     Doing business on the Internet

     Federal and state laws and regulations directly applicable to communications or commerce over the Internet such as HIPAA are becoming more prevalent. For example, CMS has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to, the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services with respect to maintaining its website at www.oxfordhealth.com. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations, could expose the Company to liability and could adversely affect the Company’s ability to provide services and content on the Internet.

     Matters Affecting Medicare Business

     Premiums for Oxford’s Medicare programs are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Given the current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may have to decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. For example, the Company withdrew from the Medicare market in Nassau County in New York and from all but one New Jersey counties effective January 1, 2002. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to remain in Medicare programs. Oxford’s Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization.

     Service and management information systems

     The Company’s claims and service systems depend upon the smooth functioning of its computer systems. While these systems presently operate satisfactorily and are sufficient to operate the Company’s current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company’s business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the Company’s agreement to outsource certain informational technology services will prevent increases in future information technology costs or fulfill its needs including reducing technology risk or that the process of improving existing systems, developing new systems to support the Company’s operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

     Health care provider network

     The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with new legislation in New Jersey and proposed legislation in other states which provides or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs and market its products and service to its membership. Cost-containment and risk-sharing arrangements entered into by Oxford could be adversely affected by regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

     Pending litigation and other proceedings against Oxford

     The Company is a defendant in a number of purported securities class action lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company is also involved in certain legal proceedings including without limitation those related to (i) a purported Connecticut class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) two Connecticut actions, brought by the Connecticut State Medical Society and a purported class action brought by four individual physicians, based on Connecticut Unfair Trade Practices Act claims, (iv) two New York actions, brought by the Medical Society of the State of New York and a purported class action brought by three individual physicians, based on New York General Business Law claims, among other things, and (v) a class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by Oxford alleged to have been collected in violation of New Jersey insurance laws. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

     Negative HMO publicity and potential for additional litigation

     The managed care industry, in general, has received significant negative publicity and does not have a positive public perception. This publicity and perception have led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members commenced against certain large, national health plans, and recently against the Company, has resulted in additional negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. See “Legal Proceedings”. These factors may adversely affect the Company’s ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company’s results of operations.

     Concentration of business

     The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 80% of its commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 15% of premiums earned during the year 2001. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2.     PROPERTIES

     Summarized in the table below are the Company’s major lease commitments for currently occupied office space, excluding formerly occupied office space in various cities which have been either subleased to new tenants or charged to the Company’s restructuring reserve.

	Type	Earliest Termination	Current
Location	of Space	Date	Square Feet

Trumbull, CT	Administrative	December-02	238,000
Nashua, NH	Administrative	June-04	116,000
Hooksett, NH	Administrative	November-07	121,000
Trumbull, CT	Administrative	December-06	115,000
White Plains, NY	Sales/Admin	November-05	85,000
Hidden River, FL	Administrative	January-04	76,000
Woodbridge, NJ	Administrative	October-02	45,000
New York, NY	Sales/Admin	July-05	27,000
Melville, NY	Sales/Admin	August-11	23,000
New York, NY	Sales/Admin	May-03	13,000

Item 3.     LEGAL PROCEEDINGS

Securities Class Action Litigation

     As previously reported by the Company, following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers in the United States District Courts for the Eastern District of Arkansas, the Eastern District of New York, the Southern District of New York and the District of Connecticut. By order dated April 29, 1998, the Judicial Panel on Multidistrict Litigation (“JPML”) transferred these actions together with the federal shareholder derivative actions discussed below, for coordinated or consolidated pretrial proceedings in the United States District Court for the Southern District of New York before Judge Charles L. Brieant. Judge Brieant consolidated the class actions for pretrial purposes under the caption In re Oxford Health Plans, Inc. Securities Litigation, MDL-1222 (CLB).

     On October 2, 1998, the co-lead plaintiffs filed a Consolidated and Amended Class Action Complaint (“Amended Complaint”). The Amended Complaint (which has since been further amended by stipulation) names as defendants Oxford, Oxford Health Plans (NY), Inc. (“Oxford NY”), KPMG LLP (Oxford’s outside independent auditor during 1996 and 1997) and several current or former Oxford directors and officers. The Amended Complaint purports to be brought on behalf of purchasers of Oxford’s common stock during the period from November 6, 1996 through December 9, 1997 (the “Class Period”), purchasers of Oxford call options or sellers of Oxford put options during the Class Period and on behalf of persons who, during the Class Period, purchased Oxford’s securities contemporaneously with sales of Oxford’s securities by one or more of the individual defendants. The Amended Complaint: (i) alleges that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and misleading statements and failing to disclose certain allegedly material information regarding changes in Oxford’s computer system and the Company’s membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable, (ii) asserts claims against the individual defendants alleging “controlling person” liability under Section 20(a) of the Exchange Act, and (iii) alleges violations of Section 20A of the Exchange Act by virtue of the individual defendants’ sales of shares of Oxford’s common stock while the price of that common stock was allegedly artificially inflated by allegedly false and misleading statements and omissions. The Amended Complaint seeks unspecified damages, attorneys’ and experts’ fees and costs, and such other relief as the court deems proper. On March 9, 2000, Judge Brieant issued decisions denying the motions to dismiss previously filed on March 15, 1999 by Oxford, the individual defendants and, separately, KPMG LLP.

     On September 22, 1999, the State Board of Administration of Florida (the “SBAF”) filed an Amended Complaint in the securities class action brought by it individually (the “Amended SBAF Complaint”). The Amended SBAF Complaint asserts claims that are substantially similar to those asserted in Amended Class Action Complaint, with the addition of certain state and federal law claims.

     On February 28, 2000 and February 9, 2001, the Court issued decisions granting plaintiffs’ motion to certify a class action on behalf of purchasers of Oxford common stock and call options, and sellers of Oxford put options, during the Class Period and named five class representatives. The parties expect to complete all discovery, including expert discovery, in the summer of 2002, after which the Court will hold a status conference to discuss the scheduling of a trial date.

     In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of certain legal defense costs, including judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention of between $155 million and $165 million (the “Retention”), provided that the aggregate amount of insurance under these new policies is limited to $200 million over the Retention. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other nonmonetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the new policies. The Company has fully reserved for anticipated legal expenses for this matter. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries that may not be recoverable from Reliance.

     The outcomes of these actions cannot be predicted at this time although the Company believes that it and the individual defendants have substantial defenses to the claims asserted and intends to defend the actions vigorously.

Stockholders Derivative Litigation

     As previously reported by the Company, in the months following the October 27, 1997 decline in the price per share of the Company’s common stock, ten purported stockholder derivative actions were commenced on behalf of the Company in Connecticut Superior Court (the “Connecticut derivative actions”) and in the United States District Courts for the Southern District of New York and the District of Connecticut (the “federal derivative actions”). On April 28, 1998, the JPML entered an order transferring all of these actions for consolidated or coordinated pretrial proceedings, together with the securities class actions discussed above, before Judge Brieant. A stipulation consolidating the federal derivative actions under the caption In re Oxford Health Plans, Inc. Derivative Litigation, MDL-1222-D, and appointing lead counsel for the federal derivative plaintiffs, was entered and so ordered by Judge Brieant on September 26, 1998.

     On June 13, 2001, the Company and the plaintiffs in the federal and Connecticut derivative actions entered into an agreement providing for the settlement of these actions. This stipulation provides for, among other things, the payment by the Company’s directors’ and officers’ (“D&O”) insurance carriers of $13.7 million to the Company, with not more than $3.7 million of that amount for legal fees and expenses of the plaintiffs’ attorneys. Although the Court preliminarily approved this settlement on June 20, 2001, the implementation and funding of the settlement were delayed because one of the Company’s D&O insurers, Reliance Insurance Company (“Reliance”), was placed in liquidation on October 3, 2001 by the Commonwealth Court of Pennsylvania. As a result of the Reliance liquidation, the parties negotiated an amendment to the derivative settlement, which amendment was approved by the Court on December 7, 2001. Pursuant to the terms of the amended stipulation of settlement, (i) the carrier responsible for the Company’s current layer of D&O insurance agreed to pay approximately $7.5 million to the Company, which is the amount such carrier represented to be the remaining amount of its coverage obligations and (ii) the Company agreed to deposit approximately $2 million of this sum into an account maintained for the payment of the attorneys fees and costs for plaintiffs’ counsel. The remaining $5.5 million was applied to the payment of legal fees. The amended settlement further provides that the Company and the derivative plaintiffs will cooperate to seek to recover from the liquidator of Reliance or alternative insurance the remaining portion of the $13.7 million settlement amount, with the Company retaining control and final authority in connection with all claims related to Reliance. Notices to shareholders regarding the derivative settlement were mailed on or about January 11, 2002, and the settlement was fully approved by Judge Brieant at a hearing on February 14, 2002.

Securities and Exchange Commission

     The Company received an informal request on December 9, 1997 from the Securities and Exchange Commission’s Northeast Regional Office seeking production of certain documents and information concerning a number of subjects, including disclosures made in the Company’s October 27, 1997 press release announcing a loss in the third quarter. Oxford has produced documents and has provided information in response to this informal request.

     The Commission served the Company and certain of its current and former officers and directors with several subpoena duces tecum requesting documents concerning a number of subjects, including, but not limited to, the Company’s public disclosure of internal and external audits, uncollectible premium receivables, timing of and reserves with respect to payments to vendors, doctors and hospitals, payments and advances to medical providers, adjustments related to terminations of group and individual members and for nonpaying group and individual members, computer system problems, agreements with the New York State Attorney General, employment records of former employees, and the sale of Oxford securities by officers and directors. Oxford and certain of its current and former officers and directors have produced documents in response to these subpoenas. Certain of Oxford’s present and former directors, officers and employees have provided testimony to the Commission. Oxford is cooperating fully with the Commission.

New York State Attorney General

     As previously reported, on November 6, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials “in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York.” Since then, the Company has produced a substantial number of documents in response to the subpoena, and expects to produce additional documents. In addition, some of the Company’s present and former directors and officers have provided testimony to the Attorney General’s staff. The Company has cooperated fully with the Attorney General.

ERISA and Provider Class Actions

     On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company and the Company’s Connecticut HMO subsidiary, in the United States District Court for the District of Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA (the “Connecticut Attorney General action”). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut, under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, the Company filed a motion to dismiss the Patel action in its entirety. That motion has been fully briefed, and oral argument was held on October 29, 2001. On November 30, 2000, the JPML issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002.

     On February 14, 2001, the Connecticut State Medical Society (“CSMS”), and four individual physicians, filed two separate but nearly identical lawsuits against the Company’s Connecticut HMO subsidiary in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with the Company during the period February 1995 through the present. The suit filed by the individual physicians (the “McIntosh action”) is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys’ fees and costs. On April 26, 2001 the Company filed motions to stay both actions pending mandatory arbitration under the physicians’ contracts with the Company. In response, both CSMS and the individual physicians filed amended complaints that dropped all causes of action except for those alleging violations of CUTPA, but kept all of the same factual allegations. The Company filed new motions to dismiss or, in the alternative, for a stay pending arbitration in both cases on July 18, 2001. By Memorandum dated November 30, 2001, the Court granted the Company’s motion to dismiss the purported provider class action (the McIntosh action) in its entirety. With respect to the CSMS action, by Memorandum dated December 13, 2001, the Court ruled that CSMS lacked standing to assert any claims on behalf of its member physicians, but had sufficiently alleged injury to pursue claims in its own right.

     On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. Both suits assert claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory damages, as well as reimbursement of attorneys’ fees and costs. The Company’s time to respond to both lawsuits has been extended by agreement between counsel.

     Although the outcome of these ERISA actions and the CSMS, MSSNY and physician actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

New Jersey Subrogation Class Action

     The Company has recently been sued in a New Jersey state court in a purported class action on behalf of all the Company's members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company's member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey insurance regulations and state law, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the complaint to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, and briefing is ongoing on this issue. The Company believes it has substantial defenses under federal and state law to this case, and intends to defend the action vigorously.

State Insurance and Health Departments

     The Company is subject to regulation by various state and federal regulatory agencies, including, among others, the New York State Insurance Department (“NYSID”), the New York Department of Health (“NYDOH”), the New Jersey Department of Banking and Insurance (“NJDOBI”), the New Jersey Department of Health and Senior Services (“NJDHSS”) and the Connecticut Insurance Department (“CTDOI”). All of the foregoing shall, collectively, herein be referred to as the “Insurance Regulatory Agencies”.

     From time to time, the Company has issues pending with or has operating issues under review with and is the subject of periodic audits by the Insurance Regulatory Agencies. The Company works with these Insurance Regulatory Agencies to resolve all of these issues as they arise and considers its relationship with such Insurance Regulatory Agencies to be good. Examples of recent such regulatory issues, examinations and audits include, but are not limited to the following pending matters: an annual on-site survey by the NYDOH, a utilization review and market conduct examination by the CTDOI and a market conduct examination by the NYSID. The outcome of any such examinations cannot be predicted at this time.

     In 2001, 2000 and 1999, the Company agreed to pay fines of $918,000, $215,000 and $152,000, respectively, to the NYSID for ostensible violations of the New York Prompt Pay law, primarily related to claims incurred prior to 2000. The fine incurred in 2001 is reflective of a NYSID policy established in 2001 of fining insurers as much as $1,750 for each prompt pay violation. In 2001, the Company also paid a fine of approximately $108,000 to resolve ostensible prompt pay violations relating to an old provider complaint that had been filed in 1999. The Company may incur additional prompt pay fines in the future.

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

Other Matters

     On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and a Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005 (the “Termination Payments”), which Termination Payments would constitute ESI’s sole remedy for such early termination. In September, 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability for the Termination Payments plus estimated defense costs. ESI has subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and that it intends to commence an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in the event that ESI pursues arbitration in this matter.

     The Company is also a party to various types of risk arrangements for certain categories of medical expense (e.g., pharmacy, physical therapy, laboratory, etc.) and has risk arrangements with two hospitals and a provider organization covering its Medicare members. From time to time, the Company is in negotiation or arbitration over the reconciliations required, or other disputes under these agreements and receives requests to renew or terminate such agreements.

     The Company, like HMOs and health insurers generally, excludes certain health care services from coverage under its POS, HMO, PPO and other plans. In the ordinary course of business, the Company is subject to legal claims asserted by its members for damages arising from decisions to restrict reimbursement for certain treatments. The loss of even one such claim, if it were to result in a significant punitive damage award, could have a material adverse effect on the Company’s financial condition or results of operations. The risk of potential liability under punitive damages theories may also significantly increase the difficulty of obtaining reasonable settlements of coverage claims.

     In the ordinary course of its business, the Company also is subject to claims and legal actions by members in connection with benefit coverage determinations and alleged acts by network providers and by health care providers and others.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “OHP”. Prior to April 18, 2001, the Company traded under the symbol “OXHP” on NASDAQ. The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange in 2001 and the NASDAQ in 2000.

	2001		2000

	High	Low	High	Low

First Quarter	$37.06	$24.42	$15.97	$12.63
Second Quarter	31.50	24.13	24.25	13.88
Third Quarter	30.50	25.65	33.06	21.69
Fourth Quarter	31.27	23.05	42.25	27.06

     As of February 19, 2002, there were 1,008 shareholders of record of the Company’s common stock.

     The Company has not paid any cash dividends on its common stock since its formation and does not intend to pay any cash dividends on common stock in the foreseeable future. Additionally, the Company’s ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The Company’s ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See “Business — Government Regulation”.

     For a discussion of the repurchase of certain of the Series D and Series E Preferred Stock and warrants during 2000 coupled with the exchange of all remaining Preferred Stock and warrants for common stock of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

     In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through December 31, 2001, the Company had repurchased approximately 13 million of its common shares at an aggregate cost of approximately $366.5 million. At December 31, 2001, the Company had remaining repurchase authority of approximately $133.5 million.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

     Revenue and Earnings, Financial Position and per common share information set forth below for each year in the five-year period ended December 31, 2001, have been derived from the consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

(In thousands, except per share amounts and operating
statistics)	2001	2000	1999	1998	1997

Revenues and Earnings:
Operating revenues	$4,326,182	$4,038,787	$4,115,134	$4,630,166	$4,179,816
Investment and other income, net	95,046	73,015	82,632	89,245	71,448
Net earnings (loss) before extraordinary items	322,421	285,419	319,940	(596,792)	(291,288)
Net earnings (loss)	322,421	265,094	319,940	(596,792)	(291,288)
Net earnings (loss) for common shares (1)	322,421	191,303	274,440	(624,460)	(291,288)
Financial Position:
Working capital	$468,924	$298,175	$442,693	$209,443	$85,790
Total assets	1,576,725	1,444,610	1,686,888	1,637,750	1,390,101
Long-term debt	126,876	28,000	350,000	350,000	—
Redeemable preferred stock	—	—	344,316	298,816	—
Common shareholders’ equity (deficit)	462,920	459,222	98,755	(181,105)	349,216
Net earnings (loss) per common share before extraordinary items:
Basic	$3.35	$2.50	$3.38	$(7.79)	$(3.70)
Diluted	$3.21	$2.24	$3.26	$(7.79)	$(3.70)
Net earnings (loss) per common share:
Basic	$3.35	$2.26	$3.38	$(7.79)	$(3.70)
Diluted	$3.21	$2.02	$3.26	$(7.79)	$(3.70)
Weighted-average number of common shares outstanding:
Basic	96,269	84,728	81,273	80,120	78,635
Diluted	100,543	94,573	84,231	80,120	78,635
Operating Statistics:
Enrollment	1,510,100	1,491,400	1,593,700	1,881,400	2,008,100
Fully insured member months	17,402,400	17,345,500	19,326,700	23,081,900	21,581,700
Self-funded member months	704,500	708,400	625,600	765,500	602,900
Medical loss ratio (2)	78.9%	77.5%	82.1%	94.4%	94.0%
Administrative loss ratio (3)	11.3%	11.8%	14.6%	16.7%	17.6%

(1)	Net earnings for common shares in 2000 includes $41,085 of costs associated with the redemption of preferred stock.
(2)	Defined as health care services expense as a percentage of premiums earned.
(3)	Defined as marketing, general and administrative expense as a percentage of operating revenues.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS

Overview

     The Company’s revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations (“HMOs”). Revenues also include reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR based on a number of factors, including prior claims experience. The ultimate payment of unpaid claims attributable to any period may be more or less than the amount of IBNR recorded. See “Liquidity and Capital Resources”.

     Results for 2001 were positively impacted by approximately $15 million of favorable development of prior period estimates of medical costs and recoveries from the New York State Market Stabilization Pools (the “Pools” or “New York Stabilization Pools”). Results for 2000 were adversely affected by charges related to recapitalization transactions. An extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, was recorded in 2000 in connection with the prepayment of the Term Loan Agreement, dated as of May 13, 1998 (the “Term Loan”) and the repurchase or tender of $200 million of its 11% Senior Notes due 2005 (the “Senior Notes”). The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. In addition, the Company completed an exchange and repurchase agreement for all of its outstanding Series D Cumulative Preferred Stock, par value $0.01 per share, and Series E Cumulative Preferred Stock, par value $0.01 per share (together, the “Preferred Stock”) and incurred costs of approximately $41.1 million related to the write-off of unamortized Preferred Stock discount and costs from the original issuance in 1998 and related transaction fees in 2000. Results for 2000 were also positively impacted by approximately $86 million of favorable development of prior period estimates of medical costs, claims recoveries and Pool recoveries. The Company’s results for 1999 were adversely affected by significant restructuring charges and included a charge of $24 million for the purchase of insurance policies for litigation matters. Net income for 2001, 2000 and 1999 was favorably affected by the reversal of $21 million, $10 million and $225 million, respectively, of deferred tax valuation allowances.

Restructuring Charges

     During the third quarter of 1999, the Company recorded pretax restructuring charges totaling $19.9 million ($11.3 million after income tax benefits, or $0.13 per diluted share) in connection with additional steps taken under the Company’s plan to improve operations and restore the Company’s profitability. These charges included estimated costs related to work force reductions; additional consolidation of the Company’s office facilities inclusive of the net write-off of fixed assets, consisting primarily of leasehold improvements; write-off of certain computer equipment; and leases for equipment no longer used in operations. These charges were partially offset by a pretax gain of $2.5 million related to the disposal of the Company’s minority investment in Ralin Medical, Inc., which was written down in value as part of the Company’s 1998 restructuring charge.

     During the first half of 1998, the Company recorded restructuring charges totaling $123.5 million ($114.8 million after income tax benefits, or $1.43 per share). These charges resulted from the Company’s actions to better align its organization and cost structure. These charges included estimated costs related to the disposition or closure of noncore businesses; the write-down of certain property and equipment; severance and related costs; and operations consolidation, including long-term lease commitments. The ending reserves for these charges have generally been classified in the Company’s consolidated balance sheets as accounts payable and accrued expenses.

     The table below presents the activity for the three years ended December 31, 2001, for the restructuring reserves established in 1999 and 1998.

	Provisions for loss		Costs of
	on noncore	Severance and	consolidating
	businesses	related costs	operations	Total

Balance at December 31, 1998	$13,805	$9,354	$17,685	$40,844
Cash received (used)	4,343	(10,380)	(14,272)	(20,309)
Noncash activity	(14,493)	—	—	(14,493)
Restructuring charges	—	8,750	3,003	11,753
Changes in estimate	(1,590)	—	1,590	—

Balance at December 31, 1999	2,065	7,724	8,006	17,795
Cash used	(219)	(2,133)	(3,667)	(6,019)
Noncash activity	(17)	—	—	(17)

Balance at December 31, 2000	1,829	5,591	4,339	11,759
Cash used	(1)	(5,591)	(3,487)	(9,079)
Noncash activity	—	—	12	12
Changes in estimate	(1,530)	—	1,530	—

Balance at December 31, 2001	$298	$—	$2,394	$2,692

     The Company believes that the remaining restructuring reserves as of December 31, 2001 are adequate and that no revisions of estimates are necessary at this time.

* * * * *

     The Company’s results of operations are dependent, in part, on its ability to predict and influence health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and payment arrangements with providers) while providing members with coverage for the health care benefits provided under their contracts. However, the Company’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws and regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, risk-transfer or risk-sharing arrangements, major epidemics, catastrophes, acts of terrorism or war, inability to establish or maintain acceptable compensation agreements with providers, higher utilization of medical services, including, without limitation, higher out-of-network utilization under point-of-service plans, operational and regulatory issues and numerous other factors may affect the Company’s ability to control such costs. The Company attempts to use its medical cost-containment capabilities, such as claim auditing systems, with a view to reducing the rate of growth in health care service expense.

Results of Operations

     Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Total revenues for the year ended December 31, 2001 were $4.42 billion, up 7.5% from $4.11 billion in the prior year. Net income attributable to common stock in 2001 totaled $322.4 million, or $3.21 per diluted common share, compared with $191.3 million, or $2.02 per diluted common share in 2000 (including the effect of recapitalization charges in 2000). During 2000, the Company recorded an extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, in connection with the prepayment of its Term Loan and the repurchase or tender of its $200 million Senior Notes. The extraordinary charges included premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. In addition, the Company completed an exchange agreement for all of its outstanding Preferred Stock and incurred costs of approximately $41.1 million related to the write-off of unamortized preferred stock discount and costs from the original issuance in 1998 and related transaction fees. Results for 2001 and 2000 were also positively impacted by approximately $15 million and $86 million, respectively, of favorable development of prior period estimates of medical costs and claims recoveries and New York Stabilization Pool recoveries. See “Liquidity and Capital Resources” and “Overview”.

     The following tables show plan revenues earned and membership by product:

(Dollars in thousands)	2001	2000

Revenues:
Freedom, Liberty and Other Plans	$3,114,138	$2,839,999
HMOs	538,958	505,946

Commercial	3,653,096	3,345,945
Medicare	659,295	677,452

Total premium revenues	4,312,391	4,023,397
Third-party administration, net	13,791	15,390
Investment and other income	95,046	73,015

Total revenues	$4,421,228	$4,111,802

	As of December 31,

	2001	2000

Membership:
Freedom, Liberty and Other Plans	1,154,100	1,115,400
HMOs	218,200	221,600

Commercial	1,372,300	1,337,000
Medicare	77,800	92,000

Total fully insured	1,450,100	1,429,000
Third-party administration	60,000	62,400

Total membership	1,510,100	1,491,400

     Total commercial premiums earned for the year ended December 31, 2001 were $3.65 billion, compared with $3.35 billion in the prior year. Average premium yield increases were 8.3% and member months increased 0.9% for commercial products during 2001. Overall commercial membership increased by 2.6% at December 31, 2001 compared with the prior year primarily due to growth in the Company’s Freedom Plan group of products. The Company expects commercial enrollment to grow by approximately 2% in 2002, excluding the anticipated impact of the acquisition of MedSpan, Inc., the parent of a Connecticut health maintenance organization, anticipated to be completed by the end of the first quarter of 2002.

     Premiums earned from the Company’s Medicare programs decreased 2.7% to $659.3 million in 2001 compared with $677.5 million in 2000. The overall decrease was attributable to a 7.6% decrease in member months of Medicare programs, due to the withdrawal from certain New Jersey counties in January 2001. The member month decline was partially offset by a 5.3% increase in premium yields as a result of annual rates of increase from CMS and the county-specific mix of membership. The Company expects its Medicare membership to be about 11,000 members lower in 2002 as the result of withdrawals from Medicare in all but Hudson County in New Jersey and the withdrawal from Nassau County, New York. The lower levels are expected to result in 2002 Medicare revenue being approximately $100 million lower than in 2001. Reimbursement levels for the Company’s 2002 Medicare business are expected to be approximately 2% higher than 2001 on a county-specific basis due to minimum CMS mandated increases. The average per member reimbursement will likely be higher due to a change in the Company’s county-specific mix of business. The Company believes that future Medicare premiums may not keep up with the cost of health care increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership further by, among other things, reducing benefits and exiting additional counties. See “Business — Government Regulations — Federal Regulation”.

     Net investment and other income for the year ended December 31, 2001 increased 30.2% to $95 million from $73 million in the prior year. Net investment income increased $16.1 million or 20.8% to $93.6 million in 2001 compared with $77.4 million in 2000. The improvement is due primarily to a $20.5 million increase in capital gains realized during the year, partially offset by a decrease in interest income due to lower investment yields. Included in other income for the year ended December 31, 2000 are losses on the sale of fixed assets of approximately $5.4 million, investment valuation losses of approximately $1.5 million and gains on asset disposals of $1.6 million. See “Liquidity and Capital Resources”.

     Health care service expense stated as a percentage of premium revenues (the “medical loss ratio”) was 78.9% for 2001 compared with 77.5% for 2000. Overall per member per month revenue in 2001 increased 6.8% to $247.80 from $231.96 in 2000 due primarily to a 8.3% increase in premium yields for the Company’s commercial products and lesser increases for the Company’s Medicare programs. Overall per member per month health care services expenses increased 8.8% to $195.45 in 2001 from $179.67 in 2000. For the year ended December 31, 2001, net favorable development of prior period medical cost estimates, other reserve adjustments and recoveries from the New York Stabilization Pools approximated $15 million. For the year ended December 31, 2000, health care services expense benefited from favorable development of prior period estimates of medical costs of approximately $47.7 million, claim recoveries of approximately $13.2 million and additional New York Stabilization Pool recoveries applicable to 1997 and 1998 of approximately $25.1 million. Excluding these items, the medical loss ratio would have been 79.0% for 2001 and 79.6% for 2000. Health care services expense benefited from initiatives to improve health care utilization and reduce costs as well as a change in membership mix whereby government program membership was reduced.

     In 2001 and 2000, the Company expensed a total of $59 million and $63 million, respectively, for graduate medical education and a total of $43.3 million and $38.9 million, respectively, for hospital bad debt and charity care. See “Liquidity and Capital Resources”.

     Marketing, general and administrative expenses increased $12.7 million, or 2.7%, to $489.1 million for 2001 compared with $476.4 million for 2000. Marketing, general and administrative expenses as a percent of operating revenue improved to 11.3% in 2001 compared with 11.8% in 2000. The increase in dollars spent in 2001 when compared with the prior year is primarily due to increased information technology spending and broker commissions. Partially offsetting these increases were lower payroll, benefits and occupancy costs, the result of reduced staffing levels, and lower depreciation charges. During 2001, the Company recorded a charge of $10 million for estimated legal expenses related to the securities class action pending against the Company that may not be recoverable from one of the Company’s primary director’s and officer’s insurance carriers due to its insolvency. Included in marketing, general and administrative expenses for 2001 and 2000 are severance charges of approximately $6.4 million and $7.5 million, respectively. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions and other litigation, including fees and disbursements of counsel and other experts to the extent such costs are not reimbursed under existing policies of insurance. See “Legal Proceedings”.

     The Company incurred interest and other financing charges of $15.6 million and $29.4 million in 2001 and 2000, respectively, related to bank debt. Interest on bank debt decreased in part during 2001 due to the repayment in full of the Term Loan during the second quarter of 2000. During December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and replaced with new senior bank facilities totaling $250 million, $175 million of which is a 5 1/2 year term loan (the “New Term Loan”) and $75 million of which is a 5 year revolving credit facility (the “Revolver”, together with the New Term Loan, the “Senior Credit Facilities”). In addition, the Company repaid approximately $21.9 million of its New Term Loan during the year ended December 31, 2001. See “Liquidity and Capital Resources — Financing”. The Company’s average interest rate on bank debt was 9.4% in 2001 compared with 12.1% in 2000. Interest expense on capital leases approximated $0.9 million in 2000. Interest expense on delayed claims totaled $3.4 million in 2001 compared with $4 million in 2000, reflecting more timely payment of claims and lower levels of older claims outstanding.

     During the second quarter of 1998, the Company incurred a net loss of $507.6 million. At that time, the Company evaluated the deferred tax assets arising from the net loss and established a valuation allowance pending the results of its restructuring. Based on management’s analysis during 1998, management concluded that it was not more likely than not that all of its deferred tax assets would be fully realized. In that regard, the Company established a valuation allowance of $282.6 million as of December 31, 1998.

     In light of the Company’s progress from 1999 through 2001, estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for substantially all of the remaining deferred tax assets at December 31, 2001. The income tax expense (benefit) recorded for the years ended December 31, 2001, 2000 and 1999 includes the reversal of $21 million, $10 million and $225 million, respectively, of deferred tax valuation allowances. The Company adjusted its net deferred tax assets during 2000 to reflect anticipated tax rates relating to the periods when the net deferred tax assets are expected to reverse. The impact was to increase the 2000 income tax expense by approximately $11.8 million. The remaining valuation allowance at December 31, 2001 of $3.1 million relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2001.

     Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Total revenues for the year ended December 31, 2000 were $4.1 billion, down 2% from $4.2 billion in the prior year. Net income attributable to common stock in 2000 totaled $191.3 million, or $2.02 per diluted common share (including the effect of recapitalization charges in 2000) compared with $274.4 million, or $3.26 per diluted common share in 1999, which included a $225 million tax benefit. During 2000, the Company recorded an extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, in connection with the prepayment of the Term Loan and the repurchase or tender of its $200 million Senior Notes. The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. In addition, the Company completed an exchange agreement for all of its outstanding Preferred Stock and incurred costs of approximately $41.1 million related to the write-off of unamortized preferred stock discount and costs from the original issuance in 1998 and related transaction fees. Results of operations in 1999 were adversely affected by net restructuring charges of $19.9 million and a charge of $24 million for litigation insurance coverage. See “Liquidity and Capital Resources” and “Overview”.

     The following tables show plan revenues earned and membership by product:

(Dollars in thousands)	2000	1999

Revenues:
Freedom, Liberty and Other Plans	$2,839,999	$2,848,931
HMOs	505,946	500,888

Commercial	3,345,945	3,349,819

Medicare	677,452	737,754

Government programs	677,452	749,737

Total premium revenues	4,023,397	4,099,556
Third-party administration, net	15,390	15,578
Investment and other income	73,015	82,632

Total revenues	$4,111,802	$4,197,766

	As of December 31,

	2000	1999

Membership:
Freedom, Liberty and Other Plans	1,115,400	1,210,500
HMOs	221,600	235,400

Commercial	1,337,000	1,445,900
Medicare	92,000	97,700

Total fully insured	1,429,000	1,543,600
Third-party administration	62,400	50,100

Total membership	1,491,400	1,593,700

     Total commercial premiums earned for the year ended December 31, 2000 were basically unchanged at $3.3 billion compared with the prior year. A 9.8% decrease in member months in the Company’s commercial health care programs, primarily due to a 10.3% member month decrease in the Freedom Plan, was offset by average premium yield increases in commercial programs of 10.7% when compared with 1999. The Company experienced attrition of commercial members in its core commercial markets beginning in 1999 through the third quarter of 2000, adversely affecting revenue. The majority of the attrition in commercial members was concentrated in the small group market, where the Company’s switch to 4-tier pricing contributed to the decline in membership. Although commercial membership declined 7.5% year over year, overall commercial membership increased from the third to fourth quarter of 2000.

     Premiums earned from the Company’s Medicare programs decreased 8.2% to $677.5 million in 2000 compared with $737.8 million in 1999. The overall decrease was attributable to a 16.9% decrease in member months of Medicare programs, due to the withdrawal from Suffolk County, New York in January 2000, partially offset by an 8.7% increase in premium yields.

     Net investment and other income for the year ended December 31, 2000 decreased 11.6% to $73 million from $82.6 million in the prior year. Net investment income increased $15.3 million or 24.7% to $77.4 million in 2000 compared with $62.1 million in 1999. The improvement is due primarily to an increase in interest income due to higher investment yields and invested balances and a $5 million increase in capital gains realized during the year. Included in other income for the year ended December 31, 2000 are losses on the sale of fixed assets of approximately $5.4 million, investment valuation losses of approximately $1.5 million and gains on asset disposals of $1.6 million. In 1999, other income includes a $13.5 million gain on the sale of the Company’s New York Medicaid business and a $7 million gain on the sale of the business and certain assets of the Company’s wholly-owned mail order pharmacy subsidiary, Direct Script, Inc. See “Liquidity and Capital Resources”.

     Health care service expense stated as a percentage of premium revenues (the “medical loss ratio”) was 77.5% for 2000 compared with 82.1% for 1999. Overall per member per month revenue in 2000 increased 9.4% to $231.96 from $212.12 in 1999 due primarily to a 10.7% increase in premium yields for the Company’s commercial products and lesser increases for the Company’s Medicare programs. Overall per member per month health care services expenses increased 3.2% to $179.67 in 2000 from $174.13 in 1999. For the year ended December 31, 2000, health care services expense benefited from favorable development of prior period estimates of medical costs of approximately $47.7 million, claim recoveries of approximately $13.2 million and additional New York Stabilization Pool recoveries applicable to 1997 and 1998 of approximately $25.1 million. Excluding these items, the medical loss ratio was 79.6% for 2000. Health care services expense benefited from initiatives to improve health care utilization and reduce costs as well as a change in membership mix whereby government program membership was reduced. Health care services expense in 1999 included the favorable development of prior period estimates of medical costs and claim recoveries of approximately $28.6 million. Excluding favorable development and claims recoveries in 1999, the 1999 medical loss ratio was 82.8%.

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

     The Company incurred interest and other financing charges of $29.4 million and $38.3 million in 2000 and 1999, respectively, related to bank debt. Interest on bank debt decreased during 2000 due to the repayment in full of the Term Loan during the second quarter of 2000. During December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and replaced with the Senior Credit Facilities. See “Liquidity and Capital Resources — Financing”. Interest expense on capital leases aggregated $0.9 million in 2000 and $2 million in 1999. Interest expense on delayed claims totaled $4 million in 2000 compared with $9.2 million in 1999, reflecting a more timely payment of claims and lower levels of older claims outstanding.

     In light of the Company’s progress during 1999 and 2000, estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal net operating loss carryforwards and certain other temporary differences. The income tax expense (benefit) recorded for the years ended December 31, 2000 and 1999 includes the reversal of $10 million and $225 million, respectively, of deferred tax valuation allowances. The Company adjusted its net deferred tax assets during 2000 to reflect anticipated tax rates relating to the periods when the net deferred tax assets are expected to reverse. The impact was to increase 2000 income tax expense by approximately $11.8 million. The remaining valuation allowance at December 31, 2000 of $24.1 million relates primarily to capital loss carryforwards and certain state net operating loss carryforwards.

     As of December 31, 2000, the Company had federal net operating loss carryforwards for tax purposes of approximately $202 million, which, if unused, will begin to expire in 2012.

Inflation

     Although the rate of inflation has remained relatively stable in recent years, health care costs have generally been rising at a significantly higher rate than the consumer price index. The Company employs various means to reduce the negative effects of inflation. The Company has increased overall commercial premium rates when practicable in order to attempt to maintain margins. The Company’s cost-control measures and risk-sharing and cost-containment arrangements with various health care providers may mitigate the effects of inflation on its operations. There is no assurance that the Company’s efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

Liquidity and Capital Resources

     As of December 31, 2001, the Company had approximately $1.3 billion in current cash and marketable securities, including approximately $180 million at the parent company. In addition, in January 2002, the parent company received a dividend from its New York HMO of $80 million. Parent company cash is used for, among other things, capital expenditures, acquisitions, debt repayment, stock repurchases, costs of litigation and other general corporate purposes. A significant portion of parent company cash is directly dependent upon operating profits generated by the Company’s regulated operating subsidiaries and the ability to receive dividends from those subsidiaries beyond amounts that would be payable without prior regulatory approval. There is no assurance that the Company will receive regulatory approval for these future dividend payments. Cash provided by operations was $613.8 million in 2001 compared with $404.7 million in 2000. The improvement is primarily attributable to increased net earnings, a new pharmacy benefit management agreement, improved working capital management and the benefit of one extra collection day in December 2001.

     During 2001, the Company received distributions from the 1997 and 1998 New York Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000. These assets were classified as other receivables in the Company’s December 31, 2000 consolidated balance sheet. In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries will provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. This agreement provided for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company will develop, de-identify and provide certain historic and current information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received these amounts, which are included in unearned revenue at December 31, 2001, during the third and fourth quarters of 2001. Substantially all of these amounts will be amortized to income on a straight line basis beginning January 1, 2002. The Company anticipates that operating cash flow in 2002 will be lower than that in 2001 as a result of the non-recurring receipts described above and higher income tax payments.

     Capital expenditures totaled $21.4 million during 2001 compared with $12.8 million in 2000. This amount was used primarily for computer equipment and software, including approximately $13.6 million paid under the Company’s computer system outsource agreement. The Company currently anticipates that capital expenditures in 2002 will be approximately $35 million, a significant portion of which will be devoted to management information systems, including amounts due under the Company’s computer systems outsource agreement. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. The acquisition is intended to allow the Company to, among other things, expand offerings of its various health plans to New York and New Jersey based employers with employees outside the tri-state area. The Company made additional investments of approximately $7.7 million in 2001 and $1 million in 2002, for a total investment of approximately $11 million, in MedUnite Inc., a company originally founded by certain healthcare payors to create an Internet-based health care transaction system.

     Cash used by financing activities totaled $364.6 million for the year ended December 31, 2001, compared with $519.7 million in 2000. During 2001, the Company repaid approximately $21.9 million of its New Term Loan. In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through December 31, 2001, the Company had repurchased approximately 13 million of its common shares at an aggregate cost of approximately $366.5 million. The Company has remaining repurchase authority of approximately $133.5 million as of December 31, 2001. During 2000, the Company retired its $150 million Term Loan and its $200 million Senior Notes, including premiums of approximately $26.4 million. In addition, the Company consummated two transactions, including an exchange and repurchase agreement during the fourth quarter of 2000, whereby the Company paid a total of $350 million to repurchase certain of the shares of Preferred Stock and approximately 11.5 million of the outstanding warrants. The Company entered into new senior credit facilities during 2000 that included a term loan of $175 million and a revolving credit facility of $75 million, which has not been drawn. Under the terms of the new senior credit facilities, the Company must make scheduled payments and reductions in the revolving credit facility and must prepay the term loan or reduce the revolving credit facility upon the occurrence of certain events, as defined. See “Liquidity and Capital Resources - Financing”. The Company paid cash dividends on the then outstanding Preferred Stock of approximately $13.8 million during 2000. Proceeds from the exercise of stock options were approximately $29.5 million during 2001 compared with $64.6 million and $18.2 million in 2000 and 1999, respectively.

     In December 2001, the Company signed a definitive agreement to acquire MedSpan, Inc. (“MedSpan”), a provider-sponsored managed healthcare organization, for cash of approximately $19 million. MedSpan’s network services approximately 52,000 commercial members and 22,000 self-funded members in Connecticut and had total commercial HMO revenues of approximately $128.1 million in 2001. The transaction, which is subject to customary conditions including regulatory approvals, is anticipated to close by the end of the first quarter of 2002. The acquisition of MedSpan is not expected to have a material effect on the Company’s financial condition or results of operations in 2002.

     Cash and investments aggregating $58.8 million at December 31, 2001 have been segregated as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO and insurance subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At December 31, 2001, the Company’s regulated subsidiaries had statutory net worth of approximately $448.3 million, or approximately $257.2 million in excess of current regulatory requirements. The Company primarily manages its subsidiary capital against 125% of Risk Based Capital (“RBC”) rules, although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. Under Company Action Level (“CAL”) RBC, the Company had approximately $206.3 million of excess capital. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek dividends for capital in excess of 125% of CAL RBC standards from most of its subsidiaries. The Company currently estimates amounts requested for dividends to be approximately $146 million, $80 million of which was received in January 2002. There is no assurance that the Company will receive regulatory approval for these future dividends. During 2001 and 2000, the Company’s HMO subsidiaries paid dividends to the parent company of approximately $328.4 million and $317.6 million, respectively, and the Company made cash contributions to its HMO and insurance subsidiaries of approximately $6 million and $4.5 million during 2000 and 1999, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets. The Company may be required to contribute additional amounts to MedSpan in 2002 in order to maintain capital at 125% of CAL RBC. In addition, a dividend of approximately $80.1 million was approved and paid in January 2002 from the Company’s indemnity insurance company to its parent company, Oxford’s New York HMO. New York State regulatory authorities authorized the repayment in 2000 of a $38 million surplus note plus $6 million in accrued interest by Oxford NY to the parent company. Although the Company received dividends from its HMO subsidiaries in 2001 and 2000, there can be no assurances that such dividend payments will be made in future periods.

     In September 1998, the National Association of Insurance Commissioners (“NAIC”) adopted new minimum capitalization requirements, known as risk-based capital rules, for health care coverage provided by HMOs and other risk-bearing health care entities. Depending on the nature and extent of the rules ultimately adopted by each state, there could be an increase in the minimum capital requirement for certain of the Company’s regulated subsidiaries. The Connecticut Department of Insurance has promulgated regulations based on the NAIC model that are applicable to its 2001 annual financial statements. Neither New York nor New Jersey has enacted similar legislation. Legislation has been introduced in the New York State Senate to strengthen current solvency regulations to allow the New York State Insurance Department (“NYSID”) to take over failing health plans without a court order; however, capitalization requirements continue to be subject to state interpretation from time to time. The Company believes that the current capitalization of the subsidiaries is sufficient to meet these requirements.

     The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state proportionate to market share to be collected over a three-year period. The Company paid $1.8 million in 2001 related to this assessment and may be required to pay a similar amount in 2002.

     The Company’s medical costs payable was $595.1 million (approximately 83% of which was IBNR) as of December 31, 2001 compared with $612.9 million (approximately 85% of which was IBNR) as of December 31, 2000. The Company estimates the amount of its IBNR reserves and other medical costs payable using standard actuarial methodologies based upon historical data, including the average intervals between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no significant adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is a relatively short time lag between service provided and claim payment. During the past two years, approximately 95% of claims have been paid within six months of incurral. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, where material, have been disclosed and are recorded in the period they arise. The liability is also affected by shared risk arrangements, including arrangements relating to the Company’s Medicare business in certain counties. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) as well as the impact of cost-containment arrangements and reserves for estimated settlements. In the case of the prior North Shore Medicare risk arrangement discussed below, the Company maintains a reserve for a portion of the potential claims liability though the payment obligation has been transferred to North Shore for claims incurred prior to January 1, 2002. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     The Company currently has risk-sharing agreements with two hospitals and a provider organization covering approximately 21,000 Medicare members. Premium revenues for the Medicare members covered under risk-share agreements in place at December 31, 2001 totaled approximately $251 million and $240 million in 2001 and 2000, respectively. Prior to January 1, 2002, the Company had transferred the medical cost risk for its Medicare members in certain New York counties to North Shore. However, as of January 1, 2002, the Company exited the Medicare line of business in Long Island. Although North Shore is obligated under the contract to pay all claims for dates of service through December 31, 2001, the Company is ultimately responsible for any claims not paid by North Shore. The Company is continuing to explore other risk-sharing or risk-transfer opportunities relating to its remaining Medicare members with providers and other organizations.

     The Company and certain of its former and present Directors and Officers are currently defendants in certain securities class actions. In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention of between $155 million and $165 million (the “Retention”), provided that the aggregate amount of insurance under these new policies is limited to $200 million over the Retention. A charge of $24 million for premiums and other costs associated with the new insurance coverage was included in the Company’s results of operations for 1999. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the new policies. The Company has fully reserved for anticipated legal expenses for this matter. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries that may not be recoverable from Reliance. The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiff’s claims and may ultimately prevail. These matters continue toward a trial. At the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a liability for a potential unfavorable judgment. In the event the Company ultimately suffers a judgment, or settles such actions prior to trial, the Company would be liable to fund such judgment or settlement up to the Retention, less any remaining available primary Directors and Officers insurance. The Company has $200 million in insurance over the Retention (subject to the 10% co-pay referred to above) and would be uninsured for any liability exceeding these amounts. There can be no assurance as to the ultimate result in this litigation.

     Financing

     In order to fund operating losses incurred in 1997 and 1998 and make necessary capital contributions to its HMO and insurance subsidiaries, in May 1998, the Company raised a total of $700 million in capital (the “Financing”) through the following arrangements: (i) the Company sold $350 million of Preferred Stock to TPG Partners II, L.P. (formerly TPG Oxford LLC) and certain of its affiliates and designees (“TPG Investors”) under an Investment Agreement, dated as of February 23, 1998, as amended (the “Investment Agreement”), together with warrants to acquire up to 22,530,000 shares of the Company’s common stock at an exercise price of $17.75; (ii) the Company issued $200 million of Senior Notes and (iii) the Company entered into the $150 million Term Loan. Simultaneously with these transactions, Norman C. Payson, M.D., the Company’s Chairman and Chief Executive Officer, purchased 644,330 newly issued shares of Oxford common stock for a purchase price of $10 million.

     In February 2000, the Company commenced a capital restructuring with the repurchase of (i) $130 million of Preferred Stock and (ii) $19 million of loans outstanding under its existing Term Loan. In May 2000, the Company prepaid the remaining $131 million balance of the Term Loan, including pre-payment premiums, for a total amount of $134.3 million. During the second half of 2000, the Company repurchased or tendered all of its $200 million Senior Notes and paid $22.4 million in tender and consent premiums. The purchase price for each $1,000 principal amount of the remaining Senior Notes validly tendered and accepted was determined based on a fixed spread of 0.5% over the yield to maturity of the 7.5% U.S. Treasury Note due May 15, 2002. All of the outstanding Senior Notes were tendered with consent. The total purchase price, including tender and consent premiums, was approximately $215.9 million, or $1,115.50 per $1,000 principal amount. In addition, in December 2000, the Company consummated an exchange and repurchase agreement pursuant to which, among other things, (i) the Company paid $220 million to TPG Investors to repurchase certain of the shares of Preferred Stock and certain of the warrants and (ii) TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock (the “Recapitalization”). The TPG Investors agreed not to sell the newly issued shares of common stock prior to February 15, 2001. In connection with the Recapitalization in the fourth quarter of 2000, the Company incurred costs of approximately $38.5 million related to the write-off of unamortized Preferred Stock discount and costs from the original issuance in 1998 and related transaction fees. Accordingly, as of the end of 2000, the Company had no warrants, Preferred Stock or Senior Notes remaining outstanding.

     During 2000, the Company recorded an extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, in connection with the prepayment of the Term Loan and the repurchase or tender of its $200 million Senior Notes. The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs.

     Simultaneously with the consummation of the Recapitalization and the tender offer for the Senior Notes, the Company entered into the Senior Credit Facilities, comprised of the $175 million Term Loan and the $75 million Revolver. The proceeds of the New Term Loan were used, along with available Company cash, to fund the Recapitalization. The Company has not drawn on the Revolver.

     The agreement governing the Senior Credit Facilities (the “Credit Agreement”), provides for scheduled quarterly repayments of principal of the New Term Loan with a final maturity of June 2006. The Credit Agreement provides for voluntary prepayments of principal and voluntary reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Mandatory prepayments of principal and/or reductions in the Revolver are required from (1) the net proceeds from the sale of assets, subject to certain exceptions; (2) 50% of the net proceeds from certain equity issuances; and (3) the net proceeds from the issuance of debt securities. The Credit Agreement also provides for mandatory prepayment of the entire amount outstanding under the Senior Credit Facilities at a 1% premium upon the occurrence of a change in control (as defined). In July 2001, the Company and its Lenders amended the Credit Agreement (the “Amendment”) to, among other things, (i) eliminate the mandatory prepayment provisions as they related to excess cash flows, (ii) allow the Company to use unrestricted Parent Company cash to repurchase common stock and make other payments as defined in the Credit Agreement, subject to a minimum of $150 million of liquidity and (iii) allow the Company, subject to certain restrictions, to borrow an additional $300 million. As a result of the Amendment, the Company adjusted the amounts included in current and long-term liabilities to reflect the scheduled repayments of principal according to the New Term Loan. At December 31, 2000, prior to the Amendment and based on financial projections at that time for 2001 and 2002, the Company expected to repay the New Term Loan in full by June 30, 2002. Accordingly, a portion of the debt had been classified as current at December 31, 2000 based on these estimates.

     The commitment under the Revolver shall be reduced to $50 million plus the then outstanding amount upon the settlement of certain securities litigation, and $50 million on January 1, 2005, with the expiration of all commitments under the Revolver on December 31, 2005.

     Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. Currently, interest is being calculated based on a $76 million tranche at a rate of approximately 5.50% through August 13, 2002, a $6.6 million tranche at a rate of approximately 5.34% through March 13, 2002, and a $70.6 million tranche at a rate of 5.92% through April 16, 2002. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver.

     The Senior Credit Facilities grant a first priority lien to the Lenders on all property of the Company and material non-regulated subsidiaries and all capital stock of its material subsidiaries, and require the Company to maintain certain financial ratios and prohibit certain restricted payments, as defined.

     Contractual Obligations

     The Company is contractually obligated to make payments as follows within the next five years:

		Payments Due by Period

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Long term debt	$153,125	$26,250	$65,625	$61,250	$—
Operating leases	45,100	10,800	18,400	7,600	8,300
Obligations under computer system outsource agreement	134,200	35,900	65,600	32,700	—

Total	$332,425	$72,950	$149,625	$101,550	$8,300

     Operating lease terms generally range from one to five years with certain early termination or renewal provisions at the Company’s option.

     Under the computer system outsource agreement, CSC invoices the Company for base operating and capital costs, which covers payments for asset purchases and services, including data center operations and help desk services, among other things. Costs for CSC services and equipment utilization fluctuate based on the Company’s actual usage and are billed by CSC at rates established in the agreement. The outsource agreement, may be terminated by the Company at any time prior to its expiration subject to early termination fees and penalties of approximately $15 million to $20 million through 2002, declining to approximately $8 million to $10 million in 2005..

     The Company is subject to various contracts with certain health care providers, facilities and the federal government for the provision of health care services to its members. Such contracts involve payments to or from the Company, generally on a monthly basis, in the ordinary course of business and are not included in the above table.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s consolidated balance sheet as of December 31, 2001 includes a significant amount of assets whose fair values are subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a tight duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, corporate debt and asset and mortgage backed securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors.

     In May 2001, the Company adjusted its investment strategy based on projections of future cash flow needs and changes in the interest rate environment. In order to take advantage of a steepening yield curve, the Company extended the duration of the portfolio from an average of 2.25 years to an average duration between 3.5 and 4.5 years resulting in an increased sensitivity to interest rate changes. In addition to extending the portfolio’s duration, the Company added mortgage-backed and asset-backed securities to its list of approved investments in an effort to improve its asset class diversification. The Company continues to require a high credit rating, A or higher, and maintains an average rating of AA+ on the overall portfolio.

     In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of December 31, 2001 by approximately $42.7 million and $83.7 million, respectively (compared to $20.6 million and $40.9 million as of December 31, 2000, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investment in debt securities as of December 31, 2001 by approximately $41.5 million and $81.8 million, respectively (compared to $20.7 million and $41.9 million as of December 31, 2000, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in-line with the estimated values. The year over year variation in the portfolio’s sensitivity to changes in interest rates is a function of increased investment balances and an increase in the average duration of the portfolio.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements and Schedule on page 44.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11	EXECUTIVE COMPENSATION
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 10 through 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2001.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   Exhibits and Financial Statement Schedules

1.	All financial statements — see Index to Consolidated Financial Statements and Schedules on page 44.
2.	Financial statement schedules — see Index to Consolidated Financial Statements and Schedules on page 44
3.	Exhibits — see Exhibit Index beginning on page 75.

     (b)   Reports on Form 8-K

     In a report on Form 8-K dated and filed on November 7, 2001, the Company reported, under Item 5. “Other Events”, its earnings press release for the third quarter of 2001 and the additional authority under its Share Repurchase Program.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22 day of February, 2002.

OXFORD HEALTH PLANS, INC.

By:	/s/ NORMAN C. PAYSON, M.D. Norman C. Payson, M.D. Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons on behalf of the Registrant on February 22, 2002 in the capacities indicated.

Signature	Title

/s/ NORMAN C. PAYSON, M.D.	Principal Executive Officer,
and Chairman of the Board
Norman C. Payson, M.D.

/s/ KURT B. THOMPSON	Principal Financial Officer

Kurt B. Thompson

/s/ MARC M. KOLE	Principal Accounting Officer

Marc M. Kole

Director

Fred F. Nazem

/s/ DAVID BONDERMAN	Director

David Bonderman

/s/ JONATHAN J. COSLET	Director

Jonathan J. Coslet

Director

Robert B. Milligan, Jr.

/s/ BENJAMIN H. SAFIRSTEIN, M.D.	Director

Benjamin H. Safirstein, M.D.

/s/ KENT J. THIRY	Director

Kent J. Thiry

/s/ JOSEPH W. BROWN	Director

Joseph W. Brown

/s/ ELLEN A. RUDNICK	Director

Ellen A. Rudnick

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

Independent Auditors’ Report

The Board of Directors and Shareholders
Oxford Health Plans, Inc.:

     We have audited the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity (deficit) and comprehensive earnings (loss) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

New York, New York
January 25, 2002 (except for Note 21
as to which the date is February 14, 2002)

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2001 and 2000
(In thousands, except share amounts)

Assets
Current assets:	2001	2000

Cash and cash equivalents	$345,530	$198,632
Investments — available-for-sale, at fair value	961,652	868,380
Premiums receivable, net	37,127	56,694
Other receivables	24,678	80,994
Prepaid expenses and other current assets	3,450	4,761
Deferred income taxes	83,416	46,102

Total current assets	1,455,853	1,255,563
Property and equipment, net	35,084	19,779
Deferred income taxes	8,348	102,133
Restricted investments — held-to-maturity, at amortized cost	58,813	57,194
Other noncurrent assets	18,627	9,941

Total assets	$1,576,725	$1,444,610

Liabilities and Shareholders’ Equity
Current liabilities:
Medical costs payable	$595,064	$612,930
Current portion of long term debt	26,250	147,000
Trade accounts payable and accrued expenses	116,601	103,459
Unearned revenue	201,225	88,299
Income taxes payable	47,789	—
Current portion of capital lease obligations	—	5,700

Total current liabilities	986,929	957,388
Long-term debt	126,876	28,000
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 100,353,007 in 2001 and 98,304,384 in 2000	1,004	983
Additional paid-in capital	605,661	561,857
Retained earnings (Accumulated deficit)	215,165	(107,256)
Accumulated other comprehensive earnings	7,587	3,638
Treasury stock, at cost	(366,497)	—

Total shareholders’ equity	462,920	459,222

Total liabilities and shareholders’ equity	$1,576,725	$1,444,610

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2001, 2000 and 1999
(In thousands, except per share amounts)

	2001	2000	1999

Revenues:
Premiums earned	$4,312,391	$4,023,397	$4,099,556
Third-party administration, net	13,791	15,390	15,578
Investment and other income, net	95,046	73,015	82,632

Total revenues	4,421,228	4,111,802	4,197,766

Expenses:
Health care services	3,401,331	3,116,544	3,365,340
Marketing, general and administrative	489,143	476,422	599,151
Interest and other financing charges	19,003	34,332	49,626
Restructuring charges	—	—	19,963

Total expenses	3,909,477	3,627,298	4,034,080

Operating earnings before income taxes and extraordinary item	511,751	484,504	163,686
Income tax expense (benefit)	189,330	199,085	(156,254)

Net earnings before extraordinary item	322,421	285,419	319,940
Extraordinary item — Loss on early retirement of debt, net of income tax benefits of $13,916 in 2000	—	(20,325)	—

Net earnings	322,421	265,094	319,940
Less preferred dividends and amortization	—	(73,791)	(45,500)

Net earnings attributable to common shares	$322,421	$191,303	$274,440

Earnings per common share — basic:
Earnings before extraordinary item	$3.35	$2.50	$3.38
Extraordinary item	—	(0.24)	—

Net earnings per common share	$3.35	$2.26	$3.38

Earnings per common share — diluted:
Earnings before extraordinary item	$3.21	$2.24	$3.26
Extraordinary item	—	(0.22)	—

Net earnings per common share	$3.21	$2.02	$3.26

Weighted-average common stock and common stock equivalents outstanding:
Basic	96,269	84,728	81273
Effect of dilutive securities:
Stock options	4,274	4,779	2,958
Warrants	—	5,066	—

Diluted	100,543	94,573	84,231

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Earnings (Loss)
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Common Stock
						Accumulated
	Number		Additional	Retained		Other
	of		Paid-In	Earnings	Comprehensive	Comprehensive	Treasury
	Shares	Par Value	Capital	(Deficit)	Earnings	Earnings (Loss)	Stock

Balance at January 1, 1999	80,516	$805	$506,243	$(692,290)		$4,137	$—
Exercise of stock options	1,470	15	18,171	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	2,648	—	—	—	—
Compensatory stock grants under executive stock agreements	—	—	6,468	—	—	—	—
Preferred stock dividends and amortization of discount	—	—	(43,136)	—	—	—	—
Amortization of preferred stock issuance costs	—	—	(2,364)	—	—	—	—
Net income	—	—	—	319,940	319,940	—	—
Depreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	(21,882)	(21,882)	—
Comprehensive earnings					$298,058		—

Balance at December 31, 1999	81,986	820	488,030	(372,350)		(17,745)	—

Exercise of stock options	5,332	53	64,537	—	—	—	—
Issuance of common shares	10,986	110	194,900	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	27,665	—	—	—	—
Repurchase of warrants	—	—	(141,408)	—	—	—	—
Compensatory stock grants under executive stock agreements	—	—	1,924	—	—	—	—
Preferred stock dividends and amortization of discount	—	—	(30,978)	—	—	—	—
Amortization of preferred stock issuance costs	—	—	(1,728)	—	—	—	—
Write-off of preferred stock discount and costs	—	—	(41,085)	—	—	—	—
Net income	—	—	—	265,094	$265,094	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	21,383	21,383	—
Comprehensive earnings					$286,477		—

Balance at December 31, 2000	98,304	983	561,857	(107,256)		3,638	—

Exercise of stock options	2,049	21	29,473	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	12,411	—	—	—	—
Compensatory stock grants under executive stock agreements	—	—	1,920	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(366,497)
Net income	—	—	—	322,421	$322,421	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	3,949	3,949	—
Comprehensive earnings					$326,370

Balance at December 31, 2001	100,353	$1,004	$605,661	$215,165		$7,587	$(366,497)

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Cash flows from operating activities:
Net earnings	$322,421	$265,094	$319,940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	21,417	34,229	54,542
Deferred income taxes	66,127	190,596	(159,563)
Extraordinary item	—	20,325	—
Realized loss (gain) on sale of investments	(20,787)	(111)	5,181
Loss (gain) on sale of assets	—	5,365	(9,500)
Non-cash restructuring charges and write-downs of strategic investments	—	—	8,355
Credit for doubtful accounts and advances	—	—	(4,200)
Other, net	—	—	6,468
Changes in assets and liabilities:
Premiums receivable	19,567	7,377	46,183
Other receivables	56,316	(48,406)	7,290
Prepaid expenses and other current assets	1,684	(899)	2,526
Medical costs payable	(17,866)	(43,133)	(189,934)
Trade accounts payable and accrued expenses	2,295	(19,853)	(39,995)
Income taxes payable	47,789	—	—
Unearned revenue	112,926	(8,856)	(8,838)
Other, net	1,920	2,976	(2,927)

Net cash provided by operating activities	613,809	404,704	35,528

Cash flows from investing activities:
Capital expenditures	(21,386)	(12,774)	(8,987)
Purchases of available-for-sale securities	(1,193,074)	(466,999)	(868,655)
Sales and maturities of available-for-sale securities	1,130,811	450,082	919,940
Proceeds from sale of assets	—	2,734	12,450
Acquisitions, net of cash acquired	(19,483)	(2,300)	—
Other, net	798	10,030	3,237

Net cash provided (used) by investing activities	(102,334)	(19,227)	57,985

Cash flows from financing activities:
Proceeds from exercise of stock options	29,494	64,590	18,186
Payments under capital leases	(5,700)	(12,554)	(16,534)
Proceeds of notes and loans payable	—	175,000	—
Redemption of notes and loans payable	(21,874)	(376,050)	—
Redemption of preferred stock, net of issuance expenses	—	(208,592)	—
Redemption of warrants	—	(142,122)	—
Cash dividends paid on preferred stock	—	(13,792)	—
Purchase of treasury stock	(366,497)	—	—
Debt issuance expenses	—	(6,207)	—

Net cash provided (used) by financing activities	(364,577)	(519,727)	1,652

Net increase (decrease) in cash and cash equivalents	146,898	(134,250)	95,165
Cash and cash equivalents at beginning of year	198,632	332,882	237,717

Cash and cash equivalents at end of year	$345,530	$198,632	$332,882

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000 and 1999
(In thousands)
(Continued)

	2001	2000	1999

Supplemental schedule of non-cash investing and financing activities:
Unrealized appreciation (depreciation) of investments	$4,920	$23,911	$(21,882)
Obligation under outsource agreement	13,603	—	—
Preferred stock dividends paid in-kind	—	4,565	30,486
Amortization of preferred stock discount	—	12,619	12,650
Amortization of preferred stock issuance expenses	—	1,728	2,364
Tax benefit realized on exercise of stock options	12,411	27,665	2,648
Exchange of warrants for common stock	—	195,008	—
Write-off of preferred stock discount and costs	—	40,373	—

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

     Oxford Health Plans, Inc. (“Oxford” or the “Company”) is a regional health care company providing health care coverage primarily in New York, New Jersey and Connecticut. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates three health maintenance organizations (“HMOs”), which are qualified as Competitive Medical Plans, and two insurance companies and offers a health benefits administrative service.

     Oxford’s HMOs, Oxford Health Plans (NY), Inc. (“Oxford NY”), Oxford Health Plans (NJ), Inc. (“Oxford NJ”) and Oxford Health Plans (CT), Inc. (“Oxford CT”), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. (“OHI”), a wholly-owned subsidiary of Oxford NY, currently does business under accident and health insurance licenses granted by the Department of Insurance in the states of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania. As discussed in Note 13, in 2001, Oxford acquired all of the outstanding stock of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company licensed to issue individual and group annuity, life and health insurance policies in most states. Further, in December 2001, the Company signed a definitive agreement to acquire MedSpan, Inc., a Connecticut health care organization, for cash consideration of approximately $19 million. The transaction is subject to customary conditions including regulatory approvals, and is anticipated to close during the first quarter of 2002.

     Oxford maintains a health care network of physicians and ancillary health care providers who have entered into formal contracts with Oxford. These contracts set reimbursement at either fixed levels or pursuant to certain risk-sharing arrangements and require adherence to Oxford’s policies and procedures for quality and cost-effective treatment.

(2) Summary of Significant Accounting Policies

     (a)  Principles of consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

     (b)  Premium revenue. Membership contracts are generally established on a yearly basis subject to cancellation by the employer group or Oxford upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which Oxford is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from the federal Centers for Medicare and Medicaid Services (“CMS”, formerly HCFA) on a monthly basis for its Medicare membership. In 2001, premiums received from CMS represented approximately 15.3% of the Company’s total premium revenue earned. Membership and category eligibility are periodically reconciled with CMS and could result in revenue adjustments. The Company is not aware of any material claims, disputes or settlements relating to revenues it has received from CMS. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts of $10 million in 2001 and 2000, respectively, and retroactive billing adjustments of approximately $9.8 million and $18.6 million in 2001 and 2000, respectively. Operations include net write-off’s and other premium adjustments of approximately $7 million, $9.9 million and $46.9 million in 2001, 2000 and 1999, respectively. A component of unearned revenue represents the portion of premiums received for which Oxford is not obligated to provide services until a future date. All other material revenue is generated from investments, as described in (f) below.

     (c)  Health care services cost recognition. The Company contracts with various health care providers for the provision of medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers’ claims submitted and provisions for incurred but not reported or paid claims (“IBNR”). The Company estimates the provision for IBNR using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. These estimates are reviewed by the Company’s external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period. Medical costs payable also reflects payments required by or anticipated benefits from public policy initiatives, rebates, reinsurance and cost sharing arrangements. Management believes that the Company’s reserves for medical costs payable are adequate to satisfy its ultimate unpaid claim liabilities.

     Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates. The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company’s historical experience. Anticipated investment income is not included in the determination of premium deficiency reserves since its effect is deemed to be immaterial. The Company evaluates the need for premium deficiency reserves on a quarterly basis. No such reserves were required as of December 31, 2001. Premium deficiency reserves aggregated approximately $9.8 million as of December 31, 2000. Such reserves are included in medical costs payable in the accompanying consolidated balance sheet.

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

     (f)  Investments. Investments are classified as either available-for-sale or held-to-maturity. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. The Company has determined that all other investments might be sold prior to maturity to support its investment strategies. Accordingly, these other investments are classified as available-for-sale and are stated at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from earnings and are reported in accumulated other comprehensive earnings (loss), net of income tax effects where applicable. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Investment income is accrued when earned and included in investment and other income. The Company requires a credit rating of A or higher on its investments and maintains an average rating of AA+ on the overall portfolio.

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

     (h)  Computer software costs. Internal and external direct and incremental costs of $4.4 million and $3.3 million incurred in developing or obtaining computer software for internal use were capitalized for the years ended December 31, 2001 and 2000, respectively. These costs are presented in property and equipment and are being amortized using the straight-line method over their estimated useful lives, generally two years.

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

     (j)  Impairment of long-lived assets and assets to be disposed of. The Company reviews assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less estimated costs to sell. In August 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 143 addresses the accounting for the removal, including the sale, abandonment, recycling or disposal, of a long-lived asset from service and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 144 supercedes SFAS No. 121 and addresses the impairment of long-lived assets and is effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes that the implementation of these standards will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     (k)  Earnings per share. Basic earnings per share is calculated on the weighted-average number of common shares outstanding. Diluted earnings per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options and warrants outstanding.

     (l)  Stock option plans. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which permits entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied (see Note 9). With respect to the independent contractor grants, it is the Company’s policy to record such grants and re-issuance grants issued after December 15, 1995, based on the fair market value measurement criteria of SFAS 123.

     (m)  Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

     (n)  Use of estimates. The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include reserves for IBNR, litigation defense costs and settlements, bad debts and retroactivity, the carrying value of investments, and the valuation of the Company’s investment in MedUnite. Actual results could differ from these and other estimates.

     (o)  Reporting comprehensive income. The changes in value of available-for-sale securities as reported in the consolidated statements of shareholders’ equity (deficit) and comprehensive earnings (loss) include unrealized holding gains (losses) on available-for-sale securities of $4.9 million, $6.2 million and $(27.1) million in 2001, 2000 and 1999, respectively, reduced by the tax effects of $2 million and $2.5 million in 2001 and 2000, respectively, and reclassification adjustments of $1 million, $17.7 million and $5.2 million in 2001, 2000 and 1999, respectively.

     (p)  Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     (q)  Business segment information. The Company operates in one principal business segment, offering commercial (large group, small group, individual and HMO) and Medicare products to a diverse group of customers in the metropolitan New York area. All products entitle an insured to obtain services from a specified subset of the Company’s provider network. Substantially all of these products are supported by the same executive management team and share common underwriting and claim functions. The Company does not allocate indirect expenses to any product lines. Assets are not separately identified by product. Accordingly, the Company does not maintain separate comprehensive profit and loss accounts for these product lines, other than tracking membership, premium revenue and medical expense. In the opinion of the Company’s management, these product lines possess similar economic characteristics and meet the aggregation criteria described in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

     Membership in the Company’s commercial and Medicare plans was 1,372,300 and 77,800, respectively, at December 31, 2001, 1,337,000 and 92,000, respectively, at December 31, 2000, and 1,445,900 and 97,700, respectively, at December 31, 1999. Premium revenue for the Company’s commercial and Medicare plans was $3.65 billion and $659.3 million, respectively, for the year ended December 31, 2001, $3.35 billion and $677.5 million, respectively, for the year ended December 31, 2000, and $3.35 billion and $737.8 million, respectively, for the year ended December 31, 1999. The medical loss ratio for the Company’s commercial and Medicare plans (defined as the ratio of health care services expense to premium revenue) was 78.4% and 81.2%, respectively, for the year ended December 31, 2001, 76.2% and 83.9%, respectively, for the year ended December 31, 2000 and 81.6% and 84.8%, respectively, for the year ended December 31, 1999.

     Generally, the Company maintains separate subsidiaries for each state where it conducts business and for which financial information is accumulated and reported, both internally and externally. However, this structure is necessitated by regulatory requirements and generally not viewed by management as a means to operate the business. Administrative expenses are not tracked individually by subsidiary, but rather are subject to an allocation process approved by regulatory authorities.

(3) Investments

     The following is a summary of marketable securities as of December 31, 2001 and 2000:

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2001:	Cost	Gains	Losses	Value

Available-for-sale:
U.S. government obligations	$276,920	$3,467	$(1,887)	$278,500
Corporate obligations	376,116	8,669	(1,045)	383,740
Municipal bonds	67,640	469	(630)	67,479
Mortgage and asset backed securities	229,890	2,686	(643)	231,933

Total investments	$950,566	$15,291	$(4,205)	$961,652

Held-to-maturity — U.S. government obligations	$58,813	$2,198	$(189)	$60,822

		Gross	Gross
(In thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2000:	Cost	Gains	Losses	Value

Available-for-sale:
U.S. government obligations	$385,871	$5,157	$(1,517)	$389,511
Corporate obligations	456,079	4,238	(2,045)	458,272
Municipal bonds	20,264	333	—	20,597

Total investments	$862,214	$9,728	$(3,562)	$868,380

Held-to-maturity — U.S. government obligations	$57,194	$890	$(11)	$58,073

     The amortized cost and estimated fair value of marketable debt securities at December 31, 2001, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value

Due in one year or less	$56,703	$57,439	$7,681	$7,755
Due after one year through five years	340,543	347,285	46,211	48,290
Due after five years through ten years	553,320	556,928	4,921	4,777

Total	$950,566	$961,652	$58,813	$60,822

     Certain information related to marketable securities is as follows:

(In thousands)	2001	2000	1999

Proceeds from sale or maturity of available-for-sale securities	$1,111,138	$430,682	$916,231
Proceeds from maturity of held-to-maturity securities	19,673	19,400	3,709

Total proceeds from sale or maturity of marketable securities	$1,130,811	$450,082	$919,940

Gross realized gains on sale of available-for-sale securities	$21,923	$2,192	$2,474
Gross realized losses on sale of available-for-sale securities	(1,136)	(2,081)	(7,655)

Net realized gains (losses) on sale of marketable securities	$20,787	$111	$(5,181)

Net unrealized gain (loss) on available-for-sale securities included in comprehensive earnings (loss)	$4,920	$23,911	$(21,882)
Deferred income tax expense	(971)	(2,528)	—

Other comprehensive earnings (loss)	$3,949	$21,383	$(21,882)

     Net investment income in 2001, 2000 and 1999 was $93.6 million, $77.4 million and $62.1 million, respectively. Other income in 2000 includes a $5.4 million loss on the sale of fixed assets, a $1.5 million investment valuation loss, and a gain on disposition of assets of $1.6 million and, in 1999, a $13.5 million gain on the sale of the New York Medicaid business and a $7 million gain on the sale of the assets of the Company’s wholly-owned subsidiary, Direct Script, Inc.

(4) Income Taxes

     Income tax expense (benefit) consists of:

(In thousands)	Current	Deferred	Total

Year ended December 31, 2001:
Federal	$119,076	$30,625	$149,701
State and local	14,754	24,875	39,629

Total	$133,830	$55,500	$189,330

Year ended December 31, 2000:
Federal	$—	$155,257	$155,257
State and local	1,180	42,648	43,828

Total	$1,180	$197,905	$199,085

Year ended December 31, 1999:
Federal	$—	$(150,406)	$(150,406)
State and local	—	(5,848)	(5,848)

Total	$—	$(156,254)	$(156,254)

     Cash paid for income taxes was approximately $75.9 million, $8.6 million and $3 million for 2001, 2000 and 1999, respectively. Cash paid for income taxes in 2000 and 1999 principally represents estimated federal alternative minimum taxes.

     Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings before income taxes and extraordinary items as a result of the following:

(In thousands)	2001	2000	1999

Income tax expense at statutory tax rate	$179,113	$169,576	$57,290
State and local income taxes, net of federal income tax benefit	31,217	27,719	11,746
Change in valuation allowance	(21,000)	(10,000)	(225,002)
Effect of future state and local tax rates on deferred tax assets	—	11,790	—
Other, net	—	—	(288)

Income tax expense (benefit)	$189,330	$199,085	$(156,254)

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2001 and 2000 are as follows:

(In thousands)	2001	2000

Deferred tax assets:
Unearned revenue	$43,907	$7,191
Trade accounts payable and accrued expenses	17,277	9,593
Medical costs payable	13,488	12,548
Property and equipment	10,519	11,249
Allowance for doubtful accounts	9,664	13,630
Net operating loss carryforwards	2,635	85,340
Restructuring related	1,728	5,668
Unrealized appreciation of available for sale investments	(3,499)	(2,528)
Capital loss carryforwards	—	12,960
Other	(821)	16,718

Total gross deferred assets	94,898	172,369
Less valuation allowances	(3,134)	(24,134)

Net deferred tax assets	$91,764	$148,235

     In light of the Company’s progress from 1999 through 2001, its estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal and state net operating loss carryforwards and certain other temporary differences. In addition, in 2001, based on the recognition of realized gains, the valuation allowance related to capital loss carryforwards was reversed. The income tax expense (benefit) recorded for the years ended December 31, 2001, 2000 and 1999 includes the reversal of $21 million, $10 million and $225 million, respectively, of deferred tax valuation allowances. The remaining valuation allowance at December 31, 2001 of $3.1 million relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. The Company adjusted its net deferred tax assets during 2000 for the effects of changes in state and local tax rates relating to the periods when the net deferred tax assets are expected to reverse. The impact was to increase 2000 income tax expense by approximately $11.8 million. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2001.

(5) Property and Equipment

     Property and equipment, net of accumulated depreciation, is as follows:

	As of December 31,

(In thousands)	2001	2000

Land and buildings	$40	$40
Furniture and fixtures	10,734	11,075
Equipment	63,769	65,446
Leasehold improvements	33,537	33,572

Property and equipment, gross	108,080	110,133
Accumulated depreciation and amortization	(72,996)	(90,354)

Property and equipment, net	$35,084	$19,779

     Depreciation and amortization of property and equipment aggregated $16.3 million, $32.8 million and $49.8 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     As part of an agreement to outsource certain information technology operations (see Note 11), during the fourth quarter of 2000 the Company sold certain computer-related equipment, with a cost of approximately $79.6 million and a net book value of approximately $7.9 million, at its estimated fair market value and recognized a loss on disposal of approximately $5.4 million, which is included in investment and other income, net. As also discussed in Note 11, costs for equipment purchased by the Company’s outsourcing vendor that will be used in the Company’s operations are capitalized and amortized over three to five years. For the year ended December 31, 2001, the Company capitalized equipment purchases of approximately $27.2 million under this agreement.

(6) Debt

     Debt consists of the following:

	As of December 31,

(In thousands)	2001	2000

Senior Secured Term Loan	$153,126	$175,000
Less current portion	(26,250)	(147,000)

Long-term debt	$126,876	$28,000

     The Company entered into a Credit Agreement, dated as of December 22, 2000 (the “Credit Agreement”), that provides for a senior secured term loan (“New Term Loan”) and a revolving credit facility (“Revolver”, together with the New Term Loan, the “Senior Credit Facilities”), with several financial institutions (“Lenders”) that provides for maximum borrowings under the New Term Loan of $175 million and $75 million under the Revolver. The proceeds of the New Term Loan, along with available Company cash, were used to fund the Recapitalization described in Note 8. The Company has not drawn on the Revolver.

     The New Term Loan provides for scheduled quarterly repayments of principal ranging from $21.9 million to $39.4 million with a final maturity in June 2006. During the year ended December 31, 2001, the Company repaid approximately $21.9 million of principal outstanding under the New Term Loan.

     The Credit Agreement also provides for voluntary prepayments of principal and voluntary reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Mandatory prepayments of principal and/or reductions in the Revolver were required from (1) the net proceeds from the sale of assets, subject to certain exceptions; (2) 50% of the net proceeds from certain equity issuances; and (3) the net proceeds from the issuance of debt securities. The Credit Agreement also provides for mandatory prepayment of the entire amount outstanding under the Senior Credit Facilities at a 1% premium upon the occurrence of a change in control (as defined). In July 2001, the Company and its Lenders amended the Credit Agreement (the “Amendment”) to, among other things, (i) eliminate the mandatory prepayment provisions as they related to excess cash flows, (ii) allow the Company to use unrestricted Parent Company cash to repurchase common stock and make other payments as defined in the Credit Agreement subject to a minimum of $150 million of liquidity (see Note 7) and (iii) allow the Company, subject to certain restrictions, to borrow an additional $300 million. The Company is in compliance with all covenants in the Credit Agreement. As a result of the Amendment, the Company adjusted the amounts included in current and long-term liabilities to reflect the scheduled repayments of principal according to the New Term Loan. At December 31, 2000, prior to the Amendment and based on financial projections at that time for 2001 and 2002, the Company expected to repay the New Term Loan in full by June 30, 2002. Accordingly, a portion of the debt had been classified as current at December 31, 2000 based on these estimates.

     The commitment under the Revolver shall be reduced to $50 million plus the then outstanding amount if a settlement of certain securities litigation occurs (see Note 18), and $50 million on January 1, 2005, with the expiration of all commitments under the Revolver on December 31, 2005.

     Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. On February 13, 2002, the interest rate on the New Term Loan was reset (see Note 21). Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver.

     The Senior Credit Facilities grant a first priority lien to the Lenders on all property of the Company and material non-regulated subsidiaries, and all capital stock of its material subsidiaries and provide that the Company maintain certain financial ratios and prohibits certain restricted payments, as defined.

     The costs incurred in connection with the issuance of the New Term Loan and Revolver, aggregating approximately $4.3 million and $1.9 million, respectively, have been capitalized and are being amortized over a period of 60 months.

     During the second half of 2000, the Company repurchased or tendered all of its $200 million 11% Senior Notes due 2005 (the “Senior Notes”) and paid $22.4 million in premiums. The purchase price for each $1,000 principal amount of the remaining Senior Notes validly tendered and accepted was determined based on a fixed spread of 0.5% over the yield to maturity of the 7.5% U.S. Treasury Note due May 15, 2002. All of the outstanding Senior Notes were tendered with consent. The total purchase price, including tender and consent premiums, was approximately $215.9 million, or $1,115.50 per $1,000 principal amount.

     During 2000, the Company redeemed $150 million outstanding under the Term Loan Agreement, dated as of May 13, 1998, (the “Term Loan”), due 2003, prior to maturity. Proceeds from dividend and surplus note repayments received from the Company’s HMO subsidiaries were used to redeem the Term Loan. The Term Loan bore interest at a rate equal to the administrative agent’s reserve adjusted LIBOR rate plus 4.25%. As of December 31, 1999, the interest rate on the Term Loan was 10.7125%. Interest was payable semi-annually on May 15 and November 15.

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

     The Company made cash payments for interest expense on indebtedness and delayed claims of approximately $16.1 million, $35.5 million and $53 million in 2001, 2000 and 1999, respectively.

(7) Share Repurchase Program

     In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of December 31, 2001, the Company had repurchased 12,961,000 shares of its common stock at a total cost of approximately $366.5 million. The Company had remaining share repurchase authority of approximately $133.5 million at December 31, 2001.

(8) Redeemable Preferred Stock

     Activity for redeemable preferred stock is as follows:

(In thousands)	2000	1999

Beginning balance	$344,316	$298,816
Accrued in-kind dividends	4,565	30,486
Accrued cash dividends	13,792	—
Cash dividends paid	(13,792)	—
Redemption of principal in cash	(208,592)	—
Redemption of principal to exercise warrants	(195,008)	—
Write-off preferred stock discount and costs	40,373	—
Amortization of discount	12,619	12,650
Amortization of issuance expenses	1,727	2,364

Ending balance	$—	$344,316

     In February 2000, the Company commenced a capital restructuring with the repurchase of approximately $130 million of Series E Cumulative Preferred Stock, par value $.01 per share (the “Series E Preferred Stock”) and Series D Cumulative Preferred Stock, par value $.01 per share (the “Series D Preferred Stock”, together with the Series E Preferred Stock, the “Preferred Stock”) and in December 2000, the Company consummated an exchange and repurchase agreement pursuant to which, among other things, (i) the Company paid $220 million to TPG Partners II, L.P. (formerly TPG Oxford LLC) and certain of its affiliates and designees (“TPG Investors”) to repurchase certain of the shares of Preferred Stock and certain of the warrants and (ii) TPG Investors exchanged their remaining shares of Preferred Stock and remaining warrants for 10,986,455 newly issued shares of common stock (the “Recapitalization”). Accordingly, as of the end of 2000, the Company had no warrants or Preferred Stock outstanding.

     As a result of the Recapitalization in the fourth quarter of 2000, and the repurchase of the Preferred Stock in the first quarter of 2000, the Company recorded a charge against earnings available to common shareholders of approximately $41.1 million of unamortized preferred stock original issue discount, issuance expenses and transaction costs during 2000.

(9) Stock Option Plans

     The Company grants fixed stock options under its 1991 Stock Option Plan, as amended (the “Employee Plan”), to certain key employees and consultants, under its 1997 Independent Contractor Stock Option Plan (the “Independent Contractor Plan”) to certain independent contractors who materially contribute to the long-term success of the Company and under its Nonemployee Directors’ Stock Option Plan, as amended (the “Nonemployee Plan”), to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant. The Nonemployee Plan terminated in 2001, except as to options outstanding.

     The Employee Plan provides for granting of nonqualified stock options and incentive stock options which vest as determined by the Company and expire over varying terms, but not more than seven years from date of grant. The Employee Plan is administered by a compensation committee currently comprised of four members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are initially granted at fair market value on date of grant. The Company’s previous nonqualified employee stock option plan terminated in 1991, except as to options outstanding.

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

     The Nonemployee Plan provided for granting of nonqualified stock options to eligible nonemployee directors of the Company. The plan provided that each year on the first Friday following the Company’s annual meeting of stockholders, each individual elected, re-elected or continuing as a nonemployee director would automatically receive a nonqualified stock option for 5,000 shares of common stock with an exercise price at the fair market value on that date. The plan further provided that one-fourth of the options granted under the plan vested on each of the date of grant and the Friday prior to the second, third and fourth annual meeting of stockholders following the date of such grant.

     On February 7, 2002, the Company’s Board of Directors approved two new equity compensation plans (see Note 21).

     Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

		Weighted-Average
	Shares	Exercise Prices

Outstanding at January 1, 1999	15,300,731	$15.40
Granted	3,634,141	16.74
Exercised	(1,470,585)	12.35
Cancelled	(2,201,930)	22.51

Outstanding at December 31, 1999	15,262,357	15.04
Granted	3,512,223	13.75
Exercised	(5,321,694)	12.11
Cancelled	(3,058,887)	15.22

Outstanding at December 31, 2000	10,393,999	16.03
Granted	6,835,575	31.00
Exercised	(2,051,109)	14.40
Cancelled	(1,716,678)	27.06

Outstanding at December 31, 2001	13,461,787	22.47

Exercisable at December 31, 2001	4,832,505	$15.65

     As of December 31, 2001, there were 14,795,551 shares of common stock reserved for issuance under the plans, including 1,333,764 shares reserved for future grant.

     Under the terms of an employment agreement, Norman C. Payson, M.D., the Chief Executive Officer of the Company, was granted on February 23, 1998 a nonqualified stock option (the “Option”) to purchase 2,000,000 shares of common stock at an exercise price of $15.52 per share and, in August 1998, a nonqualified stock option (the “Additional Option”) was granted to purchase an additional 1,000,000 shares of Company common stock under the 1991 Stock Option Plan. The Option generally provides that 800,000 shares will vest on February 23, 1999, and that the remaining 1,200,000 shares will vest ratably on a monthly basis over the 36 month period ending February 23, 2002, provided in each case that Dr. Payson is employed by the Company on the applicable vesting date. The Option also provides for acceleration of vesting and extended exercisability periods in certain circumstances, including certain terminations of employment and a change in control (as defined in the Employee Plan) of the Company. The difference between the exercise price and the fair market value of the shares subject to the Option on the date of issuance has been accounted for as unearned compensation and is being amortized to expense over the period restrictions lapse. Unearned compensation charged to operations in 2001, 2000 and 1999 was approximately $1.9 million, $1.9 million and $2.2 million, respectively. The Additional Option has an exercise price equal to $6.0625, vests ratably over the four years from February 23, 1998, and is otherwise subject to the terms and conditions of the Employee Plan. The Additional Option also provides for accelerated vesting following a change in control (as defined in the Employee Plan).

     In the fourth quarter of 1999, terms of the option agreements between the Company and two former executives were amended to allow for an extension of the exercise period. As a result, the Company recorded additional compensation expense of $4.2 million ($2.5 million net of deferred tax benefits) during 1999.

     Information about fixed stock options outstanding at December 31, 2001, is summarized as follows:

					Weighted —
				Weighted —	Average
Range of			Number	Average	Remaining
Exercise Prices			Outstanding	Exercise Price	Contractual Life

$5.01	–	$10.00	1,501,343	$6.29	1.64 Years
10.01	–	15.00	1,609,923	13.50	5.14 Years
15.01	–	20.00	3,618,146	16.56	4.92 Years
20.01	–	25.00	135,750	22.42	6.45 Years
25.01	–	50.00	6,496,625	30.95	6.43 Years
50.01	–	74.00	100,000	72.54	1.09 Years

5.01	–	74.00	13,461,787	22.47	5.30 Years

     Information about fixed stock options exercisable at December 31, 2001, is summarized as follows:

				Weighted —
Range of			Number	Average
Exercise Prices			Exercisable	Exercise Price

$5.01	–	$10.00	983,986	$6.37
10.01	–	15.00	996,954	13.43
15.01	–	20.00	2,543,228	16.06
20.01	–	25.00	53,750	21.56
25.01	–	50.00	154,587	43.54
50.01	–	74.00	100,000	72.54

5.01	–	74.00	4,832,505	15.65

     The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans other than for modifications of option terms that result in new measurement dates. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for grants under these plans consistent with the methodology of SFAS 123, the Company’s net earnings and earnings per share for the years ended December 31, 2001, 2000 and 1999, would have been reduced to the pro forma amounts indicated below:

(In thousands, except per share amounts)		2001	2000	1999

Net earnings for common shares	As reported	$322,421	$191,303	$274,440
	Pro forma	$296,529	$164,495	$244,422
Basic earnings per share	As reported	$3.35	$2.26	$3.38
	Pro forma	$3.08	$1.94	$3.01
Diluted earnings per share	As reported	$3.21	$2.02	$3.26
	Pro forma	$2.95	$1.74	$2.90

     The per share weighted-average fair value of stock options granted was $15.25, $6.91 and $8.21 during 2001, 2000 and 1999, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for any year; expected volatility of 70.71%, 75.87% and 73.67%, risk-free interest rates of 3.70%, 6.37% and 5.66% in 2001, 2000 and 1999, respectively, and expected lives of four years.

(10) Leases

     Oxford leases office space and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2001, 2000, and 1999 was approximately $10.9 million, $12.5 million and $14.8 million, respectively. The Company’s lease terms range from one to five years with certain options to renew. Certain lease agreements provide for escalation of payments based on fluctuations in certain published cost-of-living indices. See Note 11 for information related to the Company’s obligation for certain information technology equipment under its outsourcing agreement with Computer Sciences Corporation.

     Property held under capital leases is summarized as follows and is included in property and equipment:

(In thousands)	2001	2000

Computer equipment	$—	$35,471
Other equipment	—	671

Gross	—	36,142
Less accumulated amortization	—	(31,572)

Net capital lease assets	$—	$4,570

     Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2001 were as follows:

Operating
(In thousands)	Leases

2002	$10,800
2003	10,700
2004	7,700
2005	4,800
2006	2,800
Thereafter	8,300

Total minimum future rental payments	$45,100

     The above amounts for operating leases are net of estimated future minimum subrentals aggregating approximately $8.6 million.

(11) Outsourcing Agreement

     In December 2000, the Company entered into an agreement to outsource certain of its information technology operations, including data center, help desk services, desktop systems and network operations. The five-year agreement with Computer Sciences Corporation (“CSC”) provided for the transition of approximately 150 of the Company’s information system staff to CSC. Under the agreement, the Company sold certain computer-related equipment to CSC at its estimated fair market value and recognized a loss of approximately $5.2 million, which is included in investment and other income for the year ended December 31, 2000.

     CSC is expected to invoice the Company for base operating and capital costs under the agreement totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuate based on the Company’s actual usage and are billed by CSC at rates established in the agreement. Costs for equipment purchased by CSC that will be used for the Company’s operations will be capitalized as leased assets and amortized over periods ranging from three to five years based on estimated useful lives, providing that all such equipment is to be fully amortized by the end of the agreement. For the year ended December 31, 2001, the Company capitalized equipment purchases by CSC of approximately $27.2 million and expensed approximately $31.6 million for operating costs provided by CSC under the agreement. At December 31, 2001, approximately $13.6 million is included in accounts payable and accrued expense for equipment purchased by CSC.

     As part of the outsourcing agreement, the Company has committed to make payments related to capital equipment costs estimated as follows:

(in thousands)

2002	$5,900
2003	1,600
2004	4,000
2005	5,200

Total	$16,700

     The Company has the right to terminate the agreement at any time prior to its expiration, subject to early termination fees and penalties of approximately $15 million to $20 million through 2002, declining to approximately $8 million to $10 million in 2005.

(12) Pharmacy Benefit Manager Agreement

     In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries will provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. This agreement provides for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company will develop, de-identify and provide certain historic and current information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received a total of $87.4 million in the third and fourth quarters of 2001, and substantially all such amounts are included in unearned revenue at December 30, 2001, and will be amortized on a straight line basis to income over a period of 60 months beginning January 1, 2002.

     In connection with its new pharmacy benefits agreement, the Company provided for anticipated costs related to its prior pharmacy benefits arrangements. Estimates of any costs unpaid related to the prior agreements are included in medical costs payable as of December 30, 2001.

(13) Acquisitions

     In May 2001, the Company acquired all of the outstanding stock of Investors Guaranty Life Insurance Company (“IGL”) for a purchase price of approximately $11.8 million, net of cash acquired and subject to adjustment for certain items. IGL is a California insurance company licensed to issue individual and group annuity, life and health insurance policies in most states. All pre-existing business is currently reinsured. The acquisition will assist the Company in expanding offerings of its various health plans to New York and New Jersey based employers with employees outside the tri-state area. The acquisition has been accounted for as a purchase business combination. The allocation of the purchase price, exclusive of cash received, is summarized below:

(in thousands)

Short-term investments	$2,203
Prepaid expenses and other current assets	373
Restricted investments	5,946
Other non-current assets	3,442
Accounts payable and accrued expenses	(196)

Purchase price, net of cash acquired	$11,768

     The amount allocated to other noncurrent assets represents value assigned to business licenses in various states and is being amortized on a straight-line basis utilizing a 5-year life.

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

     The Company has invested $11 million (approximately $7.7 million in 2001 and $1 million in 2002) in MedUnite Inc. (“MedUnite”), an independent, development stage company initially conceived and financed by a number of the nation’s largest health care payors to provide claims submission and payment, referral, eligibility and other Internet provider connectivity services. MedUnite has experienced losses and negative cash flows since inception and is expected to incur additional losses for the foreseeable future as management invests in the execution of its business plan. MedUnite will seek additional funding in 2002 to support its business plan through private equity financings. The Company may make additional investments in MedUnite in the future. The Company has not adjusted the carrying value of its investment in MedUnite, as Company management believes that ultimately MedUnite’s products and services will prove successful and its investment will be recoverable. However, there can be no assurance that MedUnite will achieve profitability or positive cash flow, and therefore, whether the Company’s investment will be successful. The Company intends to periodically monitor MedUnite’s financial results in the future and reevaluate the carrying value of its MedUnite investment, which is included in other noncurrent assets at December 31, 2001 and 2000.

     In December 2001, the Company signed a definitive agreement to acquire MedSpan, Inc. (“MedSpan”), a provider-sponsored managed healthcare organization, for cash of approximately $19 million. MedSpan’s network services approximately 52,000 commercial members and 22,000 self-funded members in Connecticut and had total commercial HMO revenues of approximately $128.1 million in 2001. The transaction, which is subject to customary conditions including regulatory approvals, is expected to close by the end of the first quarter of 2002. The acquisition of MedSpan is not expected to have a material effect on the Company’s financial condition or results of operations in 2002.

(14) Restructuring Charges

     During the third quarter of 1999, the Company recorded pretax restructuring charges totaling $19.9 million ($11.3 million after income tax benefits, or $0.13 per diluted share) in connection with additional steps taken under the Company’s plan to improve operations and restore the Company’s profitability. These charges included estimated costs related to work force reductions, additional consolidation of the Company’s office facilities inclusive of the net write-off of fixed assets, consisting primarily of leasehold improvements; write-off of certain computer equipment; and leases for equipment no longer used in operations.

     During the first half of 1998, the Company recorded restructuring charges totaling $123.5 million ($114.8 million after income tax benefits, or $1.43 per share). These charges resulted from the Company’s actions to better align its organization and cost structure. These charges included estimated costs related to the disposition or closure of noncore businesses; the write-down of certain property and equipment; severance and related costs; and operations consolidation, including long-term lease commitments. The ending reserves for these charges have been generally classified in the Company’s balance sheet as accounts payable and accrued expenses.

     The table below presents the activity for the three years ended December 31, 2001.

	Provisions for loss		Costs of
	on noncore	Severance and	consolidating
	businesses	related costs	operations	Total

Balance at December 31, 1998	$13,805	$9,354	$17,685	$40,844
Cash received (used)	4,343	(10,380)	(14,272)	(20,309)
Noncash activity	(14,493)	—	—	(14,493)
Restructuring charges	—	8,750	3,003	11,753
Changes in estimate	(1,590)	—	1,590	—

Balance at December 31, 1999	2,065	7,724	8,006	17,795
Cash used	(219)	(2,133)	(3,667)	(6,019)
Noncash activity	(17)	—	—	(17)

Balance at December 31, 2000	1,829	5,591	4,339	11,759
Cash used	(1)	(5,591)	(3,487)	(9,079)
Noncash activity	—	—	12	12
Changes in estimate	(1,530)	—	1,530	—

Balance at December 31, 2001	$298	$—	$2,394	$2,692

     The Company believes that the remaining restructuring reserves as of December 31, 2001 are adequate and that no revisions of estimates are necessary at this time.

(15) Defined Contribution Plan

     The Company has a qualified defined contribution 401(K) savings plan (the “Savings Plan”) that covers all employees with six months of service and at least a part-time employment status as defined. Employees may contribute up to a maximum of 30% of compensation, as defined, up to a maximum annual contribution of $10,500 in 2001. Employee participants are not permitted to invest their contributions in the Company’s common stock. The Savings Plan also provides that the Company make matching contributions, currently 4% up to certain limits, of the salary contributions made by the participants. Of this matching contribution, 1% is in Company stock and 3% may be directed by the participant into several investment choices, including Company stock. The Company’s contributions to the Savings Plan were approximately $1.4 million, $1.7 million and $2.1 million in 2001, 2000 and 1999, respectively.

(16) Regulatory and Contractual Capital Requirements

     Certain restricted investments at December 31, 2001 and 2000 are held on deposit with various financial institutions to comply with federal and state regulatory capital requirements. As of December 31, 2001, approximately $58.8 million was so restricted and is shown as restricted investments in the accompanying consolidated balance sheet. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. These statutory surplus requirements amounted to approximately $191 million and $176 million at December 31, 2001 and 2000, respectively.

     In addition to the foregoing requirements, the Company’s HMO and insurance subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to Oxford. Such restrictions limit the use of any cash generated by the operations of these entities to pay obligations of Oxford and limit the Company’s ability to declare and pay dividends.

     During 2001 and 2000, the Company’s HMO subsidiaries paid dividends to the parent company of approximately $328.4 million and $317.6 million, respectively, and the Company made cash contributions to its HMO and insurance subsidiaries of approximately $6 million and $4.5 million during 2000 and 1999, respectively. The capital contributions were made to ensure that each subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets. In addition, New York State regulatory authorities authorized the repayment in 2000 of a $38 million surplus note plus $6 million in accrued interest by Oxford NY to the parent company.

     In January 2002, the Company received approval from the New York State Insurance Department and the Department of Health to pay an $80 million dividend from its New York health plan to the parent company.

     The states of New York, New Jersey, Connecticut and California have all enacted legislation adopting the NAIC Accounting Practices and Procedures Manual, which is composed of statutory accounting guidelines referred to as Statements of Statutory Accounting Principles (“SSAP”), which were effective January 1, 2001. The SSAP established a comprehensive basis of accounting to be used by insurance departments and insurers. The new guidelines did not have a material impact on the results of operations, financial condition or statutory net worth of the Company’s insurance subsidiaries.

(17) Concentrations of Credit Risk

     Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company’s customer base. As of December 31, 2001 and 2000, the Company had no significant concentrations of credit risk. Financial instruments that potentially subject the Company to concentrations of such credit risk consist primarily of obligations of the United States government, certain state governmental entities and high-grade corporate bonds and notes and mortgage and asset backed securities. These investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria. The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with more than 80% of its premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company’s revenue under its contracts with CMS represented approximately 15.3% of its premium revenue earned during 2001.

(18) Contingencies

     Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut and the Connecticut Superior Court. The purported securities class actions and the purported federal derivative actions were consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. On February 14, 2002, Judge Brieant approved a settlement of the purported derivative action (see Note 21). The State Board of Administration of Florida has filed an individual action against the Company and certain of its officers and directors, which is also now pending in the United States District Court for the Southern District of New York, asserting claims arising from the October 27 decline in the price per share of the Company’s common stock. Although the outcome of these actions cannot be predicted at this time, the Company believes that the defendants have substantial defenses to the claims asserted in the complaints and intends to defend the actions vigorously. In addition, the Company is currently being investigated and is undergoing examinations by various state and federal agencies, including the Securities and Exchange Commission, various state insurance departments, and the New York State Attorney General. The outcome of these investigations and examinations cannot be predicted at this time.

     The Company and certain of its former and present Directors and Officers are currently defendants in certain securities class actions. In the fourth quarter of 1999, the Company purchased new insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class action pending against the Company and certain of its directors and officers and the pending stockholder derivative actions. Subject to the terms of the policies, the insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention of between $155 million and $165 million (the “Retention”), provided that the aggregate amount of insurance under these new policies is limited to $200 million over the Retention. A charge of $24 million for premiums and other costs associated with the new insurance coverage was included in the Company’s results of operations for 1999. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the new policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the new policies. The Company has fully reserved for anticipated legal expenses for this matter. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries that may not be recoverable from Reliance.

     On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on

\

December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, the Company filed a motion to dismiss the Patel action in its entirety. That motion has been fully briefed, and oral arguments were held on October 29, 2001. On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002.

     On February 14, 2001, the Connecticut State Medical Society (“CSMS”), and four individual physicians, filed two separate but nearly identical lawsuits against Oxford CT in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with the Company during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act and negligent misrepresentation based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorneys fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys fees and costs. By Memorandum dated November 30, 2001, the Court granted the Company’s motion to dismiss the purported provider class action (the McIntosh action) in its entirety. With respect to the CSMS action, by Memorandum dated December 13, 2001, the Court ruled that CSMS lacked standing to assert any claims on behalf of its member physicians, but had sufficiently alleged injury to pursue claims in its own right.

     On August 15, 2001, the Medical Society of the State of New York (“MSSNY”) and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory damages, as well as attorneys’ fees and costs. The Company’s time to respond to both lawsuits has been extended by agreement between counsel.

     Although the outcome of these ERISA actions and the CSMS, MSSNY and physician actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

     The Company has recently been sued in a New Jersey state court in a purported class action on behalf of all the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey insurance regulations and state law, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the complaint to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, and briefing is ongoing on this issue. The Company believes it has substantial defenses under federal and state law to this case, and intends to defend the action vigorously.

     On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and a Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005 (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability for the Termination Payments plus estimated defense costs. ESI has subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and that it intends to commence an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in the event that ESI pursues arbitration in this matter.

     The Company is also subject to examinations from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries in the states where it conducts business. The outcome of any such examinations, if commenced, cannot be predicted at this time.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. The Company believes any ultimate liability associated with these other legal actions would not have a material adverse effect on the Company’s consolidated financial position.

(19) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash and cash equivalents: The carrying amount approximates fair value based on the short-term maturities of these instruments.

     Investments: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

     Long-term debt: The carrying amount of long-term debt, including the current portion, approximates fair value as the interest rates of outstanding debt are similar to like borrowing arrangements at December 31, 2001.

(20) Government Programs

     As a contractor for Medicare programs, the Company is subject to regulations covering operating procedures. During 2001, 2000 and 1999, the Company earned premiums of $659.3 million, $677.5 million and $738 million, respectively, associated with Medicare. In addition, in 1999, before ceasing participation in the program effective February 1, 1999, the Company earned premium’s of approximately $12 million associated with Medicaid.

     The Company has agreements with several providers to share a portion of the risk of providing health care and administrative services to approximately 21,000 members in its Medicare programs. However, the Company remains liable to pay the cost of covered services provided to its Medicare members.

     The laws and regulations governing risk contractors are complex and subject to interpretation. CMS monitors the Company’s operations to ensure compliance with the applicable laws and regulations. There can be no assurance that administrative or systems issues or the Company’s current or future provider arrangements will not result in adverse actions by CMS.

(21) Subsequent Events

     On February 7, 2002, the Company’s Board of Directors approved two new equity compensation plans, both of which are subject to shareholder approval. The first is similar to the Employee Plan, however, it authorizes awards of stock options, restricted stock, performance shares and other equity-based compensation. The second plan is similar to the recently-terminated Nonemployee Plan for Directors of the Company.

     On February 13, 2002, the interest rate on the New Term Loan was reset. Currently, interest is being calculated based on a $76 million tranche at a rate of approximately 5.50% through August 13, 2002, a $6.6 million tranche at a rate of approximately 5.34% through March 13, 2002, and a $70.6 million tranche at a rate of 5.92% through April 16, 2002.

     On February 14, 2002, Judge Brieant approved a settlement of the purported derivative action whereby, among other things and subject to the Company’s and the plaintiffs’ ability to collect from an insurance carrier currently in liquidation or from alternate insurance, the Company’s directors and officers insurance carriers will pay $13.7 million to the Company with not more than $3.7 million of that amount for legal fees and expenses of the plaintiffs’ attorneys.

(22) Quarterly Information (Unaudited)

     Tabulated below are certain data for each quarter of 2001 and 2000.

	Quarter Ended

(In thousands, except membership and per share amounts)	March 31	June 30	Sept. 30	Dec. 31

Year ended December 31, 2001:
Net operating revenues	$1,058,364	$1,080,645	$1,088,403	$1,098,770
Operating expenses	957,695	996,465	962,115	974,199
Net income	$67,572	$74,799	$85,717	$94,333
Per common and common equivalent share:
Basic	$0.69	$0.76	$0.88	$1.04
Diluted	$0.65	$0.73	$0.85	$1.00
Membership at quarter-end	1,504,100	1,512,000	1,507,900	1,510,100
Year ended December 31, 2000:
Net operating revenues	$1,004,395	$994,772	$1,016,836	$1,022,784
Operating expenses	939,134	921,165	878,483	854,184
Net income before extraordinary items	41,635	48,143	88,234	107,407
Net income	41,635	44,519	88,234	90,706
Net income for common shares	28,800	37,003	80,596	44,904
Per common and common equivalent share before extraordinary items:
Basic	$0.35	$0.48	$0.94	$0.70
Diluted	$0.35	$0.45	$0.81	$0.59
Per common and common equivalent share:
Basic	$0.35	$0.44	$0.94	$0.51
Diluted	$0.34	$0.41	$0.81	$0.43
Membership at quarter-end	1,520,000	1,491,600	1,485,900	1,491,400

     Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general and administrative expenses.

     As discussed in Note 4, the second and fourth quarters of 2001 include the reversal of deferred tax valuation allowances of $11 million ($0.11 per diluted share) and $10 million ($0.11 per diluted share), respectively.

     The fourth quarter of 2001 includes $6.6 million ($0.04 per diluted share) in additional recoveries from the New York Stabilization Pools related to prior years. The third quarter of 2001 includes a charge of $10 million

($0.06 per diluted share) for legal expenses related to the securities class actions. The first quarter of 2001 includes favorable development of prior period medical cost estimates of $8 million ($0.05 per diluted share).

     The fourth quarter of 2000 includes $16.7 million of extraordinary charges ($0.16 per diluted share), net of income tax benefits of $11.3 million, in connection with the redemption of the remaining Senior Notes (see Note 6), a charge of $38.5 million after-tax ($0.37 per diluted share) relating to the exchange and repurchase of the remaining preferred shares (see Note 8), New York Stabilization Pool recoveries from 1997 and 1998 of approximately $25.1 million ($0.14 per diluted share) and approximately $30.3 million ($0.17 per diluted share) of favorable development of prior period medical costs. The third quarter of 2000 includes favorable development of prior period medical costs of approximately $30.7 million ($0.18 per diluted share). The second quarter of 2000 includes approximately $15.4 million ($0.10 per diluted share) of favorable development of prior period medical cost estimates and $3.6 million of extraordinary charges after-tax ($0.04 per diluted share), in connection with the redemption of the Term Loan (see Note 6). The first quarter of 2000 includes a charge of $2.6 million ($0.03 per diluted share) relating to the Company’s repurchase of preferred stock and favorable development of prior period medical cost estimates of approximately $8 million ($0.05 per diluted share).

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
December 31, 2001 and 2000
(In thousands)

Current assets:	2001	2000

Cash and cash equivalents	$122,599	$87,902
Investments — available-for-sale	58,714	3,079
Receivables, net	6,925	5,869
Deferred income taxes	57,342	18,151
Other current assets	3,441	4,461

Total current assets	249,021	119,462
Property and equipment, net	35,080	19,772
Investments in and advances to subsidiaries, net	456,376	480,929
Deferred income taxes	8,348	71,860
Other assets	15,271	9,941

Total assets	$764,096	$701,964

Current liabilities:
Accounts payable, accrued expenses and medical claims payable	$63,305	$62,042
Current portion of long-term debt	26,250	147,000
Unearned revenue	84,745	—
Current portion of capital lease obligations	—	5,700

Total current liabilities	174,300	214,742

Long-term debt	126,876	28,000
Shareholders’ equity:
Common stock	1,004	983
Additional paid-in capital	605,661	561,857
Retained earnings (accumulated deficit)	215,165	(107,256)
Accumulated other comprehensive earnings	7,587	3,638
Treasury stock	(366,497)	—

Total shareholders’ equity	462,920	459,222

Total liabilities and shareholders’ equity	$764,096	$701,964

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Income
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Revenues-management fees and investment and other income, net	$368,615	$396,549	$566,209

Expenses:
Health care services	(1,488)	(12,674)	2,939
Marketing, general and administrative	364,987	373,884	488,666
Interest and other financing charges	15,602	24,311	40,407
Restructuring charges	—	—	19,963

Total expenses	379,101	385,521	551,975

Operating earnings (loss)	(10,486)	11,028	14,234
Equity in net earnings of subsidiaries	287,874	281,530	308,683

Earnings before income taxes and extraordinary item	277,388	292,558	322,917
Income tax expense (benefit) (1)	(45,033)	7,139	2,977

Net earnings before extraordinary item	322,421	285,419	319,940
Extraordinary item, net of income tax benefits	—	(20,325)	—

Net earnings	322,421	265,094	319,940
Less preferred dividends and amortization	—	(73,791)	(45,500)

Net earnings attributable to common shares	$322,421	$191,303	$274,440

(1)	Income tax expense (benefit) includes the tax on a separate company basis plus the net effects of the tax sharing agreements with its subsidiaries. In addition, 2001 includes the effect of the reversal of $21 million of deferred tax valuation reserves.

During 2001 and 2000, the Registrant received cash dividends from its consolidated subsidiaries aggregating $328.4 million and $317.6 million, respectively.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Schedule I — Condensed Financial Information of Registrant (continued)
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	2001	2000	1999

Net cash provided by operating activities	$492,450	$318,030	$50,840

Cash flows from investing activities:
Capital expenditures	(21,386)	(12,774)	(8,987)
Sale or maturity of available-for-sale securities	39,061	10,400	2,600
Purchase of available-for-sale investments	(95,260)	(11)	(11,587)
Proceeds on the sale of assets	—	2,734	—
Acquisitions and other investments	(7,667)	—	—
Other, net	4,836	10,884	299

Net cash provided (used) by investing activities	(80,416)	11,233	(17,675)

Cash flow from financing activities:
Proceeds from exercise of stock options	29,494	64,590	18,186
Redemption of preferred stock, net of issuance expenses	—	(208,592)	—
Redemption of warrants	—	(142,122)	—
Proceeds of notes and loans payable	—	175,000	—
Redemption of notes and loans payable	(21,874)	(376,050)	—
Cash dividends paid on preferred stock	—	(13,792)	—
Debt issuance expenses	—	(6,207)	—
Proceeds of surplus note	—	38,000	—
Investments in and advances to subsidiaries, net	(12,760)	(6,000)	(13,699)
Payments under capital lease obligations	(5,700)	(12,554)	(16,534)
Purchase of treasury stock	(366,497)	—	—

Net cash used by financing activities	(377,337)	(487,727)	(12,047)

Net increase (decrease) in cash and cash equivalents	34,697	(158,464)	21,118
Cash and cash equivalents at beginning of year	87,902	246,366	225,248

Cash and cash equivalents at end of year	$122,599	$87,902	$246,366

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000 and 1999
(In thousands)

		Charged to		Balance at
	Balance at	Costs and	Deductions/	End of
	Beginning of Period	Expenses	Write-offs	Period

Year ended December 31, 2001
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$28,620	$—	$8,835	$19,785
Year ended December 31, 2000
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$40,853	$—	$12,233	$28,620
Year ended December 31, 1999
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$90,317	$—	$49,464	$40,853

EXHIBIT INDEX

Exhibit No.	Description of Document

3(a)	- Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, previously filed with and incorporated by reference to the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	— Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

4(a)	— Form of Stock Certificate, incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-1 (File No. 33-40539)

10(a)	— Employment Agreement, dated as of February 23, 1998, between the Registrant and Dr. Norman C. Payson, incorporated by reference to Exhibit 10(t) of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

10(b)	— Oxford Health Plans, Inc. Stock Option Agreement, dated February 23, 1998, by and between Dr. Norman C. Payson and the Registrant, previously filed with and incorporated by reference to Exhibit 10(u) of the Registrant’s Annual Report on Form 10-K/A for the period ended December 31, 1997 (File No. 0-19442)

10(c)	— Amendment Number 1 to Employment Agreement, dated as of December 9, 1998, by and between the Registrant and Norman C. Payson, M.D., previously filed with and incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0-19442)

10(d)	— Amendment, dated April 13, 1999, to Employment Agreement between Registrant and Norman C. Payson, previously filed with and incorporated by reference to the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 1999.

10(e)	— Employment Agreement, dated as of March 13, 2001, between the Registrant and Charles G. Berg, incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 33-40539)

10(f)	— Employment Agreement, dated as of April 1, 1998, between the Registrant and Alan Muney, M.D., M.H.A., incorporated by reference to Exhibit 10(d) of the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)

10(g)	— Letter Agreement, dated September 28, 1998, between the Registrant and Fred F. Nazem, incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

10(h)	— Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to Exhibit 10(b) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)

10(i)	— Letter Agreement, dated October 12, 1999, to Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-19442)

10(j)	— Employment Agreement, dated as of September 1, 2000, as amended, by and between the Registrant and Daniel N. Gregoire, incorporated by reference to Exhibit 10(p) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2001 (File No. 0-19442)

10(k)	— Oxford Health Plans, Inc. Stock Option Agreement, dated as of December 1, 2000, by and between the Registrant and Daniel N. Gregoire, incorporated by reference to Exhibit 10(q) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2001 (File No. 0-19442)

10(l)	— Letter Agreement, dated as of July 22, 1998, by and between the Registrant and Kurt B. Thompson, incorporated by reference to the Exhibit 10(y) of the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-19442)

10(m)	— Employment Agreement, dated March 15, 2000, by and between the Registrant and Kurt B. Thompson, incorporated by reference to Exhibit 10(z) of the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-19442)

10(n)	— 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(t) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-19442)

EXHIBIT INDEX

Exhibit No.	Description of Document

10(o)	— 1997 Independent Contractor Stock option plan, incorporated by reference to the Registrant’s Form S-8 filed on September 16, 1997 (File No. 0-19442)

10(p)	— Oxford Health Plans, Inc. 401(k) Plan, as amended, incorporated by reference to Exhibit 10(v) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-19442)

10(q)	— Non-Employee Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 10(l)(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19442)

10(r)	— Oxford Health Plans, Inc. Special Salary Continuation Plan, previously filed with and incorporated by reference to Exhibit 10(c) of the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 0-19442)

10(s)	— Oxford Health Plans, Inc. 2001 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10(b) of the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(t)	— Credit Agreement, dated as of December 22, 2000, among the Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agent, and the other parties thereto, incorporated by reference to Exhibit 10.3 of the registration Statement on Form S-3, filed January 10, 2001 (File No. 0-19442)

10(u)	— First Amendment to Credit Agreement, dated as of July 6, 2001, by and among the Registrant, Oxford Benefit Management, Inc., the financial institutions listed therein as Lenders, Credit Suisse First Boston, Deutsche Banc Alex Brown, Inc. and Credit Lyonnais New York Branch, incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001 (File No. 0-19442)

21	— Subsidiaries of the Registrant*

23(a)	— Consent of Ernst & Young LLP*

*	Filed herewith.