Form 10-Q
period 2002-03-31
OXFORD HEALTH PLANS INC
filed 2002-05-10
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to___________________

Commission File Number:      0-19442

OXFORD HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1118515

(State or other jurisdiction of organization)	(IRS Employer incorporation or Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut	06611

(Address of principal executive offices)	(Zip Code)

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

Yes      No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on May 6, 2002, net of treasury shares acquired, was 87,975,316.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(In thousands, except share data)

Assets

	March 31,	December 31,
Current assets:	2002	2001

Cash and cash equivalents	$198,824	$345,530

Investments – available-for-sale, at market value	1,035,646	961,652

Premiums receivable, net	56,961	37,127

Other receivables	23,487	24,678

Prepaid expenses and other current assets	6,340	3,450

Deferred income taxes	82,764	83,416

Total current assets	1,404,022	1,455,853

Property and equipment, net	34,732	35,084

Deferred income taxes	14,348	8,348

Restricted cash and investments	58,879	58,813

Goodwill and other intangible assets	26,217	—

Other noncurrent assets	22,497	18,627

Total assets	$1,560,695	$1,576,725

Liabilities and Shareholders’ Equity

Current liabilities:

Medical costs payable	$631,089	$595,064

Current portion of long term debt	27,344	26,250

Trade accounts payable and accrued expenses	138,447	116,601

Unearned revenue	158,309	201,225

Income taxes payable	7,470	47,789

Total current liabilities	962,659	986,929

Long-term debt	120,104	126,876

Shareholders’ equity:

Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—

Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 104,232,369 shares in 2002 and 100,353,007 shares in 2001	1,042	1,004

Additional paid-in capital	686,365	605,661

Retained earnings	286,608	215,165

Accumulated other comprehensive income	68	7,587

Treasury stock, at cost	(496,151)	(366,497)

Total shareholders’ equity	477,932	462,920

Total liabilities and shareholders’ equity	$1,560,695	$1,576,725

         See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months Ended March 31, 2002 and 2001
(In thousands, except share data)

Revenues:	2002	2001

Premiums earned	$1,144,144	$1,055,288

Third-party administration, net	3,824	3,076

Investment and other income	21,164	20,113

Total revenues	1,169,132	1,078,477

Expenses:

Health care services	914,441	839,164

Marketing, general and administrative	130,188	118,531

Interest and other financing charges	3,208	6,059

Total expenses	1,047,837	963,754

Income before income taxes	121,295	114,723

Income tax expense	49,852	47,151

Net income	$71,443	$67,572

Earnings per common and common equivalent share:

Basic	$0.82	$0.69

Diluted	$0.78	$0.65

Weighted-average common shares outstanding-basic	87,431	98,354

Effect of dilutive securities:

Stock options	4,646	4,890

Weighted-average common shares outstanding-diluted	92,077	103,244

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2002 and 2001
(In thousands)

Cash flows from operating activities:	2002	2001

Net income	$71,443	$67,572

Adjustments to reconcile net earnings to net cash

provided by operating activities:

Depreciation and amortization	5,178	3,785

Noncash income	(3,800)	—

Deferred income taxes	5,901	46,590

Realized gain on sale of investments	(2,376)	(1,818)

Changes in assets and liabilities, net of balances acquired:

Premiums receivable	(16,163)	(1,295)

Other receivables	1,191	49,822

Prepaid expenses and other current assets	1,342	(372)

Medical costs payable	11,498	3,759

Trade accounts payable and accrued expenses	8,198	212

Unearned revenue	(41,619)	29,573

Income taxes payable	(9,599)	—

Other, net	(2,653)	(450)

Net cash provided by operating activities	28,541	197,378

Cash flows from investing activities:

Capital expenditures	(3,459)	(5,051)

Purchases of available-for-sale investments	(413,763)	(189,141)

Sales and maturities of available-for-sale investments	330,388	132,181

Acquisitions, net of cash acquired	(1,898)	—

Net cash used by investing activities	(88,732)	(62,011)

Cash flows from financing activities:

Proceeds from exercise of stock options	16,204	4,438

Redemption of notes payable	(6,563)	(5,469)

Payment of withholding tax on option exercises	(24,056)	—

Purchase of treasury shares	(72,100)	—

Payments under capital leases	—	(1,903)

Net cash used by financing activities	(86,515)	(2,934)

Net increase (decrease) in cash and cash equivalents	(146,706)	132,433

Cash and cash equivalents at beginning of period	345,530	198,632

Cash and cash equivalents at end of period	$198,824	$331,065

Supplemental cash flow information:

Cash payments for income taxes, net	$53,570	$52

Cash payments for interest	3,166	2,612

Supplemental schedule of noncash investing and financing activities:

Obligation under outsource agreement	—	10,044

Unrealized appreciation (depreciation) of investments	(12,767)	12,736

Tax benefit realized on exercise of stock options	30,720	2,408

Treasury shares received in lieu of option exercise cost	33,498	—

         See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to medical costs payable, litigation defense costs and settlements, bad debts and retroactivity, the carrying value of investments, and the valuation of the Company’s investment in MedUnite. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2001.

(2)	Acquisitions

         On March 1, 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization, for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company believes it will be able to expand its Connecticut provider network. It also believes it will be able to reduce combined administrative costs through economies of scale.

         At the date of acquisition, the fair market value of MedSpan’s assets acquired and liabilities assumed was approximately $57 million and $39 million, respectively. Included in assets acquired are deferred tax assets of approximately $6 million and acquired intangible assets and goodwill of approximately $26.2 million. As discussed above, the purchase price is subject to certain adjustments that will be finalized by the end of 2002. At that time, amounts specifically allocated to goodwill and other acquired intangible assets will be finalized, and will likely include refinements to the value assigned to MedSpan’s commercial insured membership and its hospital and physician provider network. The amortization of intangible assets with finite lives is not expected to be material.

         For the month of March 2002, the Company’s consolidated results included approximately $10.6 million of premium revenue and $9.2 million of health care services expense related to MedSpan operations. The impact on consolidated net income and earnings per share was negligible. This transaction is not expected to have a material effect on the Company’s financial condition or results of operations for the remainder of 2002.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The new pronouncement was effective January 1, 2002 for goodwill and other intangible assets acquired before June 30, 2001. Under SFAS No. 142, acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but would be subject to periodic assessment for impairment. In accordance with SFAS No. 142, the Company ceased amortizing the value assigned to the licenses with indefinite lives of one of its subsidiaries, the impact of which was not significant. The Company will perform a periodic assessment for impairment using the fair value tests required by SFAS No. 142 for goodwill and other intangible assets.

(3)	Debt

         In December 2000, the Company entered into a Credit Agreement (the “Credit Agreement”), that provides for a senior secured term loan (“New Term Loan”) and a revolving credit facility (“Revolver”, together with the New Term Loan, the “Senior Credit Facilities”), with several financial institutions (“Lenders”) that provides for maximum borrowings under the New Term Loan of $175 million and $75 million under the Revolver. The Company has not drawn on the Revolver, which commitment expires on December 31, 2005.

         The New Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. During the three months ended March 31, 2002, the Company repaid approximately $6.6 million of principal outstanding under the New Term Loan.

         Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate plus 0.5% and is payable quarterly. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. Through February 12, 2002, interest was calculated based on an $82.5 million tranche at a rate of approximately 7.1% and a $70.6 million tranche at a rate of approximately 7.27%. On February 13, 2002, the interest rates were reset. Currently, interest is calculated based on a $76 million tranche at 5.5% through August 13, 2002, and a 5.92% rate with respect to a $70.6 million tranche through April 16, 2002. On April 16, 2002, the Company’s debt ratings were upgraded, resulting in an automatic reduction in interest rates of 0.25%. In addition, on April 16, 2002, the rate with respect to $64 million was reset at 5.23% through July 16, 2002, and the rate with respect to $6.6 million was reset at 5.15% through June 17, 2002.

(4)	Comprehensive Income

         The changes in the value of available-for-sale securities included in other comprehensive income include unrealized holding gains (losses) on available-for-sale securities of $(10.4) million and $8.6 million for the three months ended March 31, 2002 and 2001, respectively, net of tax effects (benefits) of $4.3 million and $(6) million for the three months ended March 31, 2002 and 2001, respectively, and reclassification adjustments of $(2.4) million and $(1.1) million for the three months ended March 31, 2002 and 2001, respectively, net of tax effects of $1 million and $0.7 million for the three months ended March 31, 2002 and 2001, respectively.

(5)	Contingencies

         Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut and the Connecticut Superior Court. The purported securities class actions and the purported federal derivative actions were consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. On February 14, 2002, Judge Brieant approved a settlement of the purported derivative actions. On April 25, 2002, the Connecticut Superior Court derivative actions were withdrawn with prejudice as part of the settlement.

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

         On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in a federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the

Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, the Company filed a motion to dismiss the Patel action in its entirety. That motion has been fully briefed, and oral arguments were held on October 29, 2001. On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002.

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

         On August 15, 2001, the Medical Society of the State of New York (“MSSNY”) and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The complaint filed by the individual physicians seeks compensatory damages, as well as attorneys’ fees and costs. The Company has moved to compel arbitration or to dismiss both complaints.

         On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company and three other HMOs in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans and the other defendant HMOs. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Prompt Pay Act, and violation of the New Jersey Consumer Fraud Act based on, among other things, Oxford’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) refusal to recognize billing “modifiers” in cases where additional medical services are required to treat more complex medical conditions; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorneys’ fees and costs.

         Based on a press release issued by the New Jersey Medical Society (“MSNJ”), on May 8, 2002, the MSNJ appears to have filed separate lawsuits against the Company and four other HMOs in New Jersey state court, alleging that Oxford and the other defendants have engaged in deceptive practices and violations of public policy. While the Company has not been served with a copy of the complaint, it appears very similar to those previously filed against the Company and other HMOs by the New York and Connecticut state medical societies. According to the press release, the MSNJ complaint asserts various causes of action arising from, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients.

         Although the outcome of these ERISA actions and the provider actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

         The Company has recently been sued in a New Jersey state court in a purported class action on behalf of all of the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey insurance regulations and state law, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the complaint to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, which motions have been fully briefed and agreed. The Company believes it has substantial defenses under federal and state law to this case, and intends to defend the action vigorously.

         On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and a Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005 (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability for the Termination Payments plus estimated defense costs. ESI has subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in the event that ESI pursues arbitration in this matter.

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

(6)	Share Repurchase Program

         In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of March 31, 2002, the Company had repurchased 14,858,700 shares of its common stock in open market transactions at a total cost of approximately $438.6 million. The Company had remaining share repurchase authority of approximately $61.6 million at March 31, 2002.

(7)	Regulatory Matters

         During the three months ended March 31, 2002, dividends of $80 million were received by Oxford from its regulated subsidiaries. In addition, Oxford Health Insurance, Inc. paid a dividend of $87.3 million to its parent company, Oxford Health Plans (NY), Inc. (“OHP (NY)”), the Company’s New York HMO subsidiary. On April 30, 2002, Oxford received a dividend of $57 million from OHP (NY) and is awaiting regulatory approval for additional requested dividends from its New Jersey HMO subsidiary of approximately $9.9 million.

(8)	Outsourcing Agreement

         In April 2002, the Company agreed with Computer Sciences Corporation (“CSC”) to conclude its technology outsourcing arrangement, which covered data center operations, help desk services and network operations. The Company and CSC have agreed to cooperate in an orderly transition of services and functions to the Company, including employment of personnel, acquisition of equipment and assumption of third-party service contracts.

         The Company and CSC are currently discussing the financial issues associated with ending the outsourcing arrangement, including the repurchase or lease of assets held by CSC for use by the Company and the obligation, if any, of the Company to pay a termination fee. The Company may record a charge in connection therewith, but currently believes that this charge, if any, will not exceed $10 million. The Company does not believe that administrative expenses for services to be transitioned to the Company will differ materially from those under the previous CSC agreement.

         The Company entered into the five-year outsourcing agreement with CSC in December 2000. CSC was expected to invoice the Company for base operating and capital costs totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage. Costs for equipment purchased by CSC that are used for the Company’s operations have been capitalized as leased assets. As of March 31, 2002, the Company had capitalized equipment purchases, net of amortization, by CSC of approximately $20 million, and approximately $11.5 million is included in accounts payable and accrued expenses for this equipment. For the quarter ended March 31, 2002, the Company expensed approximately $8.2 million for operating costs provided by CSC under the agreement.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

         We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of March 31, 2002 and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
April 25, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of March 31,			Increase (Decrease)

Membership:	2002		2001	Amount	%

Freedom, Liberty and Other Plans	1,204,900		1,138,500	66,400	5.8%

HMOs	236,700		222,200	14,500	6.5%

Total Fully Insured Commercial	1,441,600	(1)	1,360,700	80,900	5.9%

Medicare	67,500		87,000	(19,500)	(22.4%)

Self-Funded membership	65,400	(2)	56,400	9,000	16.0%

Total membership	1,574,500		1,504,100	70,400	4.7%

(1)	Includes 49,700 members related to the acquisition of MedSpan.

(2)	Includes 22,400 members related to the acquisition of MedSpan.

The following table provides certain selected information for the three months ended March 31, 2002 and 2001:

	Three Months
	Ended March 31,

	2002	2001

Selected Information:

Medical loss ratio	79.9%	79.5%

Administrative loss ratio	11.3%	11.2%

Per member per month premium revenue	$259.02	$243.35

Per member per month medical expense	$207.02	$193.51

Fully insured member months (000s)	4,417.2	4,336.5

Results of Operations

         Overview

         The Company’s revenues consist primarily of commercial premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations (“HMOs”) and reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

         On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed healthcare organization, for cash of approximately $18.2 million, subject to adjustment for certain items. For the month of March 2002, MedSpan had total revenues of approximately $11.1 million. Net earnings were negligible during the period.

         Health care services expense comprises primarily payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The actual expense for claims attributable to any period may be more or less than the amount of IBNR reported. During the quarter ended March 31, 2002, inventories of unprocessed claims were reduced from December 2001 levels as the Company continued to gain efficiencies in claims processing operations by increasing the level of electronic claims submission and increasing the speed of processing. See “Cautionary Statement Regarding Forward-Looking Statements”.

         The three months ended March 31, 2002 compared with the three months ended March 31, 2001

         Total revenues for the quarter ended March 31, 2002 were $1.17 billion, up 8.4% from $1.08 billion during the same period in the prior year. Net income for the first quarter of 2002 totaled $71.4 million, or $0.78 per diluted share, compared with $67.6 million, or $0.65 per diluted share, for the first quarter of 2001.

         Membership in the Company’s fully insured commercial health care programs as of March 31, 2002, excluding the effect of MedSpan, increased by approximately 20,000 members from December 31, 2001 and by approximately 31,300 members from March 31, 2001. The Company believes that some of its growth is attributable to new product development aimed at providing lower priced benefit plan designs to the market. The acquisition of MedSpan increased fully insured commercial membership at March 31, 2002 by approximately 49,700 members.

         Membership in Medicare programs decreased by approximately 19,500 members compared with March 31, 2001 and by approximately 10,000 members since year-end 2001. The overall decline in Medicare membership is primarily due to the Company’s withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several markets, particularly the withdrawal from Essex, Middlesex, Morris and Union Counties in New Jersey and Nassau County, New York. Reimbursement rates for the Company’s 2002 Medicare business are expected to be approximately two percent higher than in 2001 on a demographic and county-specific basis due to minimum CMS mandated increases. The average per member reimbursement will likely be higher due to a change in the Company’s county-specific mix of business, among other things. The Company believes that future Medicare premiums may not keep up with health care cost increases. Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may experience a lower level of profitability and a decrease in its Medicare membership as it may reduce benefits and exit additional counties.

         Total commercial premiums earned for the three months ended March 31, 2002 increased 13.3% to approximately $1 billion compared with $883.5 million in the same period in the prior year. This increase is attributable to a 9.6% increase in weighted average commercial premium yield, including the effect of reductions in benefit coverage (“Benefit Buydowns”) and changes in product mix, a 2.3% increase in member months and the acquisition of MedSpan, which contributed commercial premium revenue of approximately $10.6 million. Commercial premium yields for the full year 2002 are expected to be approximately 10% higher in the Company’s core commercial business than in the full year 2001, including the effect of Benefit Buydowns and product mix.

         Premiums earned from Medicare programs decreased 16.7% to approximately $143.1 million in the first quarter of 2002 compared with $171.8 million in the first quarter of 2001, primarily due to the exit from Nassau County, New York and most of New Jersey effective January 1, 2002.

         Investment and other income increased 5.2% to $21.2 million for the three months ended March 31, 2002 compared with $20.1 million for the same period last year. The increase was primarily due to the recognition of previously unearned revenue from the Company’s new pharmacy benefit agreement. Partially offsetting this income was lower investment income, as higher invested balances were more than offset by lower investment yields. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio has declined to 4.8% compared with 6% in the prior year quarter.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 79.9% for the first quarter of 2002 compared with 79.5% for the first quarter of 2001. The slightly higher expense in the first quarter of 2002 reflects a 6.7% increase in average overall premium yield offset by a 7.1% increase in per member per month medical costs when compared to the prior year first quarter. The results of MedSpan did not have a significant impact on health care services expense or MLR for the current quarter. The Company believes it has made adequate provision for medical costs as of March 31, 2002. Changes to reserves could result as a consequence of regulatory examinations. Such changes would be included in the results of operations for the period in which the adjustments are made.

         Marketing, general and administrative expenses totaled $130.2 million in the first quarter of 2002 compared with $118.5 million in the first quarter of 2001. The increase is primarily attributable to a $2.5 million increase in payroll and benefits, $3.1 million of increased broker commissions and $1.1 million in premium taxes related to commercial enrollment gains and increased corporate insurance costs. These expenses as a percent of operating revenue were 11.3% during the first quarter of 2002 compared with 11.2% during the first quarter of 2001 and 11.3% for the full year 2001. The acquisition of MedSpan added $1.9 million in administrative expenses for the month of March 2002. Included in marketing, general and administrative expense for the three months ended March 31, 2001 are severance costs of approximately $4.5 million payable to former executives of the Company.

         Interest expense decreased $2.9 million to $3.2 million for the three months ended March 31, 2002 compared with $6.1 million in the comparable 2001 period. The Company incurred interest and other financing charges of $2.7 million in the first three months of 2002 related to its outstanding debt compared with $5 million in the first three months of 2001, and interest on late payment of claims of $0.5 million in 2002 compared with $1.1 million in the comparable 2001 period. The Company’s weighted average interest rate for the three months ended March 31, 2002 was 6.11% compared with 9.37% in the comparable prior year period.

         The Company had income tax expense of $49.9 million for the first quarter of 2002 compared with an income tax expense of $47.2 million for the first quarter of 2001, reflecting an effective tax rate of 41.1% for both periods. The Company’s periodic analysis to assess the realizability of the Company’s deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizability of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At March 31, 2002, the Company had deferred tax assets of approximately $97.1 million (net of valuation allowances of approximately $3.1 million), including $6 million attributable to the acquisition of MedSpan in the first quarter of 2002. The remaining valuation allowance relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at March 31, 2002.

Liquidity and Capital Resources

         Cash provided by operations during the first quarter of 2002 approximated $28.5 million compared with approximately $197.4 million in the first quarter of 2001. The change in cash flow between the two periods was the result of the receipt of Medicare premiums on April 1, 2002 (approximately $47 million), the impact of an extra collection day in December 2001 (approximately $30 million), and the payment of estimated income taxes during the current quarter (approximately $54 million). In addition, during the first quarter of 2001, the Company received distributions from the 1997 and 1998 New York Market Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000.

         Cash paid for capital expenditures for the first three months of 2002 totaled $3.5 million, including approximately $2.9 million paid under its computer system outsource agreement, principally for computer equipment and software. In March 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company believes it will be able to expand its Connecticut network. It also expects to reduce combined administrative costs through economies of scale.

         Cash used by financing activities totaled $86.5 million during the first quarter of 2002 compared with $2.9 million in the first quarter of 2001. During the first quarter of 2002, the Company repurchased 1.9 million shares of its common stock at a cost of $72.1 million, repaid approximately $6.6 million of its New Term Loan and paid approximately $24.1 million related to minimum tax withholdings on option exercises. Partially offsetting these amounts was proceeds received from option exercises of approximately $16.2 million. The Company anticipates the continuation of its share repurchase program, subject to market conditions, to the extent additional shares are issued as a result of employee stock option exercises. The Company has remaining share repurchase authority of approximately $61.6 million at March 31, 2002.

         As of March 31, 2002, cash and investments aggregating approximately $58.9 million have been segregated in the accompanying consolidated balance sheet as restricted investments to comply with state regulatory requirements. Parent company cash is used for, among other things, capital expenditures, acquisitions, debt repayment, stock repurchases, costs of litigation and other general corporate purposes. A significant portion of parent company cash is directly dependent upon operating profits generated by the Company’s regulated operating subsidiaries and the ability to receive dividends from those subsidiaries beyond amounts that would be payable without prior regulatory approval. There is no assurance that the Company will receive regulatory approval for these future dividend payments. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At March 31, 2002, the Company’s regulated subsidiaries, excluding MedSpan, had statutory net worth of approximately $435.4 million, or approximately $244 million in excess of current regulatory requirements. The Company primarily manages its subsidiary capital against 125% of Company Action Level (“CAL”) Risk Based Capital (“RBC”) rules, although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. In April 2002, the Company announced its plan to increase statutory capital levels in its health plan subsidiaries to approximately 200% of CAL RBC. Under CAL RBC, the Company had approximately $194.3 million of excess capital. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek dividends for capital in excess of 200% of CAL RBC standards from most of its subsidiaries. The Company currently estimates amounts to be received in 2002 to be approximately $180 million. However, there can be no assurance that the various state regulators will grant approval for the subsidiaries to pay such future dividends. With regards to MedSpan, the Company contributed $24 million in April of 2002, increasing capital in that subsidiary to approximately 165% of CAL RBC.

         The New Jersey State legislature has passed legislation that includes a $50 million assessment on HMOs in the state proportionate to market share to be collected over a three-year period. The Company believes its portion is approximately 10%. The Company paid $1.8 million in 2001 related to this assessment and may be required to pay a similar amount in 2002.

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

         The Company’s medical costs payable were $631.1 million as of March 31, 2002 compared with $595.1 million as of December 31, 2001. Excluding the impact of MedSpan, medical costs payable increased by approximately $11 million during the quarter. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, where material, have been disclosed and are recorded in the period they arise.

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

         The Company has risk-sharing agreements with two hospitals and a provider organization covering approximately 14,000 Medicare members. Premium revenues for the Medicare members covered under these agreements totaled approximately $29.1 million and $67.2 million for the three months ended March 31, 2002 and 2001, respectively. Prior to January 1, 2002, the Company had transferred the medical cost risk for its Medicare members in certain New York counties to North Shore Long Island Health System (“North Shore”). However, as of January 1, 2002, the Company exited the Medicare line of business in Long Island. Although North Shore is obligated under the contract to pay all claims for dates of service through December 31, 2001, the Company is ultimately responsible for any claims not paid by North Shore. The Company is continuing to explore other risk-sharing or risk-transfer opportunities relating to its remaining Medicare members with providers and other organizations.

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

         In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement covering data center operations, help desk services and network operations. The Company and CSC have agreed to cooperate in an orderly transition of services and functions to the Company, including employment of personnel, acquisition of equipment and assumption of third-party service contracts.

         The Company and CSC are currently discussing the financial issues associated with ending the outsourcing arrangement, including the repurchase or lease of assets held by CSC for use by the Company, and the obligation, if any, of the Company to pay a termination fee. The Company may record a charge in connection therewith, but currently believes that this charge, if any, will not exceed $10 million. The Company does not believe that administrative expenses for services to be transitioned to the Company will differ materially from those under the previous CSC agreement.

Market Risk Disclosures

         The Company’s consolidated balance sheet as of March 31, 2002 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a tight duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt and asset backed and mortgage backed securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors.

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

         In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of March 31, 2002 by approximately $45.4 million and $89.2 million, respectively (compared with $23.1 million and $45.6 million as of March 31, 2001, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of March 31, 2002 by approximately $45.2 million and $89 million, respectively (compared with $23.9 million and $49.1 million as of March 31, 2001, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

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

         General economic conditions

         Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to increase premiums. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, or decreased margins on continuing membership.

         Effects of terrorism

         There can be no assurance that the September 11, 2001 terrorist attack, the cases of anthrax infection or exposure, the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs.

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

         The effect of higher administrative costs

         Although the Company has reduced its administrative expenses over the last few years, no assurance can be given that the Company will be able to maintain such levels. The increased administrative costs of new laws or regulations, such as HIPAA or PBOR legislation, could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

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

         State and federal government authorities are continually considering changes to laws and regulations applicable to the Company. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering regulations relating to, among other things, mandatory benefits and products, parity of access to certain medical benefits such as mental health, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company and could have a material adverse effect upon the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. In 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and the House passed versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. The State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

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

         National Committee on Quality Assurance (“NCQA”) accreditation

         In September 2001, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, upgraded the Company’s status to excellent for Oxford’s New York HMO operations. Oxford Health Plans’ New Jersey and Connecticut HMO operations maintain a commendable status. NCQA completed its regular periodic review of the Company’s accreditation in March 2002 but has not yet issued its accreditation determination. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

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

         Matters affecting Medicare business

         Premiums for Oxford’s Medicare programs are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Given the current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may have to decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. For example, the Company withdrew from the Medicare market in Nassau County in New York and from all but one New Jersey county effective January 1, 2002. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to remain in Medicare programs. Oxford’s Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization.

         Service and management information systems

         The Company’s claims and service systems depend upon the smooth functioning of its computer systems. While these systems presently operate satisfactorily and are sufficient to operate the Company’s current business, the systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company’s business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the Company’s process of improving existing systems, developing new systems to support the Company’s operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

         Health care provider network

         The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with new legislation in New Jersey and proposed legislation in other states which provides or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs and market its products and service to its membership. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

         Pending litigation and other proceedings against the Company

         The Company is a defendant in a number of purported securities class action lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company is also involved in certain legal proceedings including without limitation those related to (i) a purported Connecticut class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) two Connecticut actions, brought by the Connecticut State Medical Society and a purported class action brought by four individual physicians, based on Connecticut Unfair Trade Practices Act claims, (iv) two New York actions, one brought by the Medical Society of the State of New York and a purported class action brought by three individual physicians, based on New York General Business Law claims, among other things, (v) a class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by Oxford alleged to have been collected in violation of New Jersey insurance laws, and (vi) two New Jersey actions, one brought by the Medical Society of New Jersey and a purported class action complaint in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of the Company’s health plans. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

         Concentration of business

         The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 76% of its Tri-State commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 12.5% of premiums earned during the three months ended March 31, 2002. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Market Risk Disclosures.”

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         As a result of the October 27, 1997 decline in the price per share of the Company’s common stock, the Company is the subject of numerous legal proceedings and investigations, including:

•	a securities class action in the United States District Court for the Southern District of New York alleging, among other things, that the Company, several current and former directors and officers of the Company and the Company’s former independent auditors failed to disclose material information regarding changes in the Company’s computer system and the Company’s membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable;

•	shareholder derivative actions in the United States District Court for the Southern District of New York and the Connecticut Superior Court alleging, among other things, that the Company’s directors and certain of its officers mismanaged the Company and wasted its assets in planning and implementing certain changes to the Company’s computer system;

•	an investigation by the New York State Attorney General “in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities”; and

•	an investigation by the Securities and Exchange Commission regarding a number of subjects, including disclosures made in the Company’s October 27, 1997 press release announcing a loss in the third quarter of 1997.

         Further, the Company has been sued (i) in a Connecticut class action grounded in ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, (iii) in two Connecticut actions led by the Connecticut State Medical Society and a purported class action brought by four individual physicians based on Connecticut Unfair Trade Practices Law claims, among other things; (iv) in two New York actions led by the Medical Society of the State of New York and a purported class action brought by three individual physicians based on New York General Business Law claims, among other things and (v) in a purported class action on behalf of all New Jersey members in connection with the subrogation provisions in the members’ certificates. The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2001.

         On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company and three other HMOs in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans and the other defendant HMOs. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the New Jersey Prompt Pay Act, and violation of the New Jersey Consumer Fraud Act based on, among other things, Oxford’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) refusal to recognize billing “modifiers” in cases where additional medical services are required to treat more complex medical conditions; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorneys’ fees and costs.

         Based on a press release issued by the New Jersey Medical Society (“MSNJ”), on May 8, 2002, the MSNJ appears to have filed separate lawsuits against the Company and four other HMOs in New Jersey state court, alleging that Oxford and the other defendants have engaged in deceptive practices and violations of public policy. While the Company has not been served with a copy of the complaint, it appears very similar to those previously filed against the Company and other HMOs by the New York and Connecticut state medical societies. According to the press release, the MSNJ complaint asserts various causes of action arising from, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients.

         Although the outcome of the Sutter and MSNJ actions cannot be predicated at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

         On February 14, 2002, Judge Charles L. Brieant approved the settlement of the shareholder derivative action pending in the United States District Court for the Southern District of New York described above. As part of that settlement, the Connecticut Superior Court shareholder derivative actions described above were withdrawn with prejudice on April 25, 2002. In addition, the Company has moved to compel arbitration or to dismiss both complaints in the two New York actions described above. There have been no other material developments in the legal proceedings involving the Company in the first quarter of 2002.

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

Item 2. Changes in Securities and Use of Proceeds

         See information contained in notes 3 and 4 of “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(a)	Amendment to Employment Agreement, dated as of March 1, 2002, by and between the Registrant and Norman C. Payson, M.D.

15	Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements

(b)	Reports on Form 8-K

In a report on Form 8-K dated February 5, 2002 and filed on February 6, 2002, the Company reported, under Item 5. “Other Events”, its fourth quarter and full year 2001 earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC. (Registrant)

May 10, 2002	/s/ MARC M. KOLE

Date	Marc M. Kole Senior Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit Number	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(a)	Amendment to Employment Agreement, dated as of March 1, 2002, by and between the Registrant and Norman C. Payson, M.D.*

15	Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements*

*Filed herewith