Form 10-Q/A
period 2002-03-31
OXFORD HEALTH PLANS INC
filed 2002-08-02
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A No. 1

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to___________________

Commission File Number:      001-16437

OXFORD HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1118515

(State or other jurisdiction of organization)	(IRS Employer incorporation or Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut	06611

(Address of principal executive offices)	(Zip Code)

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

Depreciation and amortization	5,178	3,785

Noncash income	(3,800)	—

Deferred income taxes	5,901	46,590

Realized gain on sale of investments	(2,376)	(1,818)

Changes in assets and liabilities, net of balances acquired:

Premiums receivable	(16,163)	(1,295)

Other receivables	1,191	49,822

Prepaid expenses and other current assets	1,342	(372)

Medical costs payable	11,498	3,759

Trade accounts payable and accrued expenses	(12,991)	212

Unearned revenue	(41,619)	29,573

Income taxes payable	(9,599)	—

Other, net	(2,653)	(450)

Net cash provided by operating activities	7,352	197,378

Cash flows from investing activities:

Capital expenditures	(3,459)	(5,051)

Purchases of available-for-sale investments	(392,574)	(189,141)

Sales and maturities of available-for-sale investments	330,388	132,181

Acquisitions, net of cash acquired	(1,898)	—

Net cash used by investing activities	(67,543)	(62,011)

Cash flows from financing activities:

Proceeds from exercise of stock options	16,204	4,438

Redemption of notes payable	(6,563)	(5,469)

Payment of withholding tax on option exercises	(24,056)	—

Purchase of treasury shares	(72,100)	—

Payments under capital leases	—	(1,903)

Net cash used by financing activities	(86,515)	(2,934)

Net increase (decrease) in cash and cash equivalents	(146,706)	132,433

Cash and cash equivalents at beginning of period	345,530	198,632

Cash and cash equivalents at end of period	$198,824	$331,065

Supplemental cash flow information:

Cash payments for income taxes, net	$53,570	$52

Cash payments for interest	3,166	2,612

Supplemental schedule of noncash investing and financing activities:

Obligation under outsource agreement	—	10,044

Unrealized appreciation (depreciation) of investments	(12,767)	12,736

Tax benefit realized on exercise of stock options	30,720	2,408

Treasury shares received in lieu of option exercise cost	33,498	—

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

(9)	Reclassification

         The accompanying statement of cash flows includes a reclassification of approximately $21.2 million from operating cash flow to investing cash flow versus amounts originally reported.

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

ERNST & YOUNG LLP

New York, New York
April 25, 2002,
except for Note 9, as to which the date is
August 1, 2002

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

Liquidity and Capital Resources

         Cash provided by operations during the first quarter of 2002 approximated $7.3 million compared with approximately $197.4 million in the first quarter of 2001. The change in cash flow between the two periods was the result of the receipt of Medicare premiums on April 1, 2002 (approximately $47 million), the impact of an extra collection day in December 2001 (approximately $30 million), and the payment of estimated income taxes during the current quarter (approximately $54 million). In addition, during the first quarter of 2001, the Company received distributions from the 1997 and 1998 New York Market Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000.

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

OXFORD HEALTH PLANS, INC. (Registrant)

August 2, 2002	/s/ MARC M. KOLE

Date	Marc M. Kole Senior Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit Number	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(a)	Amendment to Employment Agreement, dated as of March 1, 2002, by and between the Registrant and Norman C. Payson, M.D.*

15	Letter of Ernst & Young LLP re Unaudited Condensed Consolidated Interim Financial Statements*

*Filed herewith