Form 10-Q
period 2002-06-30
OXFORD HEALTH PLANS INC
filed 2002-08-02
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-16437

OXFORD HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1118515

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut	06611

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on July 30, 2002, net of treasury shares acquired, was 88,039,548.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(In thousands, except share data)

Assets

	June 30,	Dec. 31,
Current assets:	2002	2001

Cash and cash equivalents	$270,832	$345,530

Investments — available-for-sale, at market value	1,110,727	961,652

Premiums receivable, net	42,699	37,127

Other receivables	28,046	24,678

Prepaid expenses and other current assets	7,647	3,450

Deferred income taxes	68,552	83,416

Total current assets	1,528,503	1,455,853

Property and equipment, net	23,525	35,084

Deferred income taxes	18,869	8,348

Restricted cash and investments	58,736	58,813

Goodwill and other intangible assets	28,140	3,302

Other noncurrent assets	7,686	15,325

Total assets	$1,665,459	$1,576,725

Liabilities and Shareholders’ Equity

Current liabilities:

Medical costs payable	$691,759	$595,064

Current portion of long term debt	28,438	26,250

Trade accounts payable and accrued expenses	137,810	116,601

Unearned revenue	139,980	201,225

Income taxes payable	10,204	47,789

Total current liabilities	1,008,191	986,929

Long-term debt	112,447	126,876

Contingencies (see note 6)

Shareholders’ equity:

Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—

Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 104,766,850 shares in 2002 and 100,353,007 shares in 2001	1,048	1,004

Additional paid-in capital	702,763	605,661

Retained earnings	339,481	215,165

Accumulated other comprehensive earnings	14,469	7,587

Treasury stock, at cost	(512,940)	(366,497)

Total shareholders’ equity	544,821	462,920

Total liabilities and shareholders’ equity	$1,665,459	$1,576,725

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months and Six Months Ended June 30, 2002 and 2001
(In thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

Revenues:	2002	2001	2002	2001

Premiums earned	$1,202,593	$1,077,339	$2,346,737	$2,132,627

Third-party administration, net	4,660	3,306	8,484	6,382

Investment and other income, net	13,991	29,361	35,155	49,474

Total revenues	1,221,244	1,110,006	2,390,376	2,188,483

Expenses:

Health care services	976,764	879,909	1,891,205	1,719,073

Marketing, general and administrative	151,979	116,556	282,167	235,087

Interest and other financing charges	2,760	5,226	5,968	11,285

Total expenses	1,131,503	1,001,691	2,179,340	1,965,445

Income before income taxes	89,741	108,315	211,036	223,038

Income tax expense	36,868	33,516	86,720	80,667

Net income	$52,873	$74,799	$124,316	$142,371

Earnings per common and common equivalent share:

Basic	$0.60	$0.76	$1.42	$1.44

Diluted	$0.58	$0.73	$1.35	$1.38

Weighted-average common shares-basic	87,978	98,867	87,704	98,660

Dilutive effect of stock options	3,912	4,124	4,344	4,685

Weighted-average common shares-diluted	91,890	102,991	92,048	103,345

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2002 and 2001
(In thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:

Net income	$124,316	$142,371

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	10,715	9,629

Noncash income	(7,604)	—

Noncash charges	26,532	—

Deferred income taxes	5,543	76,789

Realized gains on sale of investments	(6,521)	(12,582)

Changes in assets and liabilities, net of balances acquired:

Premiums receivable	(1,901)	9,309

Other receivables	(3,368)	54,562

Prepaid expenses and other current assets	35	(229)

Medical costs payable	72,168	(4,799)

Trade accounts payable and accrued expenses	(18,728)	(14,689)

Unearned revenue	(56,144)	11,693

Income taxes payable	(1,584)	—

Other, net	(2,532)	1,875

Net cash provided by operating activities	140,927	273,929

Cash flows from investing activities:

Capital expenditures	(6,287)	(10,619)

Purchases of available-for-sale investments	(834,638)	(850,726)

Sales and maturities of available-for-sale investments	725,356	785,400

Acquisitions, net of cash acquired	(1,288)	(14,317)

Other, net	(24)	274

Net cash used by investing activities	(116,881)	(89,988)

Cash flows from financing activities:

Proceeds from exercise of stock options	27,327	13,084

Redemption of notes payable	(13,126)	(10,937)

Payment of withholding tax on option exercises	(24,056)	—

Purchase of treasury shares	(88,889)	—

Payments under capital leases	—	(3,765)

Net cash used by financing activities	(98,744)	(1,618)

Net increase (decrease) in cash and cash equivalents	(74,698)	182,323

Cash and cash equivalents at beginning of period	345,530	198,632

Cash and cash equivalents at end of period	$270,832	$380,955

Supplemental cash flow information:

Cash payments for income taxes, net	$82,783	$3,095

Cash payments for interest	5,772	8,693

Supplemental schedule of noncash investing and financing activities:

Unrealized appreciation (depreciation) of short-term investments	11,682	(1,821)

Obligation under outsource agreement	—	17,720

Tax benefit realized on exercise of stock options	35,991	6,144

Cost of treasury shares associated with option exercise	57,554	—

See accompanying notes to consolidated financial statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to medical costs payable, contingent liabilities including litigation defense costs and settlements, revenue recognition including bad debts and retroactivity, the carrying value of investments, and the valuation of the Company’s investment in MedUnite. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2001.

         Certain amounts for prior periods have been reclassified to be comparable with the current period presentation.

(2)	Acquisition of MedSpan

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

         At the date of acquisition, the fair market value of MedSpan’s assets acquired and liabilities assumed was approximately $57 million and $39 million, respectively. Included in assets acquired are deferred tax assets of approximately $6 million and approximately $28.1 million of acquired intangible assets and goodwill. As discussed above, the purchase price is subject to certain adjustments that will be finalized by the end of 2002. At that time, amounts specifically allocated to goodwill and other acquired intangible assets will be finalized, and will likely include refinements to the value assigned to MedSpan’s commercial insured membership and hospital and physician provider network. The amortization of intangible assets with finite lives was approximately $0.7 million and $0.8 million, respectively, for the three- and six-month periods ended June 30, 2002.

         In July 2001, the Financial Accounting Standards Board issued Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The new pronouncement was effective January 1, 2002 for goodwill and other intangible assets acquired before June 30, 2001. Under SFAS No. 142, acquired intangible assets must be recognized and amortized over their useful lives. Acquired intangible assets with indefinite lives are not subject to periodic amortization under the new rules but are subject to periodic assessment for impairment. In accordance with SFAS No. 142, the Company ceased amortizing the value assigned to licenses with indefinite lives of one of its subsidiaries, the impact of which was not significant. The Company will perform a periodic assessment for impairment using the fair value tests required by SFAS No. 142 for goodwill and other intangible assets.

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

         The New Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal and reductions in the commitment under the Revolver upon the occurrence of certain events. During the six months ended June 30, 2002, the Company repaid approximately $13.1 million of principal outstanding under the New Term Loan in accordance with scheduled maturities.

         Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. On April 16, 2002, the Company’s debt ratings were upgraded by Moody’s and Standard and Poor’s, resulting in an automatic reduction in interest rates of 0.25%. The weighted average interest rate for the three- and six-month periods ended June 30, 2002 were 5.31% and 5.72%, respectively, compared with 8.54% and 8.94%, respectively, for the corresponding 2001 periods. At June 30, 2002, interest expense was based on a $76 million tranche at 5.25% through August 13, 2002 and a $64 million tranche at 5.23% through July 16, 2002. The rate with respect to $64 million was reset on July 16, 2002 at 5.185% through January 16, 2003.

(4)	Comprehensive Income

         The changes in the value of available-for-sale securities included in other comprehensive income include unrealized holding gains on available-for-sale securities of $18.2 million and $4.4 million for the six months ended June 30, 2002 and 2001, respectively, reduced by the tax effects of $7.5 million and $1.8 million for the six months ended June 30, 2002 and 2001, respectively, and reclassification adjustments of $(6.5) million and $(6.2) million for the six months ended June 30, 2002 and 2001, respectively, reduced by the tax effects of $2.7 million and $2.6 million for the six months ended June 30, 2002 and 2001, respectively.

(5)	Dividends from Regulated Subsidiaries

         During the six months ended June 30, 2002 and 2001, Oxford received dividends of approximately $137 million and $246 million, respectively, from its regulated subsidiaries. In addition, during the first quarter of 2002, Oxford Health Insurance, Inc. paid a dividend of $87.3 million to its parent company, Oxford Health Plans (NY), Inc., the Company’s New York HMO subsidiary. During July 2002, the Company received dividends of $3 million from its New Jersey HMO subsidiary and $50 million from its New York HMO subsidiary.

(6)	Contingencies

         Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut and the Connecticut Superior Court. The purported securities class actions and the purported federal derivative actions were consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. On February 14, 2002, Judge Brieant approved a settlement of the purported derivative actions. On April 25, 2002, the Connecticut Superior Court derivative actions were withdrawn with prejudice as part of the settlement. The State Board of Administration of Florida has filed an individual action against the Company and certain of its former officers and current and former directors, which is also now pending in the United States District Court for the Southern District of New York, asserting claims arising from the October 27 decline in the price per share of the Company’s common stock.

         In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former officers and current and former directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the excess insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers have advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $155 million, but the Excess Insurance carriers have not accepted this interpretation. A charge of $24 million for premiums and other costs associated with this Excess Insurance coverage was included in the Company’s results of operations for 1999. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the policies described above is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the Excess Insurance policies. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries related to anticipated legal expenses that may not be recoverable from Reliance. Reliance also insured $20 million of the $200 million Excess Insurance. Due to the liquidation of Reliance, collectibility of some portion of $20 million of the Excess Insurance would also be in doubt if the Company makes a claim on that coverage.

         The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiff’s claims in the securities class actions and may ultimately prevail. These matters continue toward a trial. At the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a liability for a potential unfavorable judgment or settlement. In the event the Company ultimately suffers an adverse judgment, or settles such actions prior to trial: (i) the Company would be liable to fund the entire amount of such judgment or settlement up to $161.3 million, less any amount then remaining available and collectible under the Company’s primary Directors and Officers insurance, (ii) to the extent that the amount of such judgment or settlement is more than $161.3 million and less than $383.5 million, the Company would, in addition, be liable to fund 10% of the excess over $161.3 million (90% of such amount being covered by the Company’s Excess Insurance), plus all of any amount up to $20 million not collected from Reliance, and (iii) the Company would be liable to fund the entire amount of any excess over $383.5 million. Each of the amounts of $161.3 million and $383.5 million in the preceding sentence reflects the insurance carriers’ position regarding the current Retention under the Excess Insurance. Under the Company’s interpretation of the policies, these amounts would be

$155 million and $377.2 million, respectively. There can be no assurance as to the ultimate result in this litigation.

         On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, the Company filed a motion to dismiss the Patel action in its entirety. That motion has been fully briefed, and oral arguments were held on October 29, 2001. On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002.

         On February 14, 2001, the Connecticut State Medical Society (“CSMS”), and four individual physicians, filed two separate but nearly identical lawsuits against the Company’s Connecticut HMO subsidiary in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with the Company during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorneys fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys fees and costs. By Memorandum dated November 30, 2001, the Court granted the Company’s motion to dismiss the purported provider class action (the McIntosh action) in its entirety. With respect to the CSMS action, by Memorandum dated December 13, 2001, the Court ruled that CSMS lacked standing to assert any claims on behalf of its member physicians, but had sufficiently alleged injury to pursue claims in its own right. On June 14, 2002, the Company filed a motion to strike the CSMS complaint for failure to state a claim for relief under CUTPA. Briefing on this motion has not been completed.

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

         On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company and three other HMOs in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans and the other defendant HMOs. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) refusal to recognize billing “modifiers” in cases where additional medical services are required to treat more complex medical conditions; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorneys’ fees and costs.

         On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey state court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserts claims for violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs.

         Although the outcome of these ERISA actions and the provider actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

         The Company has been sued in New Jersey state court in a purported class action on behalf of all of the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey law and insurance regulations, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the case to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, which motions were recently denied by the federal court. The Company believes it has substantial defenses under federal and state law, and intends to defend the action vigorously.

         On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until

December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005, as defined (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability of approximately $11.2 million for the Termination Payments, which are payable over time, and estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter. Amounts unpaid related to termination of this agreement totaling approximately $10.6 million are included in medical costs payable at June 30, 2002.

         On July 25, 2002, the Company settled an investigation by the Securities and Exchange Commission (“SEC”) regarding a previously announced loss in the third quarter of 1997, as described above. Without admitting or denying the SEC’s findings, all relating to 1997, the Company consented to the entry of an administrative cease and desist order and the entry of a civil monetary penalty in the United States District Court for the Southern District of New York in the amount of $250,000. The SEC’s order did not make any findings of fraud by the Company or any of its present or former officers or directors.

         The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to its business and operations. The outcome of any such examinations and investigations, if commenced, cannot be predicted at this time.

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

         In July 2001, the Company’s Board of Directors approved a share repurchase program for up to $250 million of the Company’s outstanding common stock through August 1, 2003. In November 2001, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through September 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of June 30, 2002, the Company had repurchased 15,233,900 shares of its common stock in open market transactions at a total cost of approximately $455 million. The Company had remaining share repurchase authority of approximately $45 million at June 30, 2002.

(8)	Pharmacy Benefit Manager Agreement

         In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries will provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. If the Company terminates the pharmacy services agreement during each of the following years, the Company must pay the following amounts: 2002 — $10 million, 2003 — $7.5 million and 2004 — $5 million. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company will develop, de-identify and provide certain historical and current information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. All such amounts were initially included in unearned revenue and are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002. The alliance agreement generally provides for a pro-rata refund over the term of the agreement of the $82.9 million received in 2001 upon termination of the pharmacy services agreement by the Company without cause or as a result of breach of such agreement by the Company.

(9)	Outsourcing Agreement

         In April 2002, the Company agreed with Computer Sciences Corporation (“CSC”) to conclude its technology outsourcing arrangement which included data center operations, help desk services, desktop systems and network operations. The Company and CSC have transitioned services and functions to the Company, including employment of personnel, utilization of equipment and assumption of third-party service contracts. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, will lease certain information technology equipment, with a fair value of approximately $14 million, from CSC over a term of thirty months. The Company intends to capitalize this equipment as leased assets. As part of the conclusion of the old agreement, the Company recorded a charge of $15.5 million, which is included in Marketing, General and Administrative expenses, during the second quarter of 2002. Included in this charge are $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million, recognized primarily for computer systems that will no longer be used in operations under the new agreement with CSC.

         The Company entered into the five-year outsourcing agreement with CSC in December 2000. CSC was expected to invoice the Company for base operating and capital costs totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage. Costs for equipment purchased by CSC that are used for the Company’s operations were capitalized as leased assets. For the three- and six-month periods ended June 30, 2002, the Company expensed approximately $10.4 million and $20.9 million, respectively, for operating costs provided by CSC under the agreement. The Company believes that total administrative expenses for services to be transitioned to the Company, including equipment leases under the new agreement, will not exceed, and may be less than, those under the previous CSC agreement.

(10)	Investment in MedUnite

         The Company has invested $11 million (approximately $1 million in 2002) in MedUnite, Inc. (“MedUnite”), an independent, development stage company initially conceived and financed by a number of the nation’s largest health care payors to provide claims submission and payment, referral, eligibility and other Internet provider connectivity services. MedUnite has experienced losses and negative cash flows since inception. The Company accounts for its investment in MedUnite under the cost method.

         During the three month period ended June 30, 2002, MedUnite incurred additional losses and negative operating cash flows. Monthly revenues earned by MedUnite were substantially below anticipated levels, as measured by its original annual budget and its management’s projections utilized at the beginning of 2002 for convertible debt financing purposes. MedUnite has been unsuccessful in generating significant month-over-month revenue increases consistent with a development stage enterprise that will reach profitability or cash flow neutrality in the near term. The Company believes that the value of the MedUnite enterprise has substantially declined as compared with valuation levels utilized in MedUnite’s convertible debt financing during the first quarter of 2002. MedUnite may be required to seek additional capital from the existing shareholders.

         In evaluating the carrying value of the Company’s investment in MedUnite at the end of the second quarter of 2002, the Company now believes that realization of the investment is likely farther in the future than previously anticipated. As a result, the Company has recognized an other than temporary impairment charge and adjusted its investment carrying value in MedUnite to zero at June 30, 2002. The $11 million impairment charge has been reflected in investment and other income, net in the accompanying consolidated statement of income for the period ended June 30, 2002.

         The Company may make additional investments in MedUnite in the future, but does not believe that these investments will exceed $1 million in the aggregate. If the Company makes additional investments in the near term, such investments, depending on the facts and circumstances at that time, would likely be expensed when made.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

         We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of June 30, 2002, and the consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements as of June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
July 25, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of June 30,		Increase (Decrease)

Membership(1):	2002	2001	Amount	%

Freedom, Liberty and Other Plans	1,236,000	1,151,900	84,100	7.3%

HMOs	233,600	219,000	14,600	6.7%

Total Fully Insured Commercial	1,469,600	1,370,900	98,700	7.2%

Medicare	68,900	85,200	(16,300)	(19.1)%

Self-Funded	63,300	55,900	7,400	13.2%

Total Membership	1,601,800	1,512,000	89,800	5.9%

(1)	Fully Insured Commercial membership and Self-Funded membership as of June 30, 2002 includes 43,300 members and 21,700 members, respectively, related to the acquisition of MedSpan.

The following tables provide certain selected information and revenue by product:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Selected Information:

Medical loss ratio	81.2%	81.7%	80.6%	80.6%

Administrative loss ratio	12.6%	10.8%	12.0%	11.0%

Per member per month premium revenue	$262.37	$246.83	$260.72	$245.10

Per member per month medical expense	$213.10	$201.59	$210.11	$197.57

Fully insured member months (000’s)	4,583.7	4,364.7	9,000.8	8,701.2

(Dollars in thousands)	Three Months Ended		Six Months Ended

	June 30,		June 30,

Operating Revenue:	2002	2001	2002	2001

Freedom, Liberty and Other Plans	$910,337	$774,026	$1,775,178	$1,522,237

HMOs	144,777	134,211	281,014	269,455

Total Fully Insured Commercial	1,055,114	908,237	2,056,192	1,791,692

Medicare	147,479	169,102	290,545	340,935

Self-Funded	4,660	3,306	8,484	6,382

Total Operating Revenue	$1,207,253	$1,080,645	$2,355,221	$2,139,009

Results of Operations

         Overview

         The Company’s revenues consist primarily of commercial product premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations (“HMOs”), and reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income. Since the Company provides services on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

         On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed healthcare organization, for cash of approximately $18.2 million, subject to adjustment for certain items. Net earnings were negligible for the three- and six-month periods ended June 30, 2002.

         Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The increase in medical costs payable from December 31, 2001 to June 30, 2002, primarily reflects higher levels of membership, per member per month increases in medical costs, including health care cost inflation and seasonal increases of claim volume, and improved working capital management of claims and pharmacy benefit manager payments. See “Cautionary Statement Regarding Forward-Looking Statements”.

         In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, will lease certain information technology equipment, with a fair value of approximately $14 million, from CSC over a term of 30 months. As part of the new agreement, the Company recorded a charge of $15.5 million, which is included in Marketing, General and Administrative expenses, during the second quarter of 2002. Included in this charge are $7.8 million of negotiated termination fees, payable to CSC over 30 months, and an asset impairment charge of approximately $7.7 million recognized primarily for fixed assets that will no longer be used in operations under the new agreement with CSC.

         Three months ended June 30, 2002 compared with three months ended June 30, 2001

         Total revenues for the quarter ended June 30, 2002 were $1.22 billion, up 10% from $1.11 billion during the same period in the prior year. Net earnings for the second quarter of 2002 totaled $52.9 million, or $0.58 per diluted share, compared with net earnings of $74.8 million, or $0.73 per diluted share, for the second quarter of 2001. Included in pretax earnings for the second quarter of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and an asset impairment charge related to the Company’s investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. Included in pretax earnings for the quarter ended June 30, 2001 were realized gains on investments of approximately $10.9 million, or $0.06 per diluted share, compared with $5.2 million, or $0.03 per diluted share for the quarter ended June 30, 2002. In addition, net earnings for the 2001 second quarter included deferred tax valuation adjustments of $11 million, or $0.11 per diluted share.

         Membership in the Company’s fully insured commercial health care programs as of June 30, 2002, excluding the effect of MedSpan, increased by approximately 55,400 members from the level of such membership as of June 30, 2001, and by approximately 54,000 members since year-end 2001. The Company believes that growth is partially attributable to product development aimed at providing a wider range of benefit plan designs to the market. The acquisition of MedSpan increased fully insured commercial membership at June 30, 2002 by approximately 43,300 members. The Company believes that the acquired MedSpan membership will likely be reduced further as the Company corrects for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

         Membership in Medicare programs decreased by approximately 16,300 members compared with June 30, 2001, and by approximately 8,900 members since year-end 2001. The overall decline in Medicare membership is primarily due to the Company’s withdrawal or restructuring, including changes in provider arrangements and benefit plans, of the Medicare business in several geographic areas, particularly the withdrawal from Essex, Middlesex, Morris and Union Counties in New Jersey and Nassau County, New York. The Company believes that average per member reimbursement will likely increase due to the change in the Company’s county-specific mix of business, among other things.

         The Company believes that future Medicare premiums may not keep up with health care cost increases. For example, reimbursement rates for the Company’s 2002 Medicare business are expected to be approximately two percent higher than in 2001 on a demographic and county-specific basis due to minimum mandated increases by the Center for Medicare and Medicaid Services (“CMS”). Given current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may experience a lower level of profitability and a decrease in its Medicare membership as it may reduce benefits, alter its provider network and/or exit additional counties.

         Total commercial premiums earned for the three months ended June 30, 2002 increased 16.2% to $1.06 billion, compared with $908.2 million in the same period in the prior year. The increase in premiums earned over the second quarter of 2001 is attributable to a 3.3% increase in member months in the Company’s commercial health care programs, a 9.4% increase in weighted average commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix), and the acquisition of MedSpan. Commercial premium yields for the full year 2002 are expected to continue to be approximately 9 to 10% higher in the Company’s core commercial business than in the full year 2001, including the estimated effects of reductions in benefit coverage and product mix.

         Premiums earned from Medicare programs decreased 12.8% to $147.5 million in the second quarter of 2002, compared with $169.1 million in the second quarter of 2001. The revenue decrease was the result of a 20.6% member month decline in Medicare programs when compared with the prior year second quarter, primarily due to the exit from Nassau County, New York and most of New Jersey effective January 1, 2002, partially offset by increases in average premium yields of Medicare programs of 9.8% due to CMS rate increases and the county mix of Medicare membership.

         Investment and other income decreased 52.3% to approximately $14 million for the three months ended June 30, 2002, compared with $29.4 million for the same period last year. The decrease was primarily due to the other than temporary impairment charge related to the Company’s investment in MedUnite of $11 million during the second quarter of 2002. Partially offsetting this decline was the recognition of previously unearned revenue from the Company’s pharmacy alliance agreement of approximately $3.8 million. The 2002 second quarter also included realized capital gains of approximately $5.2 million compared with $10.9 million included in the second quarter of 2001. Investment income during the second quarter of 2002, excluding capital gains and losses, decreased 13.8% from the corresponding 2001 period principally as a result of lower investment yields. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 4.9% compared with 5.5% in the prior year quarter.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 81.2% for the second quarter of 2002 compared with 81.7% for the second quarter of 2001. The medical loss ratio in the second quarter of 2002 compared with the second quarter of 2001 reflects a 5.7% net increase in per member per month medical costs offset in part by a 6.3% total increase in average overall premium yield. The Company believes it has made adequate provision for incurred medical costs as of June 30, 2002. Changes to estimates of incurred medical costs are recorded in the period they arise.

         Marketing, general and administrative expenses totaled approximately $152 million in the second quarter of 2002, compared with $116.6 million in the second quarter of 2001. Included in administrative expenses for the three months ended June 30, 2002 are termination fees and a non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million. In addition, the Company experienced increased broker commissions, as a result of higher premium revenue, and increased corporate insurance costs. Administrative expenses as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 12.6% during the second quarter of 2002, including the CSC charge of 1.3%, compared with 10.8% during the second quarter of 2001 and 11.3% for the full year 2001.

         Interest expense decreased 47.2%, or $2.5 million, to $2.8 million in the second quarter of 2002, compared with $5.2 million in the second quarter of 2001. The Company incurred interest and other financing charges of $2.4 million in the second quarter of 2002 related to its outstanding debt and capital lease obligations, compared with $4.1 million in the corresponding 2001 period. During the second quarter of 2002, the Company repaid approximately $6.6 million of scheduled repayments of its senior secured term loan. The Company’s weighted average interest rate for the three months ended June 30, 2002 was 5.3%, compared with 8.5% in the corresponding prior year period.

         The Company had income tax expense of $36.9 million for the second quarter of 2002 reflecting an effective tax rate of 41.1%, compared with an income tax expense of $33.5 million, or an effective tax rate of 30.9%, for the second quarter of 2001. During the second quarter of 2001, as a result of the realization of capital gains from sales of investments during the quarter and and in anticipation of harvesting gains in the portfolio throughout 2001, the Company eliminated the valuation allowance against deferred tax assets established for capital loss carryforwards by $11 million. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At June 30, 2002, the Company had deferred tax assets of approximately $87.4 million (net of valuation allowances of approximately $3.1 million), including $6 million attributable to the acquisition of MedSpan in the first quarter of 2002. The remaining valuation allowance relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at June 30, 2002.

         Six months ended June 30, 2002 compared with six months ended June 30, 2001

         Total revenues for the six months ended June 30, 2002 were $2.39 billion, up 9.2% from $2.19 billion during the same period in the prior year. Net earnings for the first six months of 2002 totaled $124.3 million, or $1.35 per diluted share, compared with net earnings of $142.4 million, or $1.38 per diluted share, for the first six months of 2001. Included in pretax earnings for the first six months of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and the other than temporary impairment charge related to the Company’s investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. Realized gains on the sale of investments were $6.5 million ($0.04 per diluted share) in the 2002 six month period compared with $12.7 million ($0.07 per diluted share) in the corresponding 2001 period. Included in net earnings for the six months ended June 30, 2001 were deferred tax valuation adjustments of $11 million, or $0.11 per diluted share.

         Total commercial premiums earned for the six months ended June 30, 2002 increased 14.9% to $2.06 billion compared with $1.79 billion in the same period in the prior year. The year-over-year increase in premiums earned is attributable to a 9.5% increase in commercial premium yield and a 2.8% increase in commercial member months compared with the first six months of 2001 (including the effect of reductions in benefit coverage and changes in product mix), and the acquisition of MedSpan. The Company believes that the acquired MedSpan membership will likely be reduced further as the Company corrects for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

         Premiums earned from Medicare programs decreased 14.8% to $290.5 million in the first six months of 2002 from $340.9 million in the first six months of 2001. The revenue decrease was the result of a 22.1% member month decline in Medicare programs when compared with the prior year second quarter, primarily due to the exit from Nassau County, New York and most of New Jersey effective January 1, 2002, partially offset by increases in average premium yields of Medicare programs of 9.4% due to CMS rate increases and the county mix of Medicare membership.

         Investment and other income decreased 28.9% to $35.2 million for the first six months of 2002 compared with $49.5 million in the comparable 2001 period. The decrease was primarily due to the other than temporary impairment charge related to the Company’s investment in MedUnite of $11 million during the second quarter of 2002, a $6.2 million decrease in capital gains realized and lower investment income, as higher invested balances were more than offset by lower investment yields. Partially offsetting this decline was the recognition of previously unearned revenue from the Company’s pharmacy benefit agreement of approximately $7.6 million. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 4.8% in the first six months of 2002 compared with 5.8% in the prior year period.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 80.6% for the first six months of 2002 and 2001. The medical loss ratio for the first six months of 2002 versus the first six months of 2001 reflects a 6.4% weighted average increase in premium yield offset by a 6.3% weighted average increase in per member per month medical costs when compared to the prior year period. The Company believes it has made adequate provision for incurred medical costs as of June 30, 2002. Changes to estimates of incurred medical costs are recorded in the period they arise.

         Marketing, general and administrative expenses totaled $282.2 million in the first six months of 2002 compared with $235.1 million in the first six months of 2001. Included in administrative expenses for the six months ended June 30, 2002 are termination fees and non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million. In addition, the Company experienced increased broker commissions, as a result of higher premium revenue, and increased payroll, benefit and corporate insurance costs. Administrative expenses as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 12% during the six months ended June 30, 2002, including the CSC charge, compared with 11% during the first half of 2001 and 11.3% for the full year 2001. Included in marketing, general and administrative expense for the first six months of 2001 are severance costs of approximately $4.5 million payable to former executives of the Company.

         Interest expense decreased $5.3 million to $6 million in the first six months of 2002 compared with $11.3 million in the comparable prior year period. The Company incurred interest and other financing charges of $5.1 million in the first six months of 2002 related to its outstanding debt obligations, compared with $9 million in the first six months of 2001. The Company repaid approximately $13.1 million of scheduled repayments of its New Term Loan during the six months ended June 30, 2002. The Company’s weighted average interest rate for the six months ended June 30, 2002 was 5.72%, compared with 8.94% in the corresponding prior year period.

         The Company had income tax expense of $86.7 million for the first six months of 2002, reflecting an effective tax rate of 41.1% for 2002, compared with $80.7 million, or 36.2%, for the 2001 period. As a result of the realization of capital gains from investment sales and an ongoing plan to harvest gains in the portfolio when practicable, the Company eliminated the valuation allowance against deferred tax assets established for capital loss carryforwards of $11 million during the second quarter of 2001.

Liquidity and Capital Resources

         As of June 30, 2002, the Company had approximately $1.38 billion in current cash and marketable securities, including approximately $203.5 million at the parent company. In addition, during July 2002, Oxford received dividends of $3 million from its New Jersey HMO subsidiary and $50 million from its New York HMO subsidiary. Cash provided by operations during the first six months of 2002 was $140.9 million compared with $273.9 million for the first six months of 2001. The change in cash flow between the two periods was the result of the timing of the receipt of Medicare premiums (approximately $48.1 million), the payment of estimated income taxes in 2002, the collection of other receivables during 2001 (approximately $62.1 million) and improved working capital management. During the first half of 2001, the Company received distributions from the 1997 and 1998 New York Market Stabilization Pools of approximately $25.1 million and collected receivables of approximately $37 million from a health care risk contract for fiscal 1999 and 2000.

         Capital expenditures for the first six months of 2002 totaled $6.3 million, including approximately $5.8 million paid under its computer system outsource agreement, principally for computer equipment and software. In March 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company believes it will be able to expand its Connecticut network. It also expects to reduce combined administrative costs through economies of scale. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. The acquisition is intended to allow the Company, among other things, to expand offerings of its various health plans to New York and New Jersey based employers with employees outside the tri-state area.

         Cash used by financing activities totaled $98.7 million during the first six months of 2002, compared with $1.6 million in the first six months of 2001. During the first half of 2002, the Company repurchased 2.3 million shares of its common stock at a cost of $88.9 million, repaid approximately $13.1 million of its

New Term Loan and paid approximately $24.1 million related to minimum tax withholdings on option exercises. Partially offsetting these amounts was proceeds received from option exercises of approximately $27.3 million. The Company anticipates the continuation of its share repurchase program, subject to market conditions. The Company has remaining share repurchase authority of approximately $45 million at June 30, 2002.

         As of June 30, 2002, cash and investments aggregating approximately $58.7 million have been segregated in the consolidated balance sheet as restricted investments to comply with state regulatory requirements. Parent company cash is used for, among other things, capital expenditures, acquisitions, debt repayment, stock repurchases, costs of litigation and other general corporate purposes. A significant portion of parent company cash is directly dependent upon operating profits generated by the Company’s regulated operating subsidiaries and the ability to receive dividends from those subsidiaries beyond amounts that would be payable without prior regulatory approval. There is no assurance that the Company will receive regulatory approval for these future dividend payments. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At June 30, 2002, the Company’s principal HMO subsidiaries, excluding MedSpan, had statutory surplus of approximately $431 million, or approximately $239.1 million in excess of current regulatory requirements. The Company managed its statutory surplus primarily against Company Action Level (“CAL”) Risk Based Capital (“RBC”) rules, although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. In April 2002, the Company announced its plan to increase statutory surplus levels in its health plan subsidiaries to near 200% of CAL RBC by the end of 2002. Under CAL RBC, the Company had approximately $189.9 million of statutory surplus as of June 30, 2002. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries. For the six months ended June 30, 2002 and 2001, dividends of approximately $137 million and $246 million, respectively, were received by Oxford from its regulated subsidiaries. In addition, during July 2002, the Company received dividends of $3 million from its New Jersey HMO subsidiary and $50 million from its New York HMO subsidiary. Dividends from regulated subsidiaries were higher in 2001 primarily due to the utilization of prior year net operating loss carryovers and the intention of the Company to raise levels of subsidiary capital overall in 2002. There can be no assurance that the various state regulators will grant approval for the subsidiaries to pay such future dividends. With regard to MedSpan, the Company contributed $24 million in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

         In 1997, the New Jersey State legislature passed legislation that included a $50 million assessment on HMOs in the state proportionate to market share to be collected over a three-year period. The Company believes its portion is approximately 10%. The Company paid $1.8 million in 2001 related to this assessment and will be required to pay approximately $1.5 million in 2002.

         In recent years, the states of New York, New Jersey, Connecticut and California have all enacted legislation adopting the NAIC Accounting Practices and Procedures Manual, which is composed of statutory accounting guidelines referred to as Statements of Statutory Accounting Principles (“SSAP”), effective January 1, 2001. The SSAP established a comprehensive basis of accounting to be used by insurance departments and insurers. The new guidelines did not have a material impact on the 2001 results of operations, financial condition or statutory net worth of the Company’s insurance subsidiaries.

         The Company’s medical costs payable were $691.8 million as of June 30, 2002 compared with $595.1 million as of December 31, 2001. The increase primarily reflects higher levels of membership, per member per month increases in medical costs, seasonal increases of claim volume and improved working capital management of claims and pharmacy benefit manager payments. The Company estimates the amount of its IBNR reserves using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, if any, are recorded in the period they arise.

         The liability for medical costs payable is also affected by risk transfer, shared-risk or incentive arrangements, including arrangements related to certain diagnostic testing or ancillary services, agreements with physician groups and the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and experience of risk-sharing providers (who may be entitled to credits from the Company for favorable experience or subject to deductions for accrued deficits). The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

         The Company has risk-sharing agreements with two hospitals covering approximately 13,800 Medicare members at June 30, 2002 compared with 7,400 members at June 30, 2001. Premium revenues for the Medicare members covered under these agreements totaled approximately $58.6 million and $35.2 million for the six months ended June 30, 2002 and 2001, respectively. Prior to January 1, 2002, the Company had transferred the medical cost risk for its Medicare members in certain New York counties to North Shore Long Island Jewish Health System (“North Shore”). The premium revenues recognized by the Company during the six months ended June 30, 2001 for the 24,000 Medicare members covered at that time pursuant to this agreement approximated $94 million. However, as of January 1, 2002, the Company exited the Medicare line of business in Long Island and discontinued the risk transfer agreement with North Shore in other counties. Although North Shore is obligated under the contract to pay all claims for dates of service through December 31, 2001, the Company is ultimately responsible for any claims not paid by North Shore. From time to time, the Company may explore other risk-transfer, shared-risk or incentive arrangements relating to certain of its remaining Medicare members with providers and other organizations.

         The Company and certain of its former Officers and present and former Directors are currently defendants in certain securities class actions. In the fourth quarter of 1999, the Company purchased Excess Insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former Officers and present and former Directors and the pending stockholder derivative actions. Subject to the terms of the policies, the excess insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers have advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $155 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the Excess Insurance policies. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries related to anticipated legal expenses that may not be recoverable from Reliance. Reliance also insured $20 million of the $200 million Excess Insurance. Due to the liquidation of Reliance, collectibility of some portion of $20 million of the Excess Insurance would also be in doubt if the Company makes a claim on that coverage.

         The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiff’s claims in the securities class actions and may ultimately prevail. These matters continue toward a trial. At the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a liability for a potential unfavorable judgment or settlement. In the event the Company ultimately suffers an adverse judgment, or settles such actions prior to trial: (i) the Company would be liable to fund the entire amount of such judgment or settlement up to $161.3 million, less any amount then remaining available and collectible under the Company’s primary Directors and Officers insurance, (ii) to the extent that the amount of such judgment or settlement is more than $161.3 million and less than $383.5 million, the Company would, in addition, be liable to fund 10% of the excess over $161.3 million (90% of such excess being covered by the Company’s Excess Insurance), plus all of any amount up to $20 million not collected from Reliance, and (iii) the Company would be liable to fund the entire amount of any excess over $383.5 million. Each of the amounts of $161.3 million and $383.5 million in the preceding sentence reflects the insurance carriers’ position regarding the current Retention under the Excess Insurance. Under the Company’s interpretation of the policies, these amounts would be $155 million and $377.2 million, respectively. There can be no assurance as to the ultimate result in this litigation.

         In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, will lease certain information technology equipment, with a fair value of approximately $14 million, from CSC over a term of 30 months. As part of the new agreement, the Company recorded a charge of $15.5 million, which is included in Marketing, General and Administrative expenses, during the second quarter of 2002. Included in this charge are $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million recognized primarily for computer systems that will no longer be used in the operations under the new agreement with CSC. For the three- and six-month periods ended June 30, 2002, the Company expensed approximately $10.4 million and $20.9 million, respectively, for operating costs provided by CSC under the agreement. The Company believes that total administrative expenses for services to be transitioned to the Company, including equipment leases under the new agreement, will not exceed, and may be less than, those under the previous CSC agreement.

Critical Accounting Policies

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

         The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company’s financial condition and results, and which require management to make subjective and/or complex judgments. Critical accounting policies cover matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that its critical accounting policies include revenue recognition (including the estimation of bad debt and retroactivity reserves), medical costs payable (including reserves for incurred but not reported or paid claims), the carrying value of investments and accounting for contingent liabilities.

Revenue recognition

         Commercial membership contracts are generally established on a yearly basis subject to cancellation by the employer group or the Company upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from the federal Centers for Medicare and Medicaid Services (“CMS”, formerly HCFA) on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and could result in revenue adjustments. Premiums collected in advance are recorded as unearned revenue. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts, including retroactive membership adjustments, based on known activities and balances and on historical trends. All other material revenue is generated from investments.

Medical costs payable

         The Company contracts with various health care providers for the provision of medical care services to its members and primarily compensates those providers on a fee-for-service basis and makes other payments pursuant to certain risk-sharing arrangements. The Company also bears the risk of health care expenses provided to non-contracted providers who provide care that is covered under the Company’s agreements with members. Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers’ claims submitted and provisions for incurred but not reported or paid claims (“IBNR”). The Company estimates the provision for IBNR using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received, processed and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. These estimates are reviewed by the Company’s external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period. Medical costs payable also reflects payments required by or anticipated benefits from public policy initiatives, rebates and reinsurance, and includes inventories of claims processed that have not been paid that may vary based in part on working capital management.

         The liability is also affected by risk transfer, shared risk or incentive arrangements, including certain diagnostic testing or ancillary services, physician groups and arrangements relating to the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) as well as the impact of incentive arrangements and reserves for estimated settlements.

         Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of June 30, 2002; however, actual claim payments may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s June 30, 2002 estimates of medical costs payable and actual costs payable, net earnings for the six months ended June 30, 2002 would increase or decrease by approximately $4.1 million and diluted earnings per share would increase or decrease by approximately $0.04 per share.

         The following table shows the components of the change in medical costs payable for the six months ended June 30, 2002 and 2001.

Rollforward of Medical Costs Payable
($ in millions)

		Amounts Related to Claims
		Incurred During

Six Months Ended June 30, 2002	Total	2002	2001 and Prior

Balance as of December 31, 2001	$595.1	$—	$595.1

Components of health care services expense:

Estimated costs incurred	1,905.5	1,905.5	—

Estimate changes	(14.3)	—	(14.3)

Health care services expense	1,891.2	1,905.5	(14.3)

Payments for health care services(1)	(1,794.5)	(1,332.0)	(462.5)

Balance as of June 30, 2002	$691.8	$573.5	$118.3

(1)	Included in 2002 payments are approximately $26.5 million of acquired Med Span medical costs payable.

		Amounts Related to Claims
		Incurred During

Six Months Ended June 30, 2001	Total	2001	2000 and Prior

Balance as of December 31, 2000	$612.9	$—	$612.9

Components of health care services expense:

Estimated costs incurred	1,736.3	1,736.3	—

Estimate changes	(17.2)	—	(17.2)

Health care services expense	1,719.1	1,736.3	(17.2)

Payments for health care services	(1,723.9)	(1,257.7)	(466.2)

Balance as of June 30, 2001	$608.1	$478.6	$129.5

Investments

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

Contingent liabilities

         The Company and certain of its former officers and present and former directors are currently defendants in certain securities class actions. The Company, in the opinion of management with the advice of outside counsel, has substantial defenses to the plaintiffs’ claims and may ultimately prevail. At the present time, no amount or range of loss can reasonably be anticipated. Accordingly, the Company has not recorded a liability for a potential unfavorable judgment or any settlement. There can be no assurance as to the ultimate result in this litigation.

         Because of the nature of the Company’s business, the Company is routinely involved in various other disputes, legal proceedings and governmental audits and investigations. Liabilities are recorded for estimates of probable costs resulting from these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and considering the Company’s insurance coverages for such matters. Management does not believe that any of such other matters currently threatened or pending will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions or the effectiveness of the Company’s strategies related to these proceedings.

Market Risk Disclosures

         The Company’s consolidated balance sheet as of June 30, 2002 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors.

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

         In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of June 30, 2002 by approximately $47.9 million and $92.9 million, respectively (compared with $35.9 million and $70.4 million as of June 30, 2001, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of June 30, 2002 by approximately $44.5 million and $90.2 million, respectively (compared with $37.1 million and $74.4 million as of June 30, 2001, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, the employer renewal process, future growth and retention of membership and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider network, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, future effects of the acquisition of MedSpan on, among other things, combined administrative costs and the Company’s Connecticut provider network, future effects of the transition of services from CSC to the Company on administrative expenses, possible additional investments in MedUnite and the accounting treatment thereof, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at June 30, 2002, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, future government regulation such as, the Patient Bill of Rights (“PBOR”) legislation and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

         IBNR estimates; Inability to control health care costs

         Medical costs payable in Oxford’s financial statements include reserves for incurred but not reported or paid claims (“IBNR”) that are estimated by Oxford. Oxford estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including, among other factors, the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Oxford believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford’s results of operations in future periods.

         The Company’s future results of operations depend, in part, on its ability to predict and influence health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and incentive arrangements with providers or groups of providers, including arrangements related to certain diagnostic testing or ancillary services, agreements with physician groups and the Company’s Medicare business generally associated with specific hospitals) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of agreements with providers or groups of providers, termination of, or disputes under, risk-transfer, risk-sharing, incentive or reinsurance arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization. There can be no assurance that Oxford will be successful in mitigating the effect of any or all of the above-listed or other factors.

         General economic conditions

         Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to increase premiums. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

         Effects of terrorism

         There can be no assurance that the September 11, 2001 terrorist attack, the cases of anthrax infection or exposure, the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services, including, but not limited to, hospital and physician services, ancillary testing and procedures, prescriptions for drugs such as Ciprofloxacin Hydrochloride, mental health services and other services; (ii) loss of membership as the result of lay-offs or other in force reductions of employment; (iii) adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

         The effect of higher administrative costs

         There can be no assurance that the Company will be able to maintain administrative costs at current levels. The increased administrative costs of new laws or regulations, such as HIPAA or PBOR legislation, could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

         Changes in laws and regulations

         The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government regulation, including, but not limited to, regulations relating to cash reserves, minimum net worth, licensing, policy language and benefits, external review, payment practices, mandatory products and benefits, provider compensation arrangements, approval requirements for policy forms and provider contracts, disclosures to members and providers, security and confidentiality of health care information, premium rates and periodic examinations by state and federal agencies. State regulations require the Company’s HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other payments to the Company.

         State and federal government authorities are continually considering changes to laws and regulations applicable to the Company. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering regulations relating to, among other things, mandatory benefits and products, parity of access to certain medical benefits such as mental health, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. All of these proposals would apply to the Company and could have a material adverse effect upon the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. In 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and House versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. The State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover its exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

         Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. Also as a result of HIPAA, the U.S. Department of Health and Human Services has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those plans that file an application by October 2002. The Company has filed its application. The cost of complying with HIPAA is likely to be significant. The Company currently estimates its incremental costs for HIPAA compliance to be less than $10 million in 2002, but believes that it will incur additional costs in 2003 and beyond. The Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

         National Committee on Quality Assurance (“NCQA”) accreditation

         In March 2002, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, completed its periodic review of the Company’s operations and, in June 2002, upgraded the Company’s status to “Excellent” for Oxford’s New York HMO and Medicare operations, its New Jersey HMO operations and its Connecticut HMO and Medicare operations. Oxford’s New Jersey Medicare operations achieved a “Commendable” rating. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

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

         Matters affecting Medicare business

         Premiums for Oxford’s Medicare programs are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Given the current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may have to decrease its Medicare membership by, among other things, reducing benefits, altering its provider network and exiting additional counties. For example, the Company withdrew from the Medicare market in Nassau County in New York and from all but one New Jersey county effective January 1, 2002. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to remain in Medicare programs. Oxford’s Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization.

         Service and management information systems

         The Company’s claims and service systems depend upon the smooth functioning of its computer systems. These systems remain subject to unexpected interruptions resulting from occurrences such as hardware failures or the impact of ongoing program modifications. There can be no assurance that such interruptions will not occur in the future, and any such interruptions could adversely affect the Company’s business and results of operations. Moreover, operating and other issues can lead to data problems that affect the performance of important functions, including, but not limited to, claims payment and group and individual billing. There can also be no assurance that the Company’s process of improving existing systems, developing new systems to support the Company’s operations and improving service levels will not be delayed or that additional systems issues will not arise in the future.

         Health care provider network

         The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. In addition, disputes often arise under provider contracts that could adversely affect the Company or could expose the Company to regulatory or other liabilities. The Company is routinely engaged in negotiations with various hospitals and hospital systems and, in connection therewith, such hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. Such events, coupled with new legislation in New Jersey and proposed legislation in other states which provides or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

         Pending litigation and other proceedings against the Company

         The Company is a defendant in a number of purported securities class action lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company is also involved in other legal proceedings, including, among others, those related to (i) a purported federal class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) a Connecticut action, brought by the Connecticut State Medical Society, based on Connecticut Unfair Trade Practices Act claims, among other things, (iv) two New York actions, one brought by the Medical Society of the State of New York and a purported class action brought by three individual physicians, based on New York General Business Law claims, among other things, (v) a class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by Oxford alleged to have been collected in violation of New Jersey insurance laws, and (vi) two New Jersey actions, one brought by the Medical Society of New Jersey and a purported class action complaint in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of the Company’s health plans. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

         Negative HMO publicity and potential for additional litigation

         The managed care industry, in general, has received significant negative publicity and does not have a positive public perception. This publicity and perception have led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members commenced against certain large, national health plans, and against the Company, has resulted in additional negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. These factors may adversely affect the Company’s ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company’s results of operations.

         Concentration of business

         The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 76% of its Tri-State commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 12.6% of premiums earned during the six months ended June 30, 2002. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Risk Disclosures.”

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

         As a result of the October 27, 1997 decline in the price per share of the Company’s common stock, the Company is or has been the subject of numerous legal proceedings and investigations, including:

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

         Further, the Company has been sued (i) in a federal class action grounded in ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, (iii) in a Connecticut action led by the Connecticut State Medical Society based on Connecticut Unfair Trade Practices Law claims, among other things; (iv) in two New York actions led by the Medical Society of the State of New York and a purported class action brought by three individual physicians based on New York General Business Law claims, among other things, and (v) in a purported class action on behalf of all New Jersey members in connection with the subrogation provisions in the members’ certificates. The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2001.

         On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company and three other HMOs in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans and the other defendant HMOs. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) refusal to recognize billing “modifiers” in cases where additional medical services are required to treat more complex medical conditions; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorneys’ fees and costs.

         On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey state court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserts claims for violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs.

         Although the outcome of the Sutter and MSNJ actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

         On February 14, 2002, Judge Charles L Brieant approved the settlement of the shareholder derivative action pending in the United States District Court for the Southern District of New York described above. As part of that settlement, the Connecticut Superior Court shareholder derivative actions described above were withdrawn with prejudice on April 25, 2002. In addition, the Company has moved to strike the complaint by the Connecticut State Medical Society described above. There have been no other material developments in the legal proceedings involving the Company in the second quarter of 2002.

         On July 25, 2002, the Company settled an investigation by the Securities and Exchange Commission regarding a previously announced loss in the third quarter of 1997, as described above. Without admitting or denying the SEC’s findings, all relating back to 1997, the Company consented to the entry of an administrative cease and desist order and the entry of a civil monetary penalty in the United States District Court for the Southern District of New York in the amount of $250,000. The SEC’s order did not make any findings of fraud by the Company or any of its present or former officers or directors.

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

Item 2. Changes in Securities and Use of Proceeds

         See information contained in notes 3, 4 and 7 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on May 8, 2002 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of three directors; (b) approval of the Oxford Health Plans, Inc. 2002 Equity Incentive Compensation Plan (“Proposal Number 1”); and (c) approval of the Oxford Health Plans, Inc. 2002 Non-Employee Director Stock Option Plan (“Proposal Number 2”).

         At the meeting, David Bonderman, Fred F. Nazem and Ellen Rudnick were elected to serve as Class II Directors of the Company for a term to expire in 2005. Continuing Directors whose terms expire in 2003 are Norman C. Payson, M.D., Robert B. Milligan, Jr. and Joseph W. Brown, Jr. Continuing directors whose terms expire in 2004 are Jonathan J. Coslet, Kent J. Thiry and Benjamin H. Safirstein, M.D. A total of 56,033,045 votes were cast in favor of, and 18,913,075 votes were cast to withhold authority for, Mr. Bonderman’s election. A total of 66,180,407 votes were cast in favor of, and 8,765,713 votes were cast to withhold authority for, Mr. Nazem’s election. A total of 67,926,084 votes were cast in favor of, and 7,020,036 votes were cast to withhold authority for, Ms. Rudnick’s election. Proposal Number 1 was adopted with 45,792,598 votes cast for, and 16,847,271 votes cast against, the Proposal; in addition, there were 229,147 abstentions and 12,077,104 broker nonvotes related to the Proposal. Proposal Number 2 was approved with 50,494,028 votes cast for, and 12,109,345 votes cast against, the Proposal; in addition, there were 265,643 abstentions and 12,077,104 broker nonvotes related to the Proposal.

Item 5. Other Information

         In July, the Company received a comment letter from the SEC commenting on its 2001 Form 10-K, as filed in February 2002, primarily focusing on supplemental disclosure issues. In consultation with its external counsel and auditors, the Company prepared and filed a response to the SEC in which management indicated that it will include certain supplemental disclosures in this second quarter Form 10-Q and/or the Form 10-K for 2002. These matters are subject to interpretation and the SEC has not fully concluded its review of the Company’s responses to the comments. While there is no assurance as to these matters, based on supplemental correspondence and discussion with the SEC, the Company does not believe that it will be required to restate its financial statements or amend its 2001 Form 10-K for these matters.

         The Company’s Press Release, dated August 1, 2002, announcing its second quarter 2002 results of operations, is attached as an exhibit hereto.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

3(b)	Amended and Restated By-laws of the Registrant

10(a)	Oxford Health Plans, Inc. 2002 Equity Incentive Compensation Plan

10(b)	Oxford Health Plans, Inc. 2002 Non-Employee Director Stock Option Plan

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

99	Earnings Press Release dated August 1, 2002

(b)	Reports on Form 8-K

In a report on Form 8-K dated and filed on April 29, 2002, the Company reported, under Item 5. “Other Events”, its intention to end its Outsourcing Agreement with Computer Sciences Corporation.

In a report on Form 8-K dated and filed on May 1, 2002, the Company reported, under Item 5. “Other Events”, its first quarter 2002 earnings press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC.

(Registrant)

August 2, 2002	/s/ MARC M. KOLE.

Date	Marc M. Kole, Senior Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Index to Exhibits

Exhibit Number	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(a)	Oxford Health Plans, Inc. 2002 Equity Incentive Compensation Plan, incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement for the 2002 Annual Meeting, as filed with the Securities and Exchange Commission on April 1, 2002

10(b)	Oxford Health Plans, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement for the 2002 Annual Meeting, as filed with the Securities and Exchange Commission on April 1, 2002

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

99	Earnings Press Release dated August 1, 2002*

*Filed herewith