Form 10-Q
period 2002-09-30
OXFORD HEALTH PLANS INC
filed 2002-10-29
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-16437

OXFORD HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1118515

(State or other jurisdiction of organization)	(IRS Employer incorporation or Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut	06611

(Address of principal executive offices)	(Zip Code)

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

Yes        X              No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on October 24, 2002, net of treasury shares acquired, was 87,447,586.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	Assets

Current assets:

Cash and cash equivalents	$273,687	$345,530

Investments — available-for-sale, at market value	1,194,421	961,652

Premiums receivable, net	44,601	37,127

Other receivables	41,979	24,678

Prepaid expenses and other current assets	14,482	3,450

Deferred income taxes	117,691	83,416

Total current assets	1,686,861	1,455,853

Property and equipment, net	35,015	35,084

Deferred income taxes	13,639	8,348

Restricted cash and investments	56,374	58,813

Goodwill and other intangible assets, net	27,879	3,302

Other noncurrent assets	7,311	15,325

Total assets	$1,827,079	$1,576,725

	Liabilities and Shareholders’ Equity

Current liabilities:

Medical costs payable	$648,893	$595,064

Current portion of long term debt	29,531	26,250

Trade accounts payable and accrued expenses	109,097	116,601

Reserve for litigation	161,300	—

Unearned revenue	144,814	201,225

Income taxes payable	57,615	47,789

Current portion of capital lease obligations	5,402	—

Total current liabilities	1,156,652	986,929

Long-term debt	111,049	126,876

Contingencies (see note 6)

Shareholders’ equity:

Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—

Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 104,971,035 shares in 2002 and 100,353,007 shares in 2001	1,050	1,004

Additional paid-in capital	706,381	605,661

Retained earnings	363,289	215,165

Accumulated other comprehensive earnings	32,092	7,587

Treasury stock, at cost	(543,434)	(366,497)

Total shareholders’ equity	559,378	462,920

Total liabilities and shareholders’ equity	$1,827,079	$1,576,725

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months and Nine Months Ended September 30, 2002 and 2001
(In thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

Revenues:	2002	2001	2002	2001

Premiums earned	$1,241,672	$1,084,904	$3,588,409	$3,217,531

Third-party administration, net	4,692	3,499	13,176	9,881

Investment and other income, net	28,036	23,478	63,191	72,952

Total revenues	1,274,400	1,111,881	3,664,776	3,300,364

Expenses:

Health care services	944,497	830,105	2,835,702	2,549,178

Marketing, general and administrative	135,499	132,010	417,666	367,097

Litigation charge, net	151,300	—	151,300	—

Interest and other financing charges	2,685	4,234	8,653	15,519

Total expenses	1,233,981	966,349	3,413,321	2,931,794

Income before income taxes	40,419	145,532	251,455	368,570

Income tax expense	16,611	59,815	103,331	140,482

Net income	$23,808	$85,717	$148,124	$228,088

Earnings per common and common equivalent share:

Basic	$0.27	$0.88	$1.69	$2.32

Diluted	$0.26	$0.85	$1.62	$2.22

Weighted-average common shares-basic	87,784	97,248	87,729	98,189

Dilutive effect of stock options	2,965	3,886	3,881	4,424

Weighted-average common shares-diluted	90,749	101,134	91,610	102,613

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2002 and 2001
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:

Net income	$148,124	$228,088

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	16,744	15,207

Noncash income	(12,811)	—

Noncash charges	177,832	—

Deferred income taxes	(51,860)	83,053

Realized gains on sale of investments	(14,081)	(17,002)

Changes in assets and liabilities, net of balances acquired:

Premiums receivable	(3,759)	(18,758)

Other receivables	(4,873)	58,622

Prepaid expenses and other current assets	(6,800)	(168)

Medical costs payable	29,124	(9,906)

Trade accounts payable and accrued expenses	(18,232)	5,461

Unearned revenue	(46,103)	38,256

Income taxes payable	47,422	48,324

Other, net	(3,115)	1,477

Net cash provided by operating activities	257,612	432,654

Cash flows from investing activities:

Capital expenditures	(15,411)	(13,347)

Purchases of available-for-sale investments	(1,177,581)	(1,036,761)

Sales and maturities of available-for-sale investments	1,000,712	969,820

Acquisitions, net of cash acquired	(1,288)	(19,483)

Other, net	—	439

Net cash used by investing activities	(193,568)	(99,332)

Cash flows from financing activities:

Proceeds from exercise of stock options	29,352	26,239

Redemption of notes payable	(20,573)	(16,406)

Payment of withholding tax on option exercises	(24,056)	—

Purchase of treasury shares	(119,383)	(233,581)

Payments under capital leases	(1,227)	(5,563)

Net cash used by financing activities	(135,887)	(229,311)

Net increase (decrease) in cash and cash equivalents	(71,843)	104,011

Cash and cash equivalents at beginning of period	345,530	198,632

Cash and cash equivalents at end of period	$273,687	$302,643

Supplemental cash flow information:

Cash payments for income taxes, net	$106,696	$9,586

Cash payments for interest	8,241	12,499

Supplemental schedule of noncash investing and financing activities:

Unrealized appreciation of investments available for sale	42,775	25,890

Obligation under outsource agreement	—	17,306

Obligation under capital lease	13,771	—

Tax benefit realized on exercise of stock options	37,596	11,019

Cost of treasury shares associated with option exercise	57,554	—

See accompanying notes to consolidated financial statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

         The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to medical costs payable, contingent liabilities, including litigation defense costs and settlements, revenue recognition including bad debts and retroactivity and the carrying value of investments. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

         The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2001.

(2)	Acquisition of MedSpan

         On March 1, 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization, for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company has expanded its Connecticut provider network and reduced combined administrative costs through economies of scale.

         At the date of acquisition, the fair market value of MedSpan’s assets acquired and liabilities assumed was approximately $57 million and $39 million, respectively. Included in assets acquired are deferred tax assets of approximately $6 million and approximately $25.1 million of acquired intangible assets and goodwill. As discussed above, the purchase price is subject to certain adjustments that are anticipated to be finalized during the first quarter of 2003, subject to certain provisions of the acquisition agreement. At that time, amounts specifically allocated to goodwill and other acquired intangible assets will be finalized, and will likely include refinements to the value assigned to MedSpan’s commercial insured membership and hospital and physician provider network. The amortization of intangible assets with finite lives was approximately $0.6 million and $1.2 million, respectively, for the three- and nine-month periods ended September 30, 2002.

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

         The New Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal and reductions in the commitment under the Revolver upon the occurrence of certain events. During the nine months ended September 30, 2002, the Company repaid approximately $19.7 million of principal outstanding under the New Term Loan in accordance with scheduled maturities.

         Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The weighted average interest rate for the three- and nine-month periods ended September 30, 2002 were 5.17% and 5.59%, respectively, compared with 7.36% and 8.43%, respectively, for the corresponding 2001 periods. At September 30, 2002, interest expense is based on a $6.6 million tranche at 5.07% through December 13, 2002, a $62.8 million tranche at 4.99% through February 13, 2003 and a $64 million tranche at 5.19% through January 16, 2003.

(4)	Comprehensive Income

         The changes in the value of available-for-sale securities included in other comprehensive income include unrealized holding gains on available-for-sale securities of $56 million and $43.4 million for the nine months ended September 30, 2002 and 2001, respectively, reduced by the tax effects of $23.2 million and $18 million for the nine months ended September 30, 2002 and 2001, respectively, and reclassification adjustments, included in realized gains on sale of investments, of $(14.1) million and $(17.2) million for the nine months ended September 30, 2002 and 2001, respectively, reduced by the tax effects of $5.8 million and $7.1 million for the nine months ended September 30, 2002 and 2001, respectively.

(5)	Dividends from Regulated Subsidiaries

         During the nine months ended September 30, 2002 and 2001, Oxford received dividends of approximately $190 million and $246 million, respectively, from its regulated subsidiaries. In addition, during the first quarter of 2002, Oxford Health Insurance, Inc. paid a dividend of $87.3 million to its parent company, Oxford Health Plans (NY), Inc., the Company’s New York HMO subsidiary.

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

         The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiff’s claims in the securities class actions and may ultimately prevail if these matters are brought to trial. There can be no assurance, however, as to the ultimate result in this litigation. In the event the Company ultimately suffers an adverse judgment, or settles such actions prior to trial: (i) the Company would be liable to fund the entire amount of such judgment or settlement up to $161.3 million, less any amount then remaining available and collectible under the Company’s primary Directors and Officers insurance, (ii) to the extent that the amount of such judgment or settlement is more than $161.3 million and less than $383.5 million, the Company would, in addition, be liable to fund 10% of the excess over $161.3 million (90% of such amount being covered by the Company’s Excess Insurance), plus all of any amount up to $20 million not collected from Reliance, and (iii) the Company would be liable to fund the entire amount of any excess over $383.5 million. Each of the amounts of $161.3 million and $383.5 million in the preceding sentence reflects the insurance carriers’ position regarding the current Retention under the Excess Insurance. Under the Company’s interpretation of the policies, these amounts would be $155 million and $377.2 million, respectively. In the event that the Excess Insurance carriers become liable to pay any losses under the policies, the Company would be obligated to pay the carriers an additional premium of $8 million.

         On September 30, 2002, Judge Brieant agreed to hold a settlement conference on November 6, 2002 with parties to the securities class actions and the Excess Insurance carriers. In view of the inherent risks and uncertainties of litigation and the related time and expense, and in anticipation of the settlement conference, the Company has communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company has recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer less $10 million, classified as other current receivables in the Company’s September 30, 2002 consolidated balance sheet, that the Company estimates would be available and collectible under its primary Directors and Officers insurance. If a settlement is reached and the total settlement amount exceeds $161.3 million, the amount of co-payments by the Company required under the Excess Insurance policies and the amount, if any, not collected from Reliance under the Excess Insurance would depend on the terms and total amount of any settlement. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. Accordingly, the Company has not recorded a liability for any co-payments required by the Excess Insurance or any amount not collected from Reliance. Also, in the event the Excess Insurance carriers contribute any amount to a settlement, the Company would be obligated to pay the $8 million additional premium referred to above. At this time, there is no assurance that a settlement will be reached. Accordingly, the Company has not recorded a liability for the additional premium payment. There can be no assurance as to the terms of any settlement, or that the Court would approve any such settlement. If no settlement is reached and approved, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation.

         On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding. On or about October 9, 2002, the member plaintiffs filed motions for reconsideration of the Order denying class certification.

         On February 14, 2001, the Connecticut State Medical Society (“CSMS”), and four individual physicians, filed two separate but nearly identical lawsuits against the Company’s Connecticut HMO subsidiary in Connecticut state court, on behalf of all members of the CSMS who provided health care services pursuant to contracts with the Company during the period February 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the CSMS seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorneys fees and costs. The complaint filed by the individual physicians seeks compensatory and punitive damages, as well as attorneys’ fees and costs. By Memorandum dated November 30, 2001, the Court granted the Company’s motion to dismiss the purported provider class action (the McIntosh action) in its entirety. With respect to the CSMS action, by Memorandum dated December 13, 2001, the Court ruled that CSMS lacked standing to assert any claims on behalf of its member physicians, but had sufficiently alleged injury to pursue claims in its own right. On June 14, 2002, the Company filed a motion to strike the CSMS complaint for failure to state a claim for relief under CUTPA, which motion was granted on October 25, 2002.

         On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians is styled as a class action complaint. The suits assert claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorneys’ fees and costs. The complaint filed by the individual physicians seeks compensatory damages, as well as attorneys’ fees and costs. The Company has moved to compel arbitration or to dismiss both complaints.

         On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company and three other HMOs in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans and the other defendant HMOs (the “Sutter action”). The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) refusal to recognize billing “modifiers” in cases where additional medical services are required to treat more complex medical conditions; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorneys’ fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration.

         On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey chancery court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserts claims for violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The Company has moved to compel arbitration or to dismiss the complaint, and to consolidate this complaint with the Sutter action. On October 25, 2002, the Court denied the Company’s motion to consolidate the actions.

         Although the outcome of these ERISA actions and the provider actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

         On or about October 4, 2001, the Company was sued in New Jersey state court in a purported class action on behalf of all of the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey law and insurance regulations, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the case to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, which motions were recently denied by the federal court. Oxford and the other defendants have moved to dismiss the complaint under both federal and state law. The Company believes it has substantial defenses and intends to defend the action vigorously.

         On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005, as defined (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability of approximately $11.2 million for the Termination Payments, which are payable over time, and estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter. Amounts unpaid related to termination of this agreement totaling approximately $10 million are included in medical costs payable at September 30, 2002.

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

Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals, hospital systems and other providers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation, adverse judgments or other results or could expose the Company to other liabilities. The Company believes any ultimate liability associated with these legal actions, disputes and negotiations would not have a material adverse effect on the Company’s consolidated financial position.

(7)	Share Repurchase Program

         In July and November 2001, the Company’s Board of Directors approved a share repurchase program for up to $500 million of the Company’s outstanding common stock through September 2003. In September 2002, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of September 30, 2002, the Company had repurchased 16,037,600 shares of its common stock in open market transactions at a total cost of approximately $486 million. The Company had remaining share repurchase authority of approximately $265 million at September 30, 2002.

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

         In April 2002, the Company agreed with Computer Sciences Corporation (“CSC”) to conclude its five-year technology outsourcing arrangement, originally entered into in December 2000 with CSC. The original agreement included data center operations, help desk services, desktop systems and network operations. The Company and CSC have transitioned services and functions to the Company, including employment of personnel, utilization of equipment and assumption of third-party service contracts. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leases certain information technology equipment with a fair value of approximately $14 million from CSC over a term of thirty months. The Company capitalized this equipment as leased assets. As part of the conclusion of the original agreement, the Company recorded a charge of $15.5 million during the second quarter of 2002, which is included in Marketing, General and Administrative expenses. Included in this charge are $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million, recognized primarily for computer systems that will no longer be used in operations under the new agreement with CSC.

         Under the original agreement, CSC was expected to invoice the Company for base operating and capital costs totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage. Costs for equipment purchased by CSC that are used for the Company’s operations were capitalized as leased assets. For the nine-month period ended September 30, 2002, the Company expensed approximately $19.8 million for operating costs provided by CSC under the agreement. The Company believes that total administrative expenses for services to be transitioned to the Company, including equipment leases under the new agreement with CSC, will be less than those under the original agreement.

(10)	Investment in MedUnite

         The Company has invested approximately $11.3 million (approximately $1.3 million in 2002) in MedUnite, Inc. (“MedUnite”), an independent, development stage company initially conceived and financed by a number of the nation’s largest health care payors to provide claims submission and payment, referral, eligibility and other Internet provider connectivity services. MedUnite has experienced losses and negative cash flows since inception. The Company previously accounted for its investment in MedUnite under the cost method.

         In evaluating the carrying value of the Company’s investment in MedUnite at the end of the second quarter of 2002, the Company believed that realization of the investment was likely farther in the future than previously anticipated. As a result, the Company recognized an other than temporary impairment charge and adjusted its investment carrying value in MedUnite to zero during the second quarter of 2002. The $11 million impairment charge has been reflected in investment and other income, net, in the accompanying consolidated statement of income for the nine months ended September 30, 2002.

         The Company may make additional investments in MedUnite in the future, but does not believe that these investments will exceed $1 million in the aggregate. If the Company makes additional investments in the near term, such investments, depending on the facts and circumstances at that time, would likely be expensed when made.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

         We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of September 30, 2002, and the consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

         Based on our review, we are not aware of any material modifications that should be made to the financial statements as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
October 18, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of September 30,		Increase (Decrease)

	2002	2001	Amount	%

Membership (1):

Freedom, Liberty and Other Plans	1,249,800	1,149,400	100,400	8.7%

HMOs	229,000	217,200	11,800	5.4%

Total Fully Insured Commercial	1,478,800	1,366,600	112,200	8.2%

Medicare	69,600	80,300	(10,700)	(13.3%)
Self-Funded	62,700	61,000	1,700	2.8%

Total Membership	1,611,100	1,507,900	103,200	6.8%

(1)	Fully Insured Commercial membership and Self-Funded membership as of September 30, 2002 includes 36,400 members and 21,500 members, respectively, related to the acquisition of MedSpan.

The following tables provide certain selected information and revenue by product:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Selected Information:

Medical loss ratio	76.1%	76.5%	79.0%	79.2%

Administrative loss ratio	10.9%	12.1%	11.6%	11.4%

Per member per month premium revenue	$267.49	$249.00	$263.03	$246.40

Per member per month medical expense	$203.47	$190.52	$207.85	$195.22

Fully insured member months (000’s)	4,641.9	4,357.0	13,642.7	13,058.2

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Operating Revenue:

Freedom, Liberty and Other Plans	$945,995	$787,818	$2,721,173	$2,310,055

HMOs	148,424	134,169	429,438	403,624

Total Fully Insured Commercial	1,094,419	921,987	3,150,611	2,713,679

Medicare	147,253	162,917	437,798	503,852

Self-Funded	4,692	3,499	13,176	9,881

Total Operating Revenue	$1,246,364	$1,088,403	$3,601,585	$3,227,412

Results of Operations

         Overview

         The Company’s revenues consist primarily of commercial product premiums derived from its Freedom Plan, Liberty Plan and health maintenance organizations (“HMOs”), and reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for its self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment income. Since the Company provides coverage for its insured and managed care products on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot immediately be passed on to employer groups or members.

         For the three months ended September 30, 2002, the Company recorded a charge of $151.3 million, or $0.98 per diluted share, related to securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock.

         In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leased certain information technology equipment, with a fair value of approximately $14 million, from CSC over a term of 30 months. As a result of the new agreement, the Company recorded a charge of $15.5 million, which was included in Marketing, General and Administrative expenses, during the second quarter of 2002. Included in this charge were $7.8 million of negotiated termination fees, payable to CSC over 30 months, and an asset impairment charge of approximately $7.7 million recognized primarily for fixed assets that will no longer be used in operations under the new agreement with CSC.

         On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed health care organization, for cash of approximately $18.2 million, subject to adjustment for certain items. Net earnings attributable to MedSpan were negligible for the three- and nine-month periods ended September 30, 2002.

         Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The increase in medical costs payable from December 31, 2001 to September 30, 2002 primarily reflects higher levels of membership, per member per month increases in medical costs, including health care cost inflation, and improved working capital management of claims. See “Cautionary Statement Regarding Forward-Looking Statements”.

         Three months ended September 30, 2002 compared with three months ended September 30, 2001

         Total revenues for the quarter ended September 30, 2002 were $1.27 billion, up 14.6% from $1.11 billion during the same period in the prior year. Net earnings for the third quarter of 2002 totaled $23.8 million, or $0.26 per diluted share, compared with net earnings of $85.7 million, or $0.85 per diluted share, for the third quarter of 2001. For the three months ended September 30, 2002, the Company recorded a charge of $151.3 million, or $0.98 per diluted share, related to securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. In addition, pretax earnings for the third quarter of 2002 include a reduction in estimated liabilities for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years and an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans, or a total of $0.14 per diluted share. Included in pretax earnings for the quarter ended September 30, 2001 was a charge of $10 million, or $0.06 per diluted share for estimated legal expenses related to the securities class action and stockholder derivative actions pending against the Company that may not be recoverable from one of the Company’s primary directors and officers insurance carriers due to the carrier’s insolvency.

         Membership in the Company’s fully insured commercial health care programs as of September 30, 2002, excluding the effect of MedSpan, increased by approximately 75,800 members from the level of such membership as of September 30, 2001, and by approximately 70,100 members since year-end 2001. The Company believes that growth is partially attributable to product development aimed at providing a wider range of benefit plan designs to the market. The acquisition of MedSpan increased fully insured commercial membership at September 30, 2002 by approximately 36,400 members. The Company believes that the acquired MedSpan membership will likely be reduced further as the Company corrects for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

         Membership in Medicare programs decreased by approximately 10,700 members compared with September 30, 2001, and by approximately 8,200 members since year-end 2001. The overall decline in Medicare membership is primarily due to the Company’s withdrawal from Essex, Middlesex, Morris and Union Counties in New Jersey and Nassau County, New York. The Company believes that average per member reimbursement has increased due to the change in the Company’s county-specific mix of business, among other things.

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

         Total commercial premiums earned for the three months ended September 30, 2002 increased 18.7% to $1.09 billion, compared with $922 million in the same period in the prior year. The increase in premiums earned over the third quarter of 2001 is attributable to a 5% increase in member months in the Company’s commercial health care programs (excluding the acquisition of MedSpan), a 10.5% increase in weighted average commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix) excluding MedSpan, and approximately $25.2 million related to MedSpan. Commercial premium yields for the full year 2002 are expected to continue to be approximately 9 to 10% higher in the Company’s core commercial business than in the full year 2001, including the estimated effects of reductions in benefit coverage and changes in product mix.

         Premiums earned from Medicare programs decreased 9.6% to $147.3 million in the third quarter of 2002, compared with $162.9 million in the third quarter of 2001. The revenue decrease was the result of a 14.9% member month decline in Medicare programs when compared with the prior year third quarter, primarily due to the exit from Nassau County, New York and most of New Jersey effective January 1, 2002, partially offset by increases in average premium yields of Medicare programs of 6.2% due to CMS rate increases of approximately 2% and the county mix of Medicare membership.

         Investment and other income increased 19.4% to approximately $28 million for the three months ended September 30, 2002, compared with $23.5 million for the same period last year. The increase was primarily due to realized gains of approximately $8.7 million in 2002 compared with approximately $4.4 million in 2001 and the recognition of previously unearned revenue from the Company’s pharmacy benefit agreement. Partially offsetting these gains was lower investment income, as higher invested balances were offset by lower investment yields.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 76.1% for the third quarter of 2002 compared with 76.5% for the third quarter of 2001. The medical loss ratio in the third quarter of 2002 compared with the third quarter of 2001 reflects a 6.8% net increase in per member per month medical costs offset in part by a 7.4% total increase in average overall premium yield. Included in health care services expense for the three months ended September 30, 2002 are a reduction to estimated reserves for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and net favorable development of prior period medical cost estimates of approximately $9.5 million. Included in health care services expense for the three months ended September 30, 2001 was net favorable development of prior period medical cost estimates of approximately $7.1 million. For the three months ended September 30, 2002 and 2001, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $14.8 million and $14.7 million, respectively, for Graduate Medical Education and $14.9 million and $10.7 million, respectively, for hospital Bad Debt and Charity Care. The Company believes it has made adequate provision for incurred medical costs as of September 30, 2002. Changes to estimates of incurred medical costs are recorded in the period they arise.

         Marketing, general and administrative expenses totaled approximately $135.5 million in the third quarter of 2002, excluding the $151.3 million net litigation charge, compared with $132 million in the third quarter of 2001. Lower information services costs were partially offset by increased broker commissions, as a result of higher premium revenue, and increased corporate insurance costs in the current quarter.

Included in administrative expenses for the three months ended September 30, 2001 are estimated legal expenses of $10 million related to the securities class action and stockholder derivative actions pending against the Company that may not be recoverable from one of the Company’s primary directors and officers insurance carriers due to the carrier’s insolvency. Administrative expenses as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 10.9% during the third quarter of 2002 excluding the net litigation charge, compared with 12.1% during the third quarter of 2001 and 11.3% for the full year 2001.

         Interest expense decreased 36.6%, or $1.5 million, to $2.7 million in the third quarter of 2002, compared with $4.2 million in the third quarter of 2001. The Company incurred interest and other financing charges of approximately $2.3 million in the third quarter of 2002 related to its outstanding debt and capital lease obligations, compared with $3.5 million in the corresponding 2001 period. During the third quarter of 2002, the Company made approximately $6.6 million of scheduled repayments of its senior secured term loan and approximately $0.9 million of other notes. The Company’s weighted average interest rate on its long term debt for the three months ended September 30, 2002 was 5.2%, compared with 7.4% in the corresponding prior year period.

         The Company had income tax expense of $16.6 million for the third quarter of 2002 reflecting an effective tax rate of 41.1%, compared with an income tax expense of $59.8 million, or an effective tax rate of 41.1%, for the third quarter of 2001. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At September 30, 2002, the Company had deferred tax assets of approximately $131.3 million (net of valuation allowances of approximately $3.1 million), including approximately $62.2 million attributable to the litigation reserve and $6 million attributable to the acquisition of MedSpan in the first quarter of 2002. The remaining valuation allowance relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at September 30, 2002.

         Nine months ended September 30, 2002 compared with nine months ended September 30, 2001

         Total revenues for the nine months ended September 30, 2002 were $3.66 billion, up 10.9% from $3.3 billion during the same period in the prior year. Net earnings for the first nine months of 2002 totaled $148.1 million, or $1.62 per diluted share, compared with net earnings of $228.1 million, or $2.22 per diluted share, for the first nine months of 2001. The nine month period ended September 30, 2002 includes a charge of $151.3 million, or $0.97 per diluted share, related to securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. Also included in pretax earnings for the first nine months of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and the other than temporary impairment charge related to the Company’s investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. In addition, the 2002 period includes a reduction in estimated liabilities for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years and an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans, or a total of $0.14 per diluted share. Included in net earnings for the nine months ended September 30, 2001 were deferred tax valuation adjustments of $11 million, or $0.11 per diluted share.

         Total commercial premiums earned for the nine months ended September 30, 2002 increased 16.1% to $3.15 billion compared with $2.71 billion in the same period in the prior year. The year-over-year increase in premiums earned is attributable to a 9.9% increase in commercial premium yield (excluding the acquisition of MedSpan), and a 3.5% increase in commercial member months compared with the first nine months of 2001 (excluding MedSpan and including the effect of reductions in benefit coverage and changes in product mix), and approximately $64.5 million related to MedSpan. The Company believes that the acquired MedSpan membership will likely be reduced further as the Company corrects for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

         Premiums earned from Medicare programs decreased 13.1% to $437.8 million in the first nine months of 2002 from $503.9 million in the first nine months of 2001. The revenue decrease was the result of a 19.8% member month decline in Medicare programs when compared with the prior year period, primarily due to the exit from Nassau County, New York and most of New Jersey effective January 1, 2002, partially offset by increases in average premium yields of Medicare programs of 8.3% due to CMS rate increases and the county mix of Medicare membership, among other factors.

         Investment and other income decreased 13.4% to $63.2 million for the first nine months of 2002 compared with $73 million in the comparable 2001 period. The decrease was primarily due to the other than temporary impairment charge related to the Company’s investment in MedUnite of $11 million during the second quarter of 2002, a decrease in capital gains realized ($15.2 million for the 2002 nine-month period compared with $17.2 million for the comparable 2001 period) and lower investment income, the result of lower investment yields. Partially offsetting this decline was the recognition of previously unearned revenue from the Company’s pharmacy benefit agreement of approximately $11.4 million. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 4.35% in the first nine months of 2002 compared with 5.39% in the prior year period.

         Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 79.0% for the first nine months of 2002 compared with 79.2% for the comparable 2001 period. The medical loss ratio for the first nine months of 2002 versus the first nine months of 2001 reflects a 6.7% weighted average increase in premium yield offset by a 6.5% weighted average increase in per member per month medical costs (inclusive of prior period estimate changes of costs and reserves) when compared to the prior year period. Included in health care services expense for the nine months ended September 30, 2002 are a reduction to estimated reserves for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and net favorable development of prior period medical cost estimates of approximately $29.8 million. Included in health care services expense for the nine months ended September 30, 2001 was net favorable development of prior period medical cost estimates of approximately $10.5 million. For the nine months ended September 30, 2002 and 2001, pursuant to HCRA the Company expensed $42.7 million and $49.8 million, respectively, for Graduate Medical Education and $39.2 million and $31.7 million, respectively, for hospital Bad Debt and Charity Care. The Company believes it has made adequate provision for incurred medical costs as of September 30, 2002. Changes to estimates of incurred medical costs are recorded in the period they arise.

         Marketing, general and administrative expenses totaled $417.7 million in the first nine months of 2002, excluding the $151.3 million net litigation charge, compared with $367.1 million in the first nine months of 2001. Included in administrative expenses for the nine months ended September 30, 2002 are termination fees and non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million. In addition, the Company experienced increased broker commissions, as a result of higher premium revenue, and increased payroll, benefit and corporate insurance costs. Administrative expenses as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 11.6% during the nine months ended September 30, 2002, including the CSC charge and excluding the net litigation charge, compared with 11.4% during the first nine months of 2001 and 11.3% for the full year 2001.

         Interest expense decreased $6.9 million to $8.7 million in the first nine months of 2002 compared with $15.5 million in the comparable prior year period. The Company incurred interest and other financing charges of $7.3 million in the first nine months of 2002 related to its outstanding debt obligations, compared with $12.5 million in the first nine months of 2001. The Company made approximately $19.7 million of scheduled repayments of its New Term Loan and approximately $0.9 million of other notes during the nine months ended September 30, 2002. The Company’s weighted average interest rate on its long-term debt for the nine months ended September 30, 2002 was 5.59%, compared with 8.43% in the corresponding prior year period.

         The Company had income tax expense of $103.3 million for the first nine months of 2002, reflecting an effective tax rate of 41.1% for 2002, compared with $140.5 million, or 38.1%, for the 2001 period. As a result of the realization of capital gains from investment sales and an ongoing plan to harvest gains in the portfolio when practicable, the Company eliminated the valuation allowance against deferred tax assets established for capital loss carryforwards of $11 million during the second quarter of 2001.

Liquidity and Capital Resources

         As of September 30, 2002, the Company had approximately $1.47 billion in current cash and marketable securities, including approximately $242 million at the parent company. Cash provided by operations during the first nine months of 2002 was $257.6 million compared with $432.7 million for the first nine months of 2001. The change in cash flow between the two periods was the result of the timing of the receipt of the October Medicare premium (approximately $48.9 million), the collection of other receivables during 2001 (approximately $62.1 million), the payment of estimated income taxes in 2002 and the receipt of $50 million from the Company’s pharmacy benefit manager, which was included in unearned revenue at September 30, 2001.

         Capital expenditures for the first nine months of 2002 totaled $15.4 million, including approximately $5.8 million paid under its prior computer system outsource agreement, principally for computer equipment and software. In March 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company believes it will be able to expand its Connecticut network. It also expects to reduce combined administrative costs through economies of scale. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. The acquisition is intended to allow the Company, among other things, to expand offerings of its various health plans to New York, New Jersey and Connecticut based employers with employees outside the tri-state area.

         Cash used by financing activities totaled $135.9 million during the first nine months of 2002, compared with $229.3 million in the first nine months of 2001. During the first nine months of 2002, the Company repurchased 3.1 million shares of its common stock at a cost of $119.4 million, repaid approximately $20.6 million of its New Term Loan and other notes and paid approximately $24.1 million related to minimum tax withholdings on option exercises. Partially offsetting these amounts was proceeds received from stock option exercises of approximately $29.4 million. The Company anticipates the continuation of its share repurchase program, subject to market conditions. In September 2002, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through December 2003. The Company had remaining share repurchase authority of approximately $265 million at September 30, 2002.

         As of September 30, 2002, cash and investments aggregating approximately $56.4 million have been segregated in the consolidated balance sheet as restricted investments to comply with state regulatory requirements. Parent company cash is used for, among other things, capital expenditures, acquisitions, debt repayment, stock repurchases, costs of litigation and other general corporate purposes. A significant portion of parent company cash is directly dependent upon operating profits generated by the Company’s regulated operating subsidiaries and the ability to receive dividends from those subsidiaries beyond amounts that would be payable without prior regulatory approval. There is no assurance that the Company will receive regulatory approval for these future dividend payments. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At September 30, 2002, the Company’s principal HMO subsidiaries, excluding MedSpan, had statutory surplus of approximately $479.5 million, or approximately $287 million in excess of current regulatory requirements. The Company managed its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk-Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. In April 2002, the Company announced its plan to increase statutory surplus levels in its health plan subsidiaries to near 200% of CAL RBC by the end of 2002. At September 30, 2002, the Company’s statutory surplus was 198% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries. For the nine months ended September 30, 2002 and 2001, dividends of approximately $190 million and $246 million, respectively, were received by Oxford from its regulated subsidiaries. Dividends from regulated subsidiaries were higher in 2001 primarily due to the utilization of prior year net operating loss carryovers and the intention of the Company to raise levels of subsidiary capital overall in 2002. There can be no assurance that the various state regulators will grant approval for the subsidiaries to pay future dividends. With regard to MedSpan, the Company contributed $24 million in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

         In 2000, the New Jersey State legislature passed legislation entitled the “New Jersey Insolvent HMO Assistance Fund Act of 2000” that included an assessment up to $50 million on HMOs in the state proportionate to market share to be collected over a three-year period. The Company believes its portion approximated 10%. The Company paid $1.8 million in 2001 and $1.6 million in 2002 related to this assessment.

         In recent years, the states of New York, New Jersey, Connecticut and California have all enacted legislation adopting the NAIC Accounting Practices and Procedures Manual, which is composed of statutory accounting guidelines referred to as Statements of Statutory Accounting Principles (“SSAP”), effective January 1, 2001. The SSAP established a comprehensive basis of accounting to be used by insurance departments and insurers. The new guidelines did not have a material impact on the 2001 results of operations, financial condition or statutory surplus of the Company’s insurance subsidiaries.

         The Company’s medical costs payable were $648.9 million as of September 30, 2002 compared with $595.1 million as of December 31, 2001. The increase primarily reflects higher levels of membership, per member per month increases in medical costs and improved working capital management of claims. The Company estimates the amount of its IBNR reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, if any, are recorded in the period they arise.

         The liability for medical costs payable is also affected by risk transfer, shared-risk and incentive arrangements, including, without limitation, arrangements related to certain diagnostic testing, disease management and ancillary services, agreements with physician and other health care groups and the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and experience of risk-sharing providers (who may be entitled to credits from the Company for favorable experience or subject to deductions for accrued deficits). The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities. From time to time, the Company may explore other risk-transfer, shared-risk or incentive arrangements with providers and other organizations.

         The Company has risk-sharing agreements with two hospitals covering approximately 13,800 Medicare members at September 30, 2002 and 2001. One such agreement was expanded in August 2001. Premium revenue for the Medicare members covered under these agreements totaled approximately $89.1 million and $49 million, respectively. The increase in premium revenue under these agreements for the 2002 nine-month period compared with the 2001 period is the result of an increase in member months. Prior to January 1, 2002, the Company had transferred the medical cost risk for its Medicare members in certain New York counties to North Shore Long Island Jewish Health System (“North Shore”). The premium revenues recognized by the Company during the nine months ended September 30, 2001 for the approximately 20,000 Medicare members covered at that time pursuant to this agreement approximated $132 million. However, as of January 1, 2002, the Company exited the Medicare line of business in Long Island and discontinued the risk transfer agreement with North Shore in other counties. Although North Shore is obligated under the contract to pay all claims for dates of service through December 31, 2001, the Company is ultimately responsible for any claims not paid by North Shore.

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

         The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiff’s claims in the securities class actions and may ultimately prevail if these matters are brought to trial. There can be no assurance, however, as to the ultimate result in this litigation. In the event the Company ultimately suffers an adverse judgment, or settles such actions prior to trial: (i) the Company would be liable to fund the entire amount of such judgment or settlement up to $161.3 million, less any amount then remaining available and collectible under the Company’s primary Directors and Officers insurance, (ii) to the extent that the amount of such judgment or settlement is more than $161.3 million and less than $383.5 million, the Company would, in addition, be liable to fund 10% of the excess over $161.3 million (90% of such excess being covered by the Company’s Excess Insurance), plus all of any amount up to $20 million not collected from Reliance, and (iii) the Company would be liable to fund the entire amount of any excess over $383.5 million. Each of the amounts of $161.3 million and $383.5 million in the preceding sentence reflects the insurance carriers’ position regarding the current Retention under the Excess Insurance. Under the Company’s interpretation of the policies, these amounts would be $155 million and $377.2 million, respectively. In the event that the Excess Insurance carriers become liable to pay any losses under the policies, the Company would be obligated to pay the carriers an additional premium of $8 million.

         On September 30, 2002, Judge Brieant agreed to hold a settlement conference on November 6, 2002 with parties to the securities class actions and the Excess Insurance carriers. In view of the inherent risks and uncertainties of litigation and the related time and expense, and in anticipation of the settlement conference, the Company has communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company has recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer, less $10 million that the Company estimates would be available and collectible under its primary Directors and Officers insurance. If a settlement is reached and the total settlement amount exceeds $161.3 million, the amount of co-payments by the Company required under the Excess Insurance policies and the amount, if any, not collected from Reliance under the Excess Insurance would depend on the terms and total amount of any settlement. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. Accordingly, the Company has not recorded a liability for any co-payments required by the Excess Insurance or any amount not collected from Reliance. Also, in the event the Excess Insurance carriers contribute any amount to a settlement, the Company would be obligated to pay the $8 million additional premium referred to above. At this time, there is no assurance that a settlement will be reached. Accordingly, the Company has not recorded a liability for the additional premium payment. There can be no assurance as to the terms of any settlement, or that the Court would approve any such settlement. If no settlement is reached and approved, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation. The Company does not believe that future funding of the Company’s current settlement offer would have a significant impact on its capital needs or its existing share repurchase program.

         In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leased certain information technology equipment, with a fair value of approximately $14 million, from CSC over a term of 30 months. As part of the new agreement, the Company recorded a charge of $15.5 million, which was included in Marketing, General and Administrative expenses, during the second quarter of 2002. Included in this charge was $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million recognized primarily for computer systems that are no longer used in the operations under the new agreement with CSC. For the nine-month period ended September 30, 2002, the Company expensed approximately $19.8 million for operating costs provided by CSC under the agreement. The Company believes that total administrative expenses for services transitioned to the Company, including equipment leases under the new agreement, will be less than those under the previous CSC agreement.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make a variety of estimates and assumptions. These estimates and assumptions affect, among other things, the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Actual results can differ from the amounts previously estimated, which were based on the information available at the time the estimates were made.

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

Revenue recognition

         Commercial membership contracts are generally established on a yearly basis subject to cancellation by the employer group or the Company upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the period in which the Company is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from CMS on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with

CMS and could result in revenue adjustments. Premiums collected in advance of the coverage period are recorded as unearned revenue. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts, including retroactive membership adjustments, based on known activities and balances and on historical trends. All other material revenue is generated from investments.

Medical costs payable

         The Company contracts with various health care providers for the provision of medical care services to its members and primarily compensates those providers on a fee-for-service basis and makes other payments pursuant to certain risk-sharing arrangements. The Company also bears the risk of health care expenses provided to non-contracted providers who provide care that is covered under the Company’s agreements with members. Costs of health care and medical costs payable for health care services provided to members are estimated by management based on evaluations of providers’ claims submitted and provisions for IBNR. The Company’s liability for medical costs payable is also affected by risk transfer, shared risk and incentive arrangements, including, without limitation, certain diagnostic testing, disease management and ancillary services, physician and other health care groups and arrangements relating to the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) as well as the impact of incentive arrangements and reserves for estimated settlements. Levels of unpaid claims may vary based in part on working capital management. The Company estimates the provision for IBNR primarily using standard actuarial methodologies based upon historical data including the period between the date services are rendered and the date claims are received, processed and paid, denied claim activity, expected medical cost inflation, seasonality patterns and changes in membership. These estimates are reviewed by the Company’s external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. Adjustments to prior period estimates, if any, are included in the current period.

         Medical costs payable also reflects payments required by or anticipated benefits from certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools include the New York Market Stabilization Pools affecting small employer group and individual products, the New York Stop Loss Pools, the Connecticut Small Employer Reinsurance Pool and New Jersey assessments related to the individual product market. Certain of the risk allocation pools have, and in the future may be, amended in ways more or less favorable to the Company and may be the target of legal challenges by insurers or other parties. The financial impact to the Company of these risk allocation pools is a function of how the Company compares to the entire market relative to the factors defined in the regulations. This is particularly true of the New York Market Stabilization Pools. In this case, the Company considers a range of possible outcomes and establishes its liability or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. This is particularly true given the Company’s concentration of business in the individual and small group markets, which are the subject of these state health care public policy initiatives.

         Also included in medical costs payable are: (i) New York’s Graduate Medical Education (“GME”) and hospital Bad Debt and Charity Care (“BDCC”) programs, which are state health care public policy initiatives aimed at defraying the costs of other health care providers, such as hospitals; (ii) amounts due to the Company’s pharmacy benefit manager (“PBM”); and (iii) estimated liabilities for various medical contracts between the Company and certain current and former providers, some of which are currently in dispute. For a further description of the risk allocation pools and the state health care public policy initiatives referenced above, see “Cautionary Statement Regarding Forward-Looking Statements”.

         Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of September 30, 2002; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the

Company’s September 30, 2002 estimates of medical costs payable and actual costs payable, net earnings for the nine months ended September 30, 2002 would increase or decrease by approximately $3.8 million and diluted earnings per share would increase or decrease by approximately $0.04 per share.

         The following table shows the components of the change in medical costs payable for the nine months ended September 30, 2002 and 2001 (in millions):

Nine Months Ended September 30, 2002:		Amounts Relating to Claims Incurred During

	Total	2002	2001 and Prior

Balance as of December 31, 2001	$595.1	$—	$595.1

Components of health care services expense:

Estimated costs incurred	2,887.5	2,887.5	—

Estimate changes (1)	(51.8)	—	(51.8)

Health care services expense	2,835.7	2,887.5	(51.8)

Payments for health care services (2)	(2,781.9)	(2,320.7)	(461.2)

Balance as of September 30, 2002	$648.9	$566.8	$82.1

(1)	Includes approximately $22 million of estimate changes in New York Market Stabilization Pool reserves and Stop Loss Pool recoveries for New York Mandated products.

(2)	Included in 2002 payments are approximately $25.7 million of acquired MedSpan medical costs payable.

Nine Months Ended September 30, 2001:		Amounts Relating to Claims Incurred During

	Total	2001	2000 and Prior

Balance as of December 31, 2000	$612.9	$—	$612.9

Components of health care services expense:

Estimated costs incurred	2,559.7	2,559.7	—

Estimate changes	(10.5)	—	(10.5)

Health care services expense	2,549.2	2,559.7	(10.5)

Payments for health care services	(2,559.1)	(2,074.9)	(484.2)

Balance as of September 30, 2001	$603.0	$484.8	$118.2

         The components of medical costs payable were as follows at September 30, 2002 and 2001 (in millions):

		Amounts Relating to Claims Incurred During

As of September 30, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$575.9	$527.7	$48.2

Pharmacy PBM payable	24.2	24.2	—

Stabilization and stop-loss pools, BDCC and GME reserves, net	21.5	14.9	6.6

Other reserves	27.3	—	27.3

	$648.9	$566.8	$82.1

		Amounts Relating to Claims Incurred During

As of September 30, 2001	Total	2001	2000 and Prior

IBNR and medical claims reserves	$525.4	$460.5	$64.9

Pharmacy PBM payable	3.8	3.8	—

Stabilization and stop-loss pools, BDCC and GME reserves, net	34.9	12.7	22.2

Other reserves	38.9	7.8	31.1

	$603.0	$484.8	$118.2

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

Contingent liabilities

         The Company and certain of its former officers and present and former directors are currently defendants in certain securities class actions. The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiffs’ claims and may ultimately prevail if these matters are brought to trial. In view of the inherent risks and uncertainties of litigation, however, and in anticipation of a settlement conference to be held in November 2002, the Company has communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company has recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer less $10 million, classified as other current receivables in the Company’s September 30, 2002 consolidated balance sheet, that the Company estimates would be available and collectible under its primary Directors and Officers insurance. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. If a settlement is not reached, or if the Court does not approve any such settlement, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation. The Company is also subject to the litigation described in the footnotes to the consolidated financial statements and in “Legal Proceedings”.

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

Market Risk Disclosures

         The Company’s consolidated balance sheet as of September 30, 2002 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, mortgage-backed and asset-backed securities and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a high credit rating, A or higher, and maintains an average rating of AA+ on the overall portfolio.

         In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of September 30, 2002 by approximately $43.3 million and $89.4 million, respectively (compared with $40.4 million and $80 million as of September 30, 2001, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of September 30, 2002 by approximately $43.9 million and $89.4 million, respectively (compared with $38.5 million and $77.7 million as of September 30, 2001, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Legal Proceedings”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, the employer renewal process, future growth and retention of membership and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider network, future provider utilization rates, future health care costs, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, future effects of the acquisition of MedSpan on, among other things, combined administrative costs and the Company’s Connecticut provider network, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at September 30, 2002, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of risk-transfer, risk-sharing and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed Patient Bill of Rights (“PBOR”) legislation and the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and relations and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

         IBNR estimates; Inability to control health care costs

         Medical costs payable in Oxford’s financial statements include reserves for IBNR that are estimated by Oxford. The Company estimates the amount of such reserves primarily using standard actuarial methodologies based upon historical data including, among other factors, the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as required. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford’s results of operations in future periods.

         The Company’s future results of operations depend, in part, on its ability to predict and influence health care costs (through, among other things, appropriate benefit design, utilization review and case management programs, risk-transfer and risk-sharing and incentive arrangements with providers or groups of providers, including, without limitation, arrangements related to certain diagnostic testing, disease management and ancillary services, agreements with physician and other health care groups and the Company’s Medicare business generally associated with specific hospitals) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of agreements with providers or groups of providers, termination of, or disputes under, risk-transfer, risk-sharing, incentive or reinsurance arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, but not limited to, higher out-of-network utilization. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors.

         The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix, product allocation and the mix of membership and product allocation amongst the health plans and carriers in the particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs has, and continues to be, subject to change.

         Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities or potential recoveries under or from them, are constantly subject to change.

         General economic conditions

         Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to increase premiums. The state of the economy could also affect the states’ budgets, which could result in the states attempting to defray their costs through increased taxes and assessments on the programs in which the Company participates. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

         Effects of terrorism

         There can be no assurance that the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services, including, but not limited to, hospital and physician services, ancillary testing and procedures, prescriptions for drugs such as Ciprofloxacin Hydrochloride, mental health services and other services; (ii) loss of membership as the result of lay-offs or other in force reductions of employment; (iii) adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

         The effect of higher administrative costs

         There can be no assurance that the Company will be able to maintain administrative costs at current levels. The increased administrative costs of new laws or regulations, such as HIPAA or PBOR legislation, could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

         Changes in laws and regulations

         The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government laws and regulations, including, but not limited to, laws and regulations relating to cash reserves, minimum net worth, licensing, policy language and benefits, external review, payment practices, mandatory products and benefits, provider compensation arrangements, approval requirements for policy forms and provider contracts, disclosures to members and providers, security and confidentiality of health care information, premium rates and periodic examinations by state and federal agencies. State laws and regulations require the Company’s HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other payments to the Company.

         State and federal government authorities are continually considering changes to laws and regulations applicable to the Company. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering or have passed regulations relating to, among other things, mandatory benefits and products, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and infertility treatment, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. For example, New Jersey recently passed a law allowing physicians to collectively negotiate with insurance companies under certain circumstances when approved by the State Attorney General. All of these proposals would apply to the Company and could have a material adverse effect upon the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. In 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and House versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover its exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

         The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk and, in New Jersey, the insolvencies of two health care payors. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

(i)	the New York Market Stabilization Pools which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations;

(ii)	the New York Stop Loss Pools provide insurers participating in certain mandated programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

(iii)	the Connecticut Small Employer Reinsurance Pool and the Health Reinsurance Association require Connecticut health plans to contribute to reinsurance pools in return for being allowed to cede high risk individuals or groups to the pool so that the cost of that individual or group will be allocated among all the health plans based on market share;

(iv)	the New Jersey Individual Insolvent HMO Assistance Fund Act of 2000 requires all New Jersey HMOs to contribute, collectively in proportion to market share, over a three-year period beginning in 2000, up to $50 million to a limited purpose trust fund to help cover the insolvencies of two HMOs; and

(v)	The New Jersey Individual Health Coverage program which assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

         The state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under the Health Care Reform Act, including the requirement that payors pay an assessment toward hospital GME and BDCC.

         Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are constantly subject to change.

         Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality will become effective in April 2003. Also as part of HIPAA, the U.S. Department of Health and Human Services has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those plans that file an application by October 2002. The Company has filed its application. The cost of complying with HIPAA is likely to be significant. The Company currently estimates its incremental costs for HIPAA compliance to be less than $5 million in 2002, but believes that it will incur additional costs in 2003 and beyond. The Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

         The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those governed by the Securities and Exchange Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange (“NYSE”). The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations which affect or could affect the Company. These changes could increase the Company’s costs of doing business or could expose the Company and its officers and directors to additional potential liability.

         In addition, the Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Any changes to GAAP could affect the Company’s results of operations.

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

         Matters affecting Medicare business

         Premiums for Oxford’s Medicare programs are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care service expenses for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Given the current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may have to decrease its Medicare membership by, among other things, reducing benefits, altering its provider network and exiting additional counties. For example, the Company withdrew from the Medicare market in Nassau County in New York and from all but one New Jersey county effective January 1, 2002. Any Medicare risk agreements entered into by Oxford could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the risk contractor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, the Company’s Medicare results of operations and, ultimately, the Company’s ability to remain in Medicare programs. Oxford’s Medicare programs are subject to certain additional risks compared to commercial programs, such as substantially higher comparative medical costs and higher levels of utilization.

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

         Health care provider network

         The Company is subject to the risk of disruption in its health care provider network. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. The Company is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such negotiations, hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. These disputes could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with new legislation in New Jersey and proposed legislation in other states that provides or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

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

         Negative HMO publicity and potential for additional litigation

         The managed care industry, in general, has received significant negative publicity and does not have a positive public perception. This publicity and perception have led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members and providers commenced against certain large, national health plans, and against the Company, has resulted in additional negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. These factors may adversely affect the Company’s ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company’s results of operations.

         Concentration of business

         The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 75% of its Tri-State commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 12.2% of premiums earned during the nine months ended September 30, 2002. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Risk Disclosures.”

Item 4. Controls and Procedures

         Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this quarterly report, the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers’ evaluation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

         As a result of the October 27, 1997 decline in the price per share of the Company’s common stock, the Company is the subject of certain legal proceedings and investigations, including (a) a securities class action in the United States District Court for the Southern District of New York alleging, among other things, that the Company, several current and former directors and officers of the Company and the Company’s former independent auditors failed to disclose material information regarding changes in the Company’s computer system and the Company’s membership, enrollment, revenues, medical expenses and ability to collect on its accounts receivable, and (b) an investigation by the New York State Attorney General “in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities.

         On October 22, 2002, in view of the inherent risks and uncertainties of litigation and the related time and expense, and in anticipation of an upcoming November 2002 settlement conference, the Company announced (i) that it had communicated to the plaintiffs in the securities class action and the Excess Insurance carriers the Company’s willingness to pay $161.3 million and (ii) the Company’s third quarter 2002 net charge to earnings of $151.3 million related to the securities class action. For a full description of these matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

         Further, the Company has been sued (i) in a federal class action grounded in ERISA claims, (ii) by the Connecticut Attorney General’s office on similar claims, (iii) in a Connecticut action led by the Connecticut State Medical Society based, among other things on Connecticut Unfair Trade Practices Law claims, (iv) in two New York actions led by the Medical Society of the State of New York and a purported class action brought by three individual physicians based on New York General Business Law claims, among other things, (v) in a purported class action on behalf of all New Jersey members in connection with the subrogation provisions in the members’ certificates, (vi) in a New Jersey Action led by the Medical Society of New Jersey based upon the New Jersey Prompt Pay Act and Consumer Fraud Act, among other things; and in a purported class action on behalf of all New Jersey providers based upon the New Jersey Prompt Pay Act and Consumer Fraud Act, among other things. The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2001 and in its Forms 10-Q for the quarters ended March 31 and June 30, 2002.

         With regard to the federal ERISA class action (“Patel” action) and the action by the Connecticut Attorney General on similar claims, on November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding. On or about October 9, 2002, the member plaintiffs filed motions for reconsideration of the Order denying class certification.

         With regard to the New Jersey class action, on October 25, 2002, the Court dismissed the case and granted the Company’s motion to compel arbitration. With regard to the Connecticut State Medical Society action, on October 25, 2002, the Court granted the Company’s motion to strike and dismissed the case.

         The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers, including various hospitals, hospital systems and other providers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation, adverse judgments or other results or could expose the Company to other liabilities.

         The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries and with respect to its business and operations in general in the states where it conducts business.

Item 2. Changes in Securities and Use of Proceeds

         See information contained in notes 3, 4 and 7 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Item 5. Other Information

         In July, the Company received a comment letter from the SEC commenting on its 2001 Form 10-K, as filed in February 2002, primarily focusing on supplemental disclosure issues. In consultation with its external counsel and auditors, the Company prepared and filed a response to the SEC in which management indicated that it would include certain supplemental disclosures in its second quarter Form 10-Q and/or the Form 10-K for 2002. Based on supplemental correspondence and discussion with the SEC, the Company believes that the SEC has concluded its review of the Company’s responses to the comments and does not believe that it will be required to restate its financial statements or amend its 2001 Form 10-K for these matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant

3(b)	Amended and Restated By-laws of the Registrant

10(a)	Employment Agreement, dated as of September 30, 2002, between the Registrant and Charles G. Berg

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

(b)	Reports on Form 8-K

In a report on Form 8-K dated and filed on September 19, 2002, the Company reported, under Item 5. “Other Events”, the retirement plans of its Chief Executive Officer, Norman C. Payson, M.D. and an increase in the Company’s share repurchase authority.

In a report on Form 8-K dated and filed on August 2, 2002, the Company reported, under Item 9. “Regulation FD Disclosure”, the filing with the Securities and Exchange Commission of its Chief Executive Officer’s and Chief Financial Officer’s Statements Under Oath Regarding Facts and Circumstances Relating to Exchange Act Filings.

In a report on Form 8-K dated and filed on July 25, 2002, the Company reported, under Item 5. “Other Events”, its settlement of certain matters with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC. (Registrant)

October 29, 2002 Date	/s/ MARC M. KOLE Marc M. Kole, Senior Vice President of Finance and Chief Accounting Officer

CERTIFICATIONS

I, Norman C. Payson, M.D., Chairman and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and to the audit committee of the board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 29, 2002

		/s/	NORMAN C. PAYSON, M.D Norman C. Payson, M.D. Chief Executive Officer

I, Kurt B. Thompson, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed to the registrant’s auditors and to the audit committee of the board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The other certifying officer and I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 29, 2002

		/s/	KURT B. THOMPSON Kurt B. Thompson. Chief Financial Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Index to Exhibits

Exhibit Number	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q/A for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)

10(a)	Employment Agreement, dated as of September 30, 2002, between the Registrant and Charles G. Berg*

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

*	Filed herewith