Form 10-K
period 2002-12-31
OXFORD HEALTH PLANS INC
filed 2003-02-07
CIK 865084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-16437

Oxford Health Plans, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-1118515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut (Address of principal executive offices)	06611 (Zip Code)

(203) 459-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      As of February 4, 2003, there were 83,876,553 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was approximately $2,683,700,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III)

PART I

Item 1.	Business

General

      Oxford Health Plans, Inc. (“Oxford” or the “Company”), incorporated under the laws of the State of Delaware on September 17, 1984, is a health care company providing health benefit plans primarily in New York, New Jersey and Connecticut. The Company recently began limited expansion into Pennsylvania and Delaware. The Company’s product line includes its point-of-service (“POS”) plans, health maintenance organization plans (“HMOs”) and preferred provider plans (“PPOs”) offered to groups, individuals and Medicare beneficiaries. The Company’s product line also includes third-party administration of employer-funded benefit plans (“self-funded health plans”). The Company’s principal executive offices are located at 48 Monroe Turnpike, Trumbull, Connecticut 06611, and its telephone number is (203) 459-6000. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

      The Company offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. (“Oxford NY”), Oxford Health Plans (NJ), Inc. (“Oxford NJ”), Oxford Health Plans (CT), Inc. (“Oxford CT”) and MedSpan Health Options, Inc. (“MSHO”), and through its insurance subsidiaries, Oxford Health Insurance, Inc. (“OHI”) and Investors Guaranty Life Insurance Company (“IGL”). OHI does business under accident and health insurance licenses granted by the Departments of Insurance of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania. In May 2001, the Company acquired all of the outstanding stock of IGL, a domestic California insurance company licensed to write annuity, life and health insurance policies in many states. In March 2002, the Company acquired MedSpan, Inc. (“MedSpan”), the parent company of MSHO.

      The Company is not dependent on any single employer or group of employers, as the largest employer group contributed less than 1% of total premiums earned during 2002 and the ten largest employer groups contributed approximately 4% of total premiums earned during 2002. The Company’s Medicare revenue under its contracts with the federal Centers for Medicare and Medicaid Services (“CMS”) represented approximately 12.1% of its premium revenue earned during 2002.

Company’s Future Strategy

      The Company’s strategy for the year 2003 is focused on four main areas: (1) developing new products and benefit designs to meet the changing needs of customers in the Company’s markets, (2) modest geographic expansion, primarily to contiguous markets, (3) continuing efforts to impact health care affordability by managing health care costs through a variety of initiatives, and (4) achieving administrative efficiencies by, among other things, increasing the level of electronic transactions and automation throughout the Company.

Health Benefit Plans

Overview

      The Company’s product lines include HMO, POS, and PPO indemnity and self funded health plans with a full-spectrum of cost-share options and plan designs to meet the diverse needs of its group, individual and Medicare customers. For most of these products, the benefits to the members and the reimbursement to the providers can be affected by whether the services are provided by a “network participating provider” or a “non-participating provider.” A network participating provider generally is one that has entered into a contractual arrangement with Oxford to, among other things, accept certain pre-established compensation for services rendered to Oxford members. Non-participating providers are generally those that are not under contract with Oxford and, accordingly, such non-participating providers have not agreed to any set level of compensation. The contractual arrangements with the Company’s various health care providers are described below under “Provider Arrangements”. Oxford currently has two commercial networks of participating providers both of which include physicians, hospitals and ancillary health care providers that serve New York, New Jersey and Connecticut (the “Tri-State Area”) employers. The first is the Freedom network, which is Oxford’s largest network of providers. The Company believes that the size and quality of the providers in the

Freedom network is one of its primary competitive advantages. The second network is the Liberty network, which is smaller than the Freedom network, and is not offered in Connecticut. The Company believes that the Liberty network is competitive in size and quality to networks of certain other health plans in the metropolitan New York City and New Jersey area. The network for Medicare is smaller because some providers that participate in the Freedom and Liberty networks do not participate in Medicare. Lastly, Oxford covers certain out-of-area employees of Tri-State Area employers. The benefits provided to these out-of-area employees are provided on an in-network and out-of-network basis, with the in-network portion being served by a network of providers under contract with independent provider network companies that, in turn, have contracted with Oxford. The networks of these independent provider network companies occasionally serve Oxford covered employees of Tri-State Area employers.

      The provisions in each of the Company’s health benefit plans vary regarding whether the member can receive coverage for services from non-participating providers, what the financial impact to the member of doing so will be and what benefits may be available to the member from a non-participating provider. Most of the Company’s plans are available with either the Freedom network or the Liberty network as the primary network for purposes of determining whether a provider is participating or non-participating for that particular plan. The selection of the Liberty network by an employer group usually results in lower premiums than selection of the Freedom network. Under most of the Company’s products, the benefits and corresponding costs, such as copayments, coinsurance and deductibles to the members are affected by whether the services are provided by a participating or a non-participating provider. For example, in Oxford’s POS plans described below, services rendered by a participating physician are generally subject to lower member cost-sharing (copayments, coinsurance and deductibles) than benefits obtained from non-participating providers. The result is that services rendered by non-participating providers will typically result in higher-out-of-pocket costs for members. Further, certain benefits are only available through participating providers.

      Certain factors, such as choosing the Freedom network rather than the Liberty network, the member’s need to obtain referrals from their primary care physician (“PCP”) before seeing a specialist and the level of copayments, deductibles and coinsurance, all affect the premium cost of the benefit plan purchased. As employer groups have become more sensitive to cost, the Company has developed new products that reduce the cost to the employer by increasing copayments, coinsurance and deductibles and otherwise shifting certain costs to members.

      The Company’s HMO membership was approximately 226,600 at December 31, 2002, compared with 218,200 members at December 31, 2001. The Company’s POS, PPO and other commercial membership was approximately 1,252,900 at December 31, 2002, compared with 1,154,100 at December 31, 2001. The Company’s Medicare membership was approximately 70,100 at December 31, 2002, compared with 77,800 at December 31, 2001. Lastly, the Company’s self-funded membership was approximately 51,900 at December 31, 2002, compared with 60,000 at December 31, 2001.

      Provided below are brief descriptions of each of the Company’s main product types. These descriptions are general in nature and the actual benefits provided to any particular member may vary depending on the specific terms of such member’s certificate of coverage.

Insured Products

HMO Plans

      Oxford’s HMO plans provide comprehensive health care benefits through the Company’s participating network providers. HMO plans are designed to offer cost-efficient health care coverage. Under most of the Company’s HMO plans, HMO members are required to select a PCP who, generally, is responsible for certain preventative and primary medical services and for coordinating the member’s care. Typically, in order to receive coverage for seeing a participating specialist, an HMO member must receive a referral from the PCP.

POS Plans

      Oxford’s POS plans, primarily marketed under the names Freedom Plan® and Liberty Plansm, combine the benefits of Oxford’s HMOs with certain of the benefits of Oxford’s indemnity health insurance by covering services provided by non-participating providers. These plans give members the option of accessing HMO-style benefits through participating providers, typically including abiding by established provisions relating to PCP selection, referrals and utilization management, or of accessing indemnity-style benefits with the commensurate variation in member cost-sharing (copayments, coinsurance and deductibles) and benefits available to the member.

PPO Plans

      Oxford’s PPO plans allow members to obtain coverage for services from participating providers or from non-participating providers. Generally, PPO plans do not require that PCP referrals be obtained in order for the member to see a specialist. As with POS plans, in PPO plans services rendered by participating providers are subject to lower member cost-sharing than benefits obtained from non-participating providers.

Other Plans

      Oxford has recently begun to offer indemnity-type plans to a targeted market that do not distinguish between participating and non-participating providers. Under these plans, the benefits available, and the coverage therefore, are the same whether the member sees a participating or a non-participating provider, although the member is still subject to coinsurance, deductibles and other cost-sharing.

     Individuals

      Oxford provides HMO, POS and PPO health care products to individuals in New York and New Jersey. In New York, regulations require HMOs in the community-rated small group market to offer HMO and POS coverage with mandated benefits (the “New York Mandated Plans”). Oxford continues to cover individuals in New York under a grandfathered POS plan, which is closed to new membership. Oxford also offers a product to persons eligible for the Healthy New York Program. Members of the New York Mandated Plans have access to the Liberty network of providers and the members of the grandfathered plan are served by the Freedom network. In New Jersey, Oxford offers both an HMO and PPO product, providing access to the Liberty network to individuals.

     Medicare

      The Company offers Medicare plans, marketed primarily as Oxford Medicare Advantagesm, to Medicare eligible individuals through its New York, New Jersey and Connecticut HMO subsidiaries.

      Given current public policy and the fact that Medicare premiums are not forecasted to keep up with the cost of health care, the Company offers Medicare plans only in those counties within the Tri-State Area where it can do so profitably while offering viable Medicare plans to its members. For 2003, the Company has committed to offering such Medicare plans in New York, Kings, Richmond, Queens and Bronx Counties in New York, Hudson County in New Jersey and New Haven County in Connecticut. Depending on future funding of Medicare, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties.

     Self-Funded Health Plans

      Oxford offers self-funded health plans to employers who wish to retain insurance risk for health care costs. Oxford assumes no insurance risk for the cost of health care for these contracts and receives a monthly fee for its administrative services such as underwriting, actuarial services, medical cost management, claims processing and other related administrative services.

Marketing and Sales

      Oxford distributes its products through several different internal channels, including direct sales representatives, business representatives, the Internet, telemarketing representatives and executive account representatives as well as through external insurance agents, brokers and consultants.

Internal Representatives

      Direct sales representatives sell the Company’s HMO, POS, PPO and self-funded plans directly to employers. The direct sales force is organized into units in each of the Company’s regions with sales executives responsible for each direct sales unit. There is also a direct telemarketing unit. The Company also maintains a Medicare sales force that sells directly and via telephone to Medicare beneficiaries. The Company’s marketing department develops television and print advertising, as well as direct mail programs and marketing collateral materials for use by the direct sales force, Medicare sales force and independent brokers, agents and consultants.

      The Company maintains regional executive account representatives who work directly with employer groups generally exceeding 500 lives as well as accounts maintained by consultants. The Company also maintains staff who are responsible for business opportunities associated with inbound inquiries from prospective members and group accounts. Account managers are responsible for servicing employer accounts sold directly or through a broker or agent. These account managers are the principal administrative contact for employers and their benefit managers by, among other things, conducting on-site employee meetings and by providing reporting and troubleshooting services.

Independent Insurance Agents and Brokers

      The primary distribution system for the group health insurance industry in the Company’s service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 11,500 independent insurance agents and brokers as of December 31, 2002, who are paid a commission on sales. The Company maintains regional broker business unit representatives who work directly with the independent agents and brokers. The Company also provides service to independent agents and brokers via the Internet. Independent insurance agents and brokers have been responsible for a significant portion of Oxford’s commercial group enrollment, and the Company expects to continue using independent insurance agents and brokers in its marketing system in the future. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers, and that utilization of this distribution system is an integral part of a successful marketing strategy in the region. However, no assurance can be given that the Company will continue to be able to maintain as large a distribution system of independent insurance agents and brokers as it has in the past.

Oxfordhealth.com

      The Company’s website, www.oxfordhealth.com, provides on-line access to the Company for members, brokers, employer groups and providers. During 2002, the Company’s customers continued to increase their use of the Company’s website and its functionalities. The Company anticipates that features such as its on-line pre-certification for providers and the on-line renewal of group policies for brokers and employer groups will streamline our customers’ workflow and make it easier to do business with us. The Company currently has numerous on-line transaction or inquiry functions available on its website. Through oxfordhealth.com, prospective enrollees, benefit administrators and brokers can view, among other things, possible benefit packages, obtain rate quotes and enroll members in certain products. However, because of certain regulatory restrictions, not all functions are available in all markets or for all products.

Provider Arrangements

Physicians

      Oxford’s Freedom network of participating providers consists of approximately 53,000 independently contracted physicians and other providers (compared with approximately 49,600 in 2001), of which approximately 30,200 are in New York, 14,500 are in New Jersey and 8,300 are in Connecticut. These participating providers maintain approximately 72,000 office locations, of which 40,000 are in New York, 20,000 are in New Jersey and 12,000 are in Connecticut. The majority of Oxford’s participating physicians have contracted individually and directly with Oxford, although Oxford also has contracts with physician organizations, individual practice associations (“IPAs”) and physician medical groups.

      Exclusive of certain cost containment arrangements described in “Managing Health Care Costs” below, Oxford compensates its participating physicians primarily based on a variety of fixed fee schedules, under which physicians receive payment for specific covered procedures and services.

      The Company believes that its practice of inviting physician participation into its clinical policymaking activities and obtaining physician input concerning its programs strengthens its relations with the physician community. A panel of physicians and local specialty societies have been involved in the development of the Company’s utilization management policies. In addition, the Company has over 100 practicing physicians from its service areas participating on committees that advise the Company on the development of treatment and payment policies.

Hospitals

      The Company has contracts with approximately 240 hospitals in its New York, New Jersey and Connecticut service areas providing for inpatient and outpatient care to the Company’s members. The Company generally reimburses hospitals under these contracts based on negotiated per diems, diagnostic related groupings (“DRGs”), case rates and fee schedules and, to a lesser extent, at prices discounted from the hospital’s billed charges. The Company believes that the rates in these contracts are generally competitive.

      The Company has numerous multi-year agreements with hospitals and hospital systems that are designed to provide predictability with respect to hospital costs and is currently negotiating with other hospitals and hospital systems for similar multi-year arrangements. The Company estimates that approximately 21% of contracted hospital spending will require renegotiation during 2003. In addition, there has been significant consolidation among hospitals in the Company’s service area, which tends to enhance the combined entity’s bargaining power with managed care payors. As a result, the Company has the risk that certain hospitals may seek higher rates or seek to impose limitations on the Company’s utilization management efforts. The Company is routinely engaged in negotiations with various hospitals and hospital systems and, in connection therewith, such hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreements with the Company as part of their negotiation strategy. The Company cannot guaranty that it will be able to continue to secure multi-year agreements in the future. See “Cautionary Statement Regarding Forward-Looking Statements”.

Ancillary Providers

      The Company’s Freedom and Liberty networks include over 4,000 ancillary providers and facilities for such services as home health and hospice care, skilled nursing, dialysis and radiation treatment, family planning and fertility, behavioral health, occupational, speech, infusion and physical therapy, sub-acute care, imaging and related services. The Company also has contracts for the provision of certain equipment or treatment aids such as durable medical equipment, orthotics and prosthetics to the members of its subsidiary health plans.

Managing Health Care Costs

      The Company’s medical management program establishes clinical policies and procedures that govern payment policy and medical management processes and assesses the clinical appropriateness of certain hospital inpatient, hospital outpatient, ancillary, professional and pharmaceutical services to ensure that payments for medical services are made in accordance with the Company’s certificates of coverage for its health plans. The Company’s medical management policies, procedures and programs are developed in a variety of ways including using the clinical guidance of registered nurses and physicians, established clinical practice guidelines, community norms and other consensus guidelines or standards.

      The Company manages the utilization of medical services through a variety of programs including: referral management, precertification management, concurrent review of inpatient services, complex case management, physician profiling, provider credentialing and privileging and retrospective claim review. These programs are administered by Oxford personnel and, in certain cases, by independent administrative services or utilization review organizations. When the Company delegates the responsibilities relating to utilization management to a third party, it retains final decision-making authority on coverage issues by retaining control over denials, limitations of coverage and appeals. The Company also supervises program administration through oversight and program audits.

      The Company’s claim review program incorporates a process that compares services rendered by participating physicians to independently developed patterns of treatment standards to identify procedures that were not consistent with a patient’s diagnoses, as well as other billing irregularities. Separate claims auditing systems are utilized for certain hospital DRG payments and other surgical payments. Oxford also monitors hospital claims through pricing reviews, medical chart audits and on-site hospital reviews. Oxford’s claim auditing programs seek to identify aberrant physician billing practices. The Company’s ability to apply all available cost control measures is limited by regulatory considerations, the threat of litigation or liability concerns, operational and systems issues and relationships and arrangements with hospitals, physicians and other providers.

      To mitigate retrospective denial of inpatient payments for health care services, improve communication and enhance customer service and improve relationships with hospitals, the Company maintains its Day of Service-Decision Making program (the “DOS Program”). The DOS Program involves the Company in making payment certification decisions about continued hospital stays generally at least a day in advance so the hospital is advised if additional hospital days will likely be authorized and can, therefore, more appropriately manage post-hospital care programs. As a result of the DOS Program, the Company’s use of retrospective denials of hospital days has generally ceased except with respect to weekends and holidays when hospital and Oxford utilization management personnel do not review cases, or in unusual circumstances. The Company believes that its DOS program has generally led to better relationships with hospitals. The Company’s DOS Program is primarily focused on coverage when hospitals are compensated on a per diem basis. There can be no assurance that the DOS Program will be applied to contracting hospitals that are compensated on the basis of case rates and DRGs; or that, even if applied, there would be no modifications to the DOS Program for these hospitals.

Capitation and Risk Transfer Arrangements

      The Company has agreements with various entities covering, among other things, laboratory, radiology, physical therapy, orthopedic, chiropractic, post-acute care management, rare disease management and congestive heart failure disease management services. These agreements are structured to mitigate the Company’s exposure to medical cost trend while continuing to cover medically necessary services. These agreements generally include provisions intended to maintain or enhance the quality of care delivered to the Company’s members. The aggregate effect of such agreements in 2002 was to reduce the Company’s costs for covered services that, in part, contribute to the Company’s ability to minimize the net increase in its total medical costs. The Company believes such agreements will assist it in minimizing 2003 medical cost increases, but there can be no assurances that all of these arrangements will be successful in containing medical costs or will continue throughout 2003.

      The Company’s agreement for the management of orthopedic services covers fully insured commercial members through November 2004. Pursuant to this agreement, the vendor performs utilization management services and pays claims for certain participating providers. The arrangement is secured by a reinsurance agreement. In December 2002, the Company entered into a five-year agreement under which an independent third party vendor provides certain administrative services relating to the provision, utilization review and processing of claims for chiropractic services, received by Tri-State Area commercial members. The vendor assumes certain risk under the arrangement for costs above a predetermined target. In addition, the Company entered into an agreement in 2002 with a vendor for disease management of members with congestive heart failure. The arrangement includes monitoring of high risk members through electronic equipment in their homes, coordination of care and member education. The Company also has in place agreements covering laboratory and radiology services. Under these agreements, the Company’s exposure for specified procedures is generally at a negotiated aggregate per member per month cost which is less than the Company’s anticipated costs for such services based on historical cost and trend factors. The radiology agreement has been extended through April 30, 2006, subject to regulatory approval, and the laboratory agreement expires on December 31, 2004.

      The Company has a five-year agreement with Merck-Medco, effective January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries provides pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. The Company also has an alliance agreement with Merck-Medco under which the Company has furnished and will continue to furnish de-identified claim information to the vendor as well as strategic consultative services to Merck-Medco over the term of the agreement.

Medicare Risk Sharing Agreements

      In an effort to control increasing medical costs in its Medicare programs, the Company currently has certain risk-share agreements in effect with two hospitals and with a physician group, whereby the hospitals and physician group assume certain risks for medical costs. Premium revenues for the Medicare members covered under these agreements totaled approximately $189 million in 2002 and $149 million in 2001 for approximately 22,650 members in 2002 and 21,100 members in 2001. The Company is continuing to explore other risk-sharing or risk-transfer opportunities relating to its remaining Medicare members with providers and other organizations.

      Implementing Medicare risk-sharing contracts involves various risks and operational challenges, and there can be no assurance that these contracts will be successful in controlling the Company’s future costs. Moreover, cost savings under these agreements are achieved in certain instances through alternative physician arrangements and more targeted utilization review programs, all of which may adversely affect member and provider satisfaction with the Company’s Medicare plans. These arrangements are also subject to compliance with risk-sharing regulations adopted by CMS and the States of New York and New Jersey that require disclosure and reinsurance for specified levels of risk-sharing. See “Cautionary Statement Regarding Forward-Looking Statements”.

      The agreements discussed in “Managing Health Care Costs” all require the Company to undertake various obligations, including changes to its medical management policies and internal business procedures, some of which require computer programming, alteration of existing referral patterns, as well as regulatory approvals, among other items. Because of the complexity of its medical delivery system, disputes sometimes arise in the normal course of business over the degree of the Company’s satisfaction of its or the entities various obligations under these cost-containment agreements. The Company also bears the risk of non-performance or default by the parties to such cost-containment arrangements.

Government Regulation

      The Company and its HMO and insurance subsidiaries are subject to substantial federal and state laws and regulations, including licensing and other requirements, relating to the offering of the Company’s existing products in new markets and offerings of new products, which may restrict the Company’s ability to expand its business. The failure of the Company or its subsidiaries to comply with existing or future laws and regulations could materially and adversely affect the operations, financial condition and prospects of the Company. The description below of existing and proposed federal and state laws and regulations that affect the Company and its subsidiaries is only a summary of, and does not purport to be a complete description of, all such laws and regulations.

State and Federal Regulation

      Oxford’s HMO and insurance subsidiaries are licensed to operate by the insurance departments, and, in some cases, health departments, in the states in which they operate. Federal and state laws and regulations impose substantial requirements on the Company’s HMO and insurance subsidiaries regarding such matters as licensure, provider networks, medical care delivery and quality assurance programs, provider contracts (including but not limited to contracts that involve risk sharing or transfer), certain administrative services contracts, approval of contracts with health care providers and administrative services providers, claims payment standards, minimum coverage obligations, including mandatory benefits, policy language, mandatory product offerings, utilization review standards and procedures, including internal and external member and provider appeals and financial condition, and disclosures to members and providers. In addition, the Company and its HMO and insurance subsidiaries are subject to state and, with respect to Medicare participation, federal laws and regulations relating to financial requirements and regulations relating to premium rates, loss ratios, cash reserves, minimum net worth, participation in certain state-wide risk spreading pools among insurers, and transactions between affiliated companies, including dividends. Recently enacted state and federal laws and regulations impose additional requirements on the Company and its HMO and insurance subsidiaries relating to security and confidentiality of health care information. As part of the regulatory process, the Company and its HMO and insurance subsidiaries are required to file periodic reports with the relevant state agencies and contain requirements relating to, among other things, operations, premium rates and covered benefits, financial condition and marketing practices.

      The Company and its HMO and insurance subsidiaries are also subject to state laws regarding insurers and HMOs that are subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and the holding company or its other subsidiaries require notification to, or the approval of, one or more state insurance or health departments. These laws also require prior regulatory approval for any change of control of an HMO or insurance subsidiary. For purposes of these laws, generally “control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of an entity. Control is presumed to exist when a person, group of persons or entity acquires the power to vote 10% or more of the voting securities of another entity.

      The Company’s HMO and insurance subsidiaries are subject to periodic examination by the applicable state regulatory authorities. From time to time, the Company has routine discussions with such state regulatory authorities regarding, among other things, the application of actuarial methodologies. For a description of recent examinations, see “Legal Proceedings — State Insurance and Health Departments”.

      The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk and, in New Jersey, the costs associated with the insolvencies of two health care payors. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

•	the New York Market Stabilization Pools which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations;

•	the New York Stop Loss Pools provide insurers participating in certain mandated programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

•	the Connecticut Small Employer Reinsurance Pool allows Connecticut health plans to purchase low deductible stop-loss coverage from the Reinsurance Pool for individuals and/or groups ceded by the plans to the Reinsurance Pool. Plans are also assessed based on market share to cover Reinsurance Pool losses, which have commonly occurred in years past. The Health Reinsurance Association provides for assessments of health plans to cover pool losses related to individual conversions from group coverage or plans;

•	the New Jersey Individual Insolvent HMO Assistance Fund Act of 2000 required all New Jersey HMOs to contribute, collectively in proportion to market share, over a three-year period beginning in 2000, up to $50 million to a limited purpose trust fund to help cover the costs associated with the insolvencies of two HMOs; and

•	the New Jersey Individual Health Coverage program, which assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

      The state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under the Health Care Reform Act (“HCRA”), including the requirement that payors pay assessments to assist in the funding of hospital Graduate Medical Education (“GME”) and Bad Debt and Charity Care (“BDCC”). HCRA and the GME and BDCC assessments must be re-authorized by July 1, 2003. The state of the economy has affected the states’ budgets, which could result in the states attempting to defray these costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs. In New York, the Governor’s proposed 2003-2004 fiscal budget proposes, among other things, a doubling of the premium tax, a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 30% increase in the assessment for the Department of Insurance and the Department of Health budgets (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover its exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the proposed New York State budget, when enacted.

      Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are constantly subject to change.

      The Company’s ability to set or increase premium rates, including commissions, on its products is subject to state regulation and interpretation by regulators. Depending on the state and the product, the Company is generally required to either file the rates with and obtain approval from the applicable regulatory authority, or file the rates with the applicable regulatory authority without required approval. In certain limited situations, no filing is required and premium rate changes can be implemented immediately.

      During the past several years, New York, New Jersey, Connecticut and other states where the Company does business have enacted significant pieces of legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, including infertility and clinical trials, state funding pools, prompt payment and provider contract requirements. These states also passed legislation governing the prompt payment of claims that requires, among other things, that health plans pay claims within certain prescribed time periods or pay interest ranging from 10% to 15% per annum plus penalties. The Company has incurred interest and penalties for late payment of claims in the past and may incur additional prompt pay fines in the future. See Legal Proceedings — State Insurance and Health Departments.

      In 2001, New Jersey passed a law that allows members to sue their health insurance plan for injuries caused by negligence, including delay, in making coverage decisions. Although the law requires members to exhaust the plan’s internal appeal process as well as the external appeal process, this law could expose the Company to additional litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate its ultimate exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such litigation, if it occurs.

      In January 2002, New Jersey passed a law that gives the New Jersey Attorney General the authority to regulate the process by which physicians may jointly negotiate with health plans over fees and other contractual provisions. This law expires in April 2008. The Company cannot predict the ultimate impact of this law on its business and results of operations in future periods. Other states, as well as the federal government (as described below), are considering passing similar laws.

      Federal laws which govern the Company’s business and which significantly affect its operations include, among others:

•	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was promulgated to (i) ensure portability of health insurance to certain individuals, (ii) guarantee availability of health insurance to employees in the small group market (iii) prevent exclusion of individuals from coverage under group plans based on health status, and (iv) develop national standards for the electronic exchange of health information. In furtherance of the latter, the U.S. Department of Health & Human Services (“DHHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. Under these rules, health plans, clearinghouses and providers will now be required to (a) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final privacy rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA privacy rules could expose the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality will become effective in April 2003. Also as part of HIPAA, DHHS has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those health plans, including the Company, that filed an application by October 2002. The Company believes that it will meet all applicable HIPAA deadlines. The Company currently estimates its incremental costs for HIPAA compliance to be less than $5 million in 2003 but believes that it will incur additional costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods;

•	The Mental Health Parity Act of 1996 (“MHPA”) prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. MHPA’s requirements do not apply to small employers who have between 2 and 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements.

•	The Women’s Health and Cancer Rights Act of 1998 requires health insurance carriers of group and individual commercial policies that cover mastectomies to cover reconstructive surgery or related services following a mastectomy.

•	The Newborn’s and Mothers’ Health Protection Act of 1996 generally prohibits group health plans and health insurance issuers from restricting benefits for a mother’s or newborn child’s hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery and to less than 96 hours for a cesarean section.

•	The Employee Retirement Income Security Act of 1974 (“ERISA”) governs employee welfare plans, including self-funded plans. There have been recent legislative attempts to limit ERISA’s preemptive effect on state laws. If such limitations are enacted, they might increase the Company’s exposure under state law claims that relate to self-funded plans administered by the Company and may permit greater state regulation of other aspects of those business operations.

•	The US Department of Labor has adopted federal regulations that establish claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on the first day of the first ERISA plan year that begins on or after July 1, 2002, but no later than January 1, 2003.

      The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those governed by the Securities and Exchange Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange (“NYSE”). The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes will increase the Company’s costs and complexity of doing business and may expose the Company to additional potential liability.

Medicare Regulation

      In order to be eligible to enter into Medicare contracts with CMS, an HMO must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law. Oxford NY, Oxford NJ and Oxford CT currently meet such requirements.

      The Company’s HMOs with Medicare contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by CMS with respect to certain operational matters and aspects of their Medicare plans. CMS has the right, directly and through peer review organizations, to audit the Company’s health plans operating under Medicare contracts to determine each health plan’s compliance with the contract and applicable laws and regulations. In addition, CMS regulations prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose disclosure and other requirements relating to physician incentive plans such as bonuses or withholds that could result in a physician being at “substantial financial risk” as defined in the Medicare regulations. The Company’s ability to maintain compliance with these rules and regulations depends, in part, on its receipt of timely and accurate information from its providers. CMS regulations also prohibit payments as an inducement for referrals for health care services. While the Company believes it is in compliance with all of such Medicare regulations, it is subject to future audit and review.

      The Balanced Budget Act of 1997 (the “1997 Act”) changed the way health plans are compensated for Medicare members by eliminating amounts paid for graduate medical education over five years, increasing the blend of national cost factors applied in determining local reimbursement rates over a six-year phase-in period and directing CMS to implement a risk adjusted mechanism on its monthly member payment to Medicare plans over the same period. These changes have had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company’s service areas. Congress has subsequently lengthened this timetable to allow the risk-adjusted mechanism to be fully implemented by 2007. The Company cannot predict the effect of future Medicare premiums on its business and results of operations in future periods.

     Proposed Regulatory Developments

      Congress periodically considers significant changes to the Medicare program, including changes to reimbursement of HMOs. In addition, long-term structural changes to the Medicare program, including the addition of a prescription drug benefit, have been and are expected to be considered by Congress and the Administration.

      State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford’s HMO and insurance subsidiaries. Over the past several years there has been significant controversy over allegations that payment for care has been inappropriately withheld or delayed by health care plans. This has led to significant public and political support for reform of health care regulation. The U.S. Congress and states in which Oxford operates routinely consider regulation or legislation relating to mandatory coverage of certain benefits (such as infertility benefits), provider compensation arrangements, health plan liability in cases when members do not receive appropriate or timely care, disclosure and composition of physician networks, health plan solvency standards and procedures dictating health plan utilization management and claim payment standards, among other matters. In recent years, bills have been introduced in the legislatures in New York, New Jersey and Connecticut including some form of the so-called “Any Willing Provider” initiative which would require HMOs to allow any provider or facility meeting their credentialing criteria and willing to accept the HMOs reimbursement and conditions of participation to join their network regardless of geographic need, hospital admitting privileges and other important factors. Recently, certain states have proposed requiring health plans to finance subsidy mechanisms to assist certain physicians’ purchase of medical malpractice insurance coverage. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium levels, impose liability on health plans in cases when members do not receive appropriate or timely care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including coverage of early intervention services, mandatory length of stay with surgery or emergency room coverage), define medical necessity and an antitrust exemption to permit competing health care professionals to bargain collectively with health plans and other entities.

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

      Recently enacted legislation and the proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses, reduce Medicare reimbursement rates and otherwise adversely affect the business, results of operations and financial condition of the Company and its competitors.

Quality Management

      The majority of physicians in Oxford’s commercial and Medicare networks in the Tri-State Area are board certified in their specialty (by passing certifying examinations in the specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. In certain limited circumstances such as community need, geographic need, or academic affiliation, board certification may be waived. Additionally, Oxford maintains a credentialing process for the Tri-State Area consistent with the National Committee on Quality Assurance (“NCQA”) guidelines. All such physician assessments consist of primary verification of credentials, query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges, and on-site office evaluation of selected physicians to determine compliance with Oxford standards. Beginning in May 2002, the re-credentialing cycle is every three years which is consistent with NCQA guidelines. Previously, Oxford re-credentialed all Oxford network physicians every two years. The re-credentialing review consists of repeating select components of the initial credentialing process (as required by NCQA) and a review of the physician’s practice history with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the physician, utilization patterns and the physician’s compliance with Oxford’s administrative protocols.

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

      In March 2002, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, completed its periodic review of the Company’s operations. NCQA rates companies according to the following scale: excellent, commendable, accredited, provisional and denied. In June 2002, NCQA upgraded the Company’s status to “Excellent” for Oxford’s New York HMO and Medicare operations, its New Jersey HMO operations and its Connecticut HMO and Medicare operations. Oxford’s New Jersey Medicare operations achieved a “Commendable” rating. There can be no assurance that the Company will achieve the same level of accreditation in the future.

Risk Management

      The Company maintains general liability, property, employee fidelity, directors and officers, and professional liability insurance coverage in amounts the Company deems prudent. The Company requires contracting physicians, physician groups and hospitals to maintain professional liability and malpractice insurance in an amount consistent with industry standards.

      The Company and certain of its former Officers and Directors are currently defendants in certain securities class actions. In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former Officers and present and former Directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the excess insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers have advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $155 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the Excess Insurance policies. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries related to anticipated legal expenses that may not be recoverable from Reliance. Reliance also insured $20 million of the $200 million Excess Insurance. Due to the liquidation of Reliance, collectibility of some portion of $20 million of the Excess Insurance would also be in doubt if the Company makes a claim on that coverage.

Competition

      HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, administrative service providers and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna Inc., UnitedHealth Group and Blue Cross/ Blue Shield affiliated companies. These competitors have large enrollment in the Company’s service areas and, in some cases, greater financial resources than the Company. Additional competitors, including emerging competitors in e-commerce insurance or benefit programs, may enter the Company’s markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is, in many instances, the controlling factor in obtaining and retaining employer groups, and certain of Oxford’s competitors have set premium rates at levels below Oxford’s rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

      To address rising health care costs, some large employer groups have consolidated their health benefits programs and are offering fewer options to their employees. Other employer groups have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include indemnity insurance plans, HMO plans, POS plans and PPO plans, may be provided by third parties or may be self-funded by the employer. The Company believes that employers will seek to offer health plans that provide for “in plan” and “out-of-plan” options while encouraging members to use the most cost-effective form of health care services through, among other things, increased copayments, deductibles and coinsurance. Although many of the Company’s products offer these options to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

Status of Information Systems

      In April 2002, the Company agreed with Computer Sciences Corporation (“CSC”) to conclude its five-year technology outsourcing arrangement, originally entered into in December 2000. The original agreement included data center operations, help desk services, desktop systems and network operations. The Company and CSC have transitioned services and functions to the Company, including employment of personnel, utilization of equipment and assumption of third-party service contracts. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leases certain information technology equipment with a fair value of approximately $14 million from CSC over a term of thirty months. The Company capitalized this equipment as leased assets. The Company believes that total administrative expenses for services transitioned to the Company, including equipment leases under the new agreement with CSC, will be less than those under the original agreement

      The Company continues to assess and make improvements relating to additional integration and functionality for its information technology and claims payment systems. There can be no assurance that the Company will be successful in preventing future system problems that could result in payment delays and claims processing errors. Operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. Computer hardware is subject to unplanned downtime, as well as natural disasters and other catastrophic events, which could adversely affect the Company’s operations. The Company is continuously endeavoring to improve its operating and information systems and is currently engaged in developing and improving its disaster recovery and business continuity plans.

Employees

      At December 31, 2002, the Company had approximately 3,500 employees, none of whom is represented by a labor union. The Company considers its relations with its employees to be good.

Cautionary Statement Regarding Forward-Looking Statements

      Certain statements contained in “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, future growth and retention of membership and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider networks, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2002, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of capitation, risk-transfer and other cost-containment agreements with health care providers and related organizations of providers, future reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed PBOR legislation and HIPAA, and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

     IBNR estimates; Inability to control health care costs

      Medical costs payable in Oxford’s financial statements include reserves for incurred but not reported or paid claims (“IBNR”) that are estimated by Oxford. The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect Oxford’s results of operations in future periods.

      The Company’s future results of operations depend, in part, on its ability to predict and manage health care costs (through, among other things, benefit design, utilization review and case management programs, analytic tools, delegation, capitation, risk-transfer and other payment arrangements with providers or groups of providers or other parties, including, without limitation, arrangements with vendors related to certain types of diagnostic testing, professional services and disease management and arrangements with hospitals and physician groups) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, expansion into new markets, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of agreements with providers or groups of providers, termination of, or disputes under, delegation, capitation, risk-transfer and other payment arrangements with providers or groups of providers or reinsurance arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers or groups of providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, without limitation, higher out-of-network utilization. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors.

      The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix and product allocation amongst the health plans and carriers in a particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs have been, and continues to be, subject to change. HCRA and the GME and BDCC assessments must be re-authorized by July 1, 2003. The state of the economy could affect the states budgets, which could result in the states attempting to defray these costs through increased taxes, new taxes and increased assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs.

      Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities or potential recoveries under or from them, are constantly subject to change.

     General economic conditions

      Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to collect or increase premiums. The state of the economy has also affected the states’ budgets, which could result in the states attempting to defray their costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs, or on services of health care providers. In New York, the Governor’s proposed 2003-2004 fiscal budget proposes, among other things, a doubling of the premium tax, a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 30% increase in the assessment for the Department of Insurance and the Department of Health budgets (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover its exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the proposed New York State budget, when enacted. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

     Effects of terrorism

      There can be no assurance that the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, vaccinations, such as the smallpox vaccine and potential associated side effects, prescriptions for drugs such as Ciprofloxacin Hydrochloride, mental health services and other services; (ii) loss of membership as the result of lay-offs or other in force reductions of employment; (iii) adverse effects upon the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

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

      State and federal government authorities are continually considering changes to laws and regulations applicable to the Company. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering or have, in some cases, adopted regulations relating to, among other things, mandatory benefits such as infertility treatment and products, early intervention services, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and chiropractic services, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. For example, New Jersey recently passed a law allowing physicians to collectively negotiate with insurance companies under certain circumstances when approved by the State Attorney General. Recently, certain states have proposed requiring health plans to finance subsidy mechanisms to assist certain physicians’ purchase of medical malpractice insurance coverage. These proposals could apply to the Company and could have a material adverse effect upon the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. In 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and House 2001 versions of the PBOR legislation have significant differences, both seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover its exposure from such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

      The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk and, in New Jersey, the cost of insolvencies of two health care payors. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

•	the New York Market Stabilization Pools which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations;

•	the New York Stop Loss Pools provide insurers participating in certain mandated programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

•	the Connecticut Small Employer Reinsurance Pool allows Connecticut health plans to purchase low deductible stop-loss coverage from the Reinsurance Pool for individuals and/or groups ceded by the plans to the Reinsurance Pool. Plans are also assessed based on market share to cover Reinsurance Pool losses, which have commonly occurred in years past. The Health Reinsurance Association provides for assessments of health plans to cover pool losses related to individual conversions from group coverage and plans;

•	the New Jersey Individual Insolvent HMO Assistance Fund Act of 2000 required all New Jersey HMOs to contribute, collectively in proportion to market share, over a three-year period beginning in 2000, up to $50 million to a limited purpose trust fund to help cover the insolvencies of two HMOs; and

•	The New Jersey Individual Health Coverage program which assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

      The state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under HCRA, including the requirement that payors pay an assessment toward hospital GME and BDCC. HCRA and the GME and BDCC assessments must be re-authorized by July 1, 2003. The state of the economy has affected the states’ budgets, which could result in the states attempting to defray these costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs. In New York, the Governor’s proposed 2003-2004 fiscal budget proposes, among other things, a doubling of the premium tax, a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 30% increase in the assessment for the Department of Insurance and Department of Health budgets (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover its exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the proposed New York State budget, when enacted.

      Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are constantly subject to change.

      Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality will become effective in April 2003. Also as part of HIPAA, the U.S. Department of Health and Human Services has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the

Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those health plans, including the Company, that filed an application by October 2002. The Company believes that it will meet all applicable HIPAA deadlines. The Company currently estimates its incremental costs for HIPAA compliance to be less than $5 million in 2003, but believes that it will incur additional costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

      The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those governed by the Securities and Exchange Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange (“NYSE”). The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes could increase the Company’s costs of doing business or could expose the Company to additional potential liability.

      The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Any changes to GAAP could affect the Company’s results of operations.

     Regulatory Audits and Reviews

      The Company is continually subject to review and audit by various state and federal authorities, including but not limited to, the New York State Insurance Department, the New York Department of Health, the Attorney General offices of New York and Connecticut, the New Jersey Department of Banking and Insurance, the New Jersey Department of Health and Senior Services, the Connecticut Insurance Department, CMS, and the United States Department of Labor. From time to time, the Company has issues pending with, or has operating issues under review with and is the subject of periodic audits by, such regulatory agencies. While the Company believes its relations with such regulatory agencies are good, the outcome of any examinations, inquiries and reviews by such regulatory agencies cannot be predicted.

     National Committee on Quality Assurance (“NCQA”) accreditation

      In March 2002, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, completed its periodic review of the Company’s operations. NCQA rates companies according to the following scale: excellent, commendable, accredited, provisional and denied. In June 2002, NCQA upgraded the Company’s status to “Excellent” for Oxford’s New York HMO and Medicare operations, its New Jersey HMO operations and its Connecticut HMO and Medicare operations. Oxford’s New Jersey Medicare operations achieved a “Commendable” rating. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

     Doing business on the Internet

      Federal and state laws and regulations directly applicable to communications or commerce over the Internet, such as HIPAA, are becoming more prevalent. For example, CMS has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to, the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services with respect to maintaining its website at www.oxfordhealth.com. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations, could expose the Company to liability and could adversely affect the Company’s ability to provide services and content on the Internet.

     Matters Affecting Medicare Business

      Premiums for Oxford’s Medicare plans are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care services expense for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. Given the current public policy and the fact that Medicare premiums are not scheduled to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. For example, the Company withdrew from the Medicare market in Nassau County in New York and from all but one New Jersey county effective January 1, 2002. Contracts with providers and provider organizations and other vendors entered into by Oxford with respect to Medicare membership could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the vendor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to provide Medicare plans. Oxford’s Medicare plans are subject to certain additional risks compared to commercial plans, such as substantially higher comparative medical costs and higher levels of utilization.

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

     Health care provider networks

      The Company is subject to the risk of disruption in its health care provider networks. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. Most of the Company’s contracts with physicians can be terminated on 90 days notice. The Company’s contracts with hospitals that serve a significant portion of its business are generally subject to multiple year contracts, but some hospital contracts can be terminated on 90 days notice. The Company is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. These disputes could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with new legislation in New Jersey and proposed legislation in other states that provide or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas, could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

     Pending litigation and other proceedings against Oxford

      The Company is a defendant in a number of purported securities class action lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company is also involved in other legal proceedings, including, among others, those related to (i) a purported federal class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (iv) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, and (v) a class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by Oxford alleged to have been collected in violation of New Jersey insurance laws. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

     Negative HMO publicity and potential for additional litigation

      The managed care industry, in general, has received significant negative publicity and does not have a positive public perception. This publicity and perception have led to increased legislation, regulation and review of industry practices. Certain litigation, including purported class actions on behalf of plan members and providers commenced against certain large, national health plans, and recently against the Company, has resulted in additional negative publicity for the managed care industry and creates the potential for similar additional litigation against the Company. See “Legal Proceedings”. These factors may adversely affect the Company’s ability to market its products and services, may require changes to its products and services and may increase the regulatory burdens under which the Company operates, further increasing the costs of doing business and adversely affecting the Company’s results of operations.

     Concentration of business

      The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 75% of its commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 12.1% of premiums earned during 2002. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 2.	Properties

      Summarized in the table below are the Company’s major lease commitments for currently occupied office space, excluding formerly occupied office space in various cities which have been either subleased to new tenants or charged to the Company’s restructuring reserve.

	Type	Earliest Termination	Occupied
Location	of Space	Date	Square Feet

Trumbull, CT	Administrative	December-2003	238,000
Hooksett, NH	Administrative	November-2007	121,000

	Type	Earliest Termination	Occupied
Location	of Space	Date	Square Feet

Trumbull, CT	Administrative	December-2011	115,000
Nashua, NH	Administrative	June-2008	70,000
White Plains, NY	Administrative	November-2005	64,000
Hidden River, FL	Administrative	December-2009	63,000
Trumbull, CT	Administrative	June-2012	29,000
New York, NY	Sales/ Admin	July-2005	27,000
Woodbridge, NJ	Sales/ Admin	November-2007	22,000
Melville, NY	Sales/ Admin	August-2011	18,000
New York, NY	Sales/ Admin	September-2007	13,000
Hartford, CT	Sales/ Admin	July-2004	10,000
Queens, NY	Sales/ Admin	January-2005	3,000

Item 3.	Legal Proceedings

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

      In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurance carriers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers have advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $155 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the policies described above is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the Excess Insurance policies. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries related to anticipated legal expenses that may not be recoverable from Reliance. Reliance also insured $20 million of the $200 million Excess Insurance. Due to the liquidation of Reliance, collectibility of some portion of $20 million of the Excess Insurance would also be in doubt if the Company makes a claim on that coverage.

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

      On September 30, 2002, Judge Brieant agreed to hold a settlement conference on November 6, 2002 with parties to the securities class actions and the Excess Insurance carriers. In view of the inherent risks and uncertainties of litigation and the related time and expense, and in anticipation of the settlement conference, the Company communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company has recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer less $10 million, classified as other current receivables in the Company’s consolidated balance sheet, that the Company estimates would be available and collectible under its primary Directors and Officers insurance. If a settlement is reached and the total settlement amount exceeds $161.3 million, the amount of co-payments by the Company required under the Excess Insurance policies and the amount, if any, not collected from Reliance under the Excess Insurance would depend on the terms and total amount of any settlement. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. Accordingly, the Company has not recorded a liability for any co-payments required by the Excess Insurance or any amount not collected from Reliance. Also, in the event the Excess Insurance carriers contribute any amount to a settlement, the Company would be obligated to pay the $8 million additional premium referred to above. At this time, there is no assurance that a settlement will be reached. Accordingly, the Company has not recorded a liability for the additional premium payment. There can be no assurance as to the terms of any settlement, or that the Court would approve any such settlement. If no settlement is reached and approved, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation.

      The Company, its Excess Insurance carriers and the plaintiffs have not been able to reach a settlement of the securities class actions. On December 19, 2002, Judge Brieant scheduled a trial to begin on March 10, 2003. If the securities class actions are not settled, the class actions will go to trial. In anticipation of additional legal fees and other expenses related to the trial, the Company has recorded additional reserves and a pretax charge of $20 million in the fourth quarter of 2002.

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

      On June 13, 2001, the Company and the plaintiffs in the federal and Connecticut derivative actions entered into an agreement providing for the settlement of these actions. This stipulation provides for, among other things, the payment by the Company’s directors’ and officers’ (“D&O”) insurance carriers of $13.7 million to the Company, with not more than $3.7 million of that amount for legal fees and expenses of the plaintiffs’ attorneys. Although the Court preliminarily approved this settlement on June 20, 2001, the implementation and funding of the settlement were delayed because one of the Company’s D&O insurers, Reliance Insurance Company (“Reliance”), was placed in liquidation on October 3, 2001 by the Commonwealth Court of Pennsylvania. As a result of the Reliance liquidation, the parties negotiated an amendment to the derivative settlement, which amendment was approved by the Court on December 7, 2001. Pursuant to the terms of the amended stipulation of settlement, (i) the carrier responsible for the Company’s current layer of D&O insurance agreed to pay approximately $7.5 million to the Company, which is the amount such carrier represented to be the remaining amount of its coverage obligations and (ii) the Company agreed to deposit approximately $2 million of this sum into an account maintained for the payment of the attorneys fees and costs for plaintiffs’ counsel. The remaining $5.5 million was applied to the payment of legal fees. The amended settlement further provides that the Company and the derivative plaintiffs will cooperate to seek to recover from the liquidator of Reliance or alternative insurance the remaining portion of the $13.7 million settlement amount, with the Company retaining control and final authority in connection with all claims related to Reliance. On February 14, 2002, the Court approved the settlement of the federal derivative actions. On April 25, 2002, the Connecticut derivative actions were withdrawn with prejudice.

New York State Attorney General

      As previously reported, on November 6, 1997, the New York State Attorney General served a subpoena duces tecum on the Company requiring the production of various documents, records and materials “in regard to matters relating to the practices of the Company and others in the offering, issuance, sale, promotion, negotiation, advertisement, distribution or purchase of securities in or from the State of New York.” Since then, the Company has produced documents in response to the subpoena. In addition, some of the Company’s present and former directors and officers have provided testimony to the Attorney General’s staff. The Company has cooperated fully with the Attorney General.

ERISA and Provider Class Actions

      On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company and the Company’s Connecticut HMO subsidiary, in the United States District Court for the District of Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA (the “Connecticut Attorney General action”). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut, under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On April 27, 2001, the Company filed a motion to dismiss the Patel action in its entirety. That motion has been fully briefed, and oral argument was held on October 29, 2001. On November 30, 2000, the JPML issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding. There has been no discovery involving Oxford in the Florida proceedings.

      On February 14, 2001, the Connecticut State Medical Society (“CSMS”) filed a lawsuit against the Company’s Connecticut HMO subsidiary in Connecticut state court on behalf of both itself and its members who had Oxford contracts. The suit asserted claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The Court ruled on December 13, 2001 that CSMS lacked standing to assert any claims on behalf of its member physicians, and on October 25, 2002 granted the Company’s motion to strike the complaint for failure to state a claim under CUTPA. On November 12, 2002, CSMS filed a notice of appeal with respect to the Court’s October 25th decision.

      On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians was styled as a class action complaint. Both suits asserted claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in

“global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By Order dated January 23, 2003, the Court granted the Company’s motion to stay the purported class action case and compel arbitration. The Court further dismissed the claims under the Prompt Pay Statute and the Public Health law. By order dated January 24, 2003, the Court granted the Company’s motion to dismiss the MSSNY complaint in its entirety.

      On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association (the “AAA”). The Company has objected to this filing on the basis that neither its arbitration agreement with Dr. Sutter, nor the AAA rules, permit or provide for consolidated or class action arbitration.

      On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey chancery court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserts several claims including violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The Company moved to dismiss the complaint, and to consolidate this action with the Sutter action described above. On October 25, 2002, the Court denied the Company’s motion to consolidate the actions because it dismissed the Sutter action.

      Although the outcome of these ERISA actions, the CSMS and provider actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

New Jersey Subrogation Class Action

      In October 2001, the Company was sued in a New Jersey state court in a purported class action on behalf of all the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey insurance regulations and state law, and seeks monetary damages and injunctive relief. The action is based upon a decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the complaint to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, which motions were denied. The Company and the other defendants have moved to dismiss the complaint under both federal and state law. The Company believes it has substantial defenses under federal and state law to this case, and intends to defend the action vigorously.

State Insurance and Health Departments

      The Company is subject to regulation by various state and federal regulatory agencies, including, among others, the New York State Insurance Department (“NYSID”), the New York Department of Health (“NYDOH”), the New Jersey Department of Banking and Insurance (“NJDOBI”), the New Jersey Department of Health and Senior Services (“NJDHSS”), the Connecticut Insurance Department (“CTDOI”), CMS and the United States Department of Labor. All of the state and federal agencies that directly regulate operation of the Company’s health plans shall herein be referred to as the “Insurance Regulatory Agencies”.

      From time to time, the Company has issues pending with or has operating issues under review with and is the subject of periodic audits by the Insurance Regulatory Agencies. The Company works with these Insurance Regulatory Agencies to resolve all of these issues as they arise and considers its relationship with such Insurance Regulatory Agencies to be good. Examples of such recent regulatory issues, examinations and audits include, but are not limited to the following matters: an annual on-site survey by the NYDOH, a utilization review examination, financial examination and market conduct examination by the CTDOI, a market conduct examination by the NYSID and a financial examination and a market conduct examination by the NJDOBI. The Company, from time to time, is also subject to inquiries from, and reviews by the Attorney General offices of New York and Connecticut. The outcome of any such examinations, inquiries and reviews cannot be predicted at this time.

      In 2001 and 2000, the Company paid fines of $918,000 and $215,000, respectively, to the NYSID for ostensible violations of the New York Prompt Pay law, primarily related to claims incurred prior to 2000. The fine incurred in 2001 is reflective of a NYSID policy established in 2001 of fining insurers as much as $1,750 for each prompt pay violation. In 2001, the Company also paid a fine of approximately $108,000 to resolve ostensible prompt pay violations relating to an old provider complaint that had been filed in 1999. The Company may incur additional prompt pay fines in the future.

Other Matters

      On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and a Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005 (the “Termination Payments”), which Termination Payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability for the Termination Payments plus estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002 commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter.

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

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol “OHP”. Prior to April 18, 2001, the Company traded under the symbol “OXHP” on NASDAQ. The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange in 2002.

	2002		2001

	High	Low	High	Low

First Quarter	$42.75	$28.64	$37.06	$24.42
Second Quarter	51.94	40.46	31.50	24.13
Third Quarter	46.70	34.81	30.50	25.65
Fourth Quarter	44.82	32.86	31.27	23.05

      As of February 4, 2003, there were 895 shareholders of record of the Company’s common stock.

      The Company has not paid any cash dividends on its common stock since its formation and, based upon current tax law, does not intend to pay any cash dividends on common stock in the foreseeable future. However, the Company may reevaluate this policy in the event that any currently proposed laws regarding the taxation of dividends are enacted. Additionally, the Company’s ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The Company’s ability to pay dividends is also restricted by insurance and health regulations applicable to its subsidiaries. See “Business — Government Regulation”.

      In July and November 2001, the Company’s Board of Directors approved a share repurchase program for up to $500 million of the Company’s outstanding common stock through September 2003. In September 2002, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through December 31, 2002, the Company had repurchased approximately 19.8 million of its common shares at an aggregate cost of approximately $617.4 million. At December 31, 2002, the Company had remaining repurchase authority of approximately $132.6 million.

Item 6.	Selected Consolidated Financial Data

      Revenues and Earnings, Financial Position and per common share information set forth below for each year in the five-year period ended December 31, 2002, has been derived from the consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts and operating statistics)
Revenues and Earnings:
Operating revenues	$4,868,708	$4,326,182	$4,038,787	$4,115,134	$4,630,166
Investment and other income, net	94,686	95,046	73,015	82,632	89,245
Net earnings (loss) before extraordinary items	221,965	322,421	285,419	319,940	(596,792)
Net earnings (loss)	221,965	322,421	265,094	319,940	(596,792)
Net earnings (loss) — common shares(1)	221,965	322,421	191,303	274,440	(624,460)
Financial Position:
Working capital	$465,279	$468,924	$298,175	$442,693	$209,443
Total assets	1,753,516	1,576,725	1,444,610	1,686,888	1,637,750
Long-term debt, less current maturities	96,250	126,876	28,000	350,000	350,000
Redeemable preferred stock	—	—	—	344,316	298,816
Common shareholders’ equity (deficit)	496,917	462,920	459,222	98,755	(181,105)
Net earnings (loss) per common share before extraordinary items:
Basic	$2.55	$3.35	$2.50	$3.38	$(7.79)
Diluted	$2.45	$3.21	$2.24	$3.26	$(7.79)
Net earnings (loss) per common share:
Basic	$2.55	$3.35	$2.26	$3.38	$(7.79)
Diluted	$2.45	$3.21	$2.02	$3.26	$(7.79)
Weighted-average number of common shares outstanding:
Basic	87,145	96,269	84,728	81,273	80,120
Diluted	90,744	100,543	94,573	84,231	80,120
Operating Statistics:
Enrollment	1,601,500	1,510,100	1,491,400	1,593,700	1,881,400
Fully insured member months	18,298,800	17,402,400	17,345,500	19,326,700	23,081,900
Self-funded member months	689,300	704,500	708,400	625,600	765,500
Medical loss ratio(2)	79.3%	78.9%	77.5%	82.1%	94.4%
Administrative loss ratio(3)	11.8%	11.3%	11.8%	14.6%	16.7%

(1)	Net earnings for common shares in 2000 includes $41,085 of costs associated with the redemption of preferred stock.

(2)	Defined as health care services expense as a percentage of premiums earned.

(3)	Defined as marketing, general and administrative expense as a percentage of operating revenues. Excludes litigation charge for estimated settlement, net, of $151.3 million in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s revenues consist primarily of commercial premiums derived from its HMO, POS and PPO plans. Revenues also include reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) plans, third-party administration fee revenue for self-funded plans (which is stated net of direct expenses such as third-party reinsurance premiums) and investment and other income. Since the Company provides coverage under its insured and managed care products on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

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

      The Company’s results of operations are dependent, in part, on its ability to predict and manage health care costs (through, among other things, benefit design, utilization review and case management programs, analytic tools, delegation, capitation, risk-transfer and other payment arrangements with providers or groups of providers or other parties including, without limitation, arrangements with vendors related to certain types of diagnostic testing, professional services and disease management and arrangements with hospitals and physician groups) while providing members with coverage for the health care benefits provided under their contracts. However, the Company’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, hospital costs, changes in demographics and trends, expansion into new markets, changes in laws and regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, delegation, capitation, or risk-transfer arrangements, major epidemics, catastrophes, acts of terrorism or war, inability to establish or maintain acceptable compensation agreements with providers or groups of providers, operational and regulatory issues which could delay, prevent or impede those arrangements, higher utilization of medical services, including, without limitation, higher out-of-network utilization, operational and regulatory issues and numerous other factors may affect the Company’s ability to control such costs. The Company attempts to use its medical cost-containment capabilities, such as claim auditing systems, with a view to reducing the rate of increase in health care service expense.

      Results for 2002 include a pretax charge of $151.3 million, net, or $0.98 per diluted share, related to the Company’s offer to settle the securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock and a pretax charge of $20 million, or $0.13 per diluted share, for additional estimated legal expenses associated with such litigation. Also included in pretax earnings for 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and the other than temporary impairment charge related to the Company’s investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. In addition, the 2002 period includes a reduction in estimated liabilities for New York State Market Stabilization Pools (the “Pools” or “New York Stabilization Pools”) of approximately $20.8 million for 2001 and prior years, and an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans, or a total of $0.14 per diluted share, and approximately $33.3 million, or $0.22 per diluted share, related to changes in estimates of prior period medical cost reserves, resulting primarily from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than assumed for 2001. Results for 2001 were positively impacted by approximately $15 million of favorable development of prior period estimates of medical costs and recoveries from the New York Stabilization Pools. Results for 2000 were adversely affected by charges related to recapitalization transactions. An extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, was recorded in 2000 in connection with the prepayment of the

Term Loan Agreement, dated as of May 13, 1998 (the “Term Loan”) and the repurchase or tender of $200 million of its 11% Senior Notes due 2005 (the “Senior Notes”). The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. In addition, in 2000, the Company completed an exchange and repurchase agreement for all of its outstanding Series D Cumulative Preferred Stock, par value $0.01 per share, and Series E Cumulative Preferred Stock, par value $0.01 per share (together, the “Preferred Stock”) and incurred costs of approximately $41.1 million related to the write-off of unamortized Preferred Stock discount and costs from the original issuance in 1998 and related transaction fees. Results for 2000 were positively impacted by approximately $86 million of favorable development of prior period estimates of medical costs, claims recoveries and Pool recoveries. Net income for 2001 and 2000 was favorably affected by the reversal of $21 million and $10 million, respectively, of deferred tax valuation allowances.

      On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed health care organization, for cash of approximately $18.2 million, subject to adjustment for certain items. Net earnings attributable to MedSpan were not material for the year ended December 31, 2002.

Results of Operations

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Total revenues for the year ended December 31, 2002 was $4.96 billion, up 12.3% from $4.42 billion in the prior year. Net income attributable to common stock in 2002 totaled $222 million, or $2.45 per diluted common share, compared with $322.4 million, or $3.21 per diluted common share in 2001. Results for 2002 and 2001 were positively impacted by approximately $55.3 million and $15 million, respectively, of favorable development of prior period estimates of medical costs and claims recoveries and New York Stabilization Pool recoveries. See “Liquidity and Capital Resources” and “Overview”.

      The following tables show plan revenues earned, membership by product and certain other selected information:

	For the Years Ended
	December 31,		Increase (Decrease)

	2002	2001	Amount	%

	(Dollars in thousands)
Revenues:
POS, PPO and Other Plans	$3,689,110	$3,114,138	$574,972	18.5%
HMOs	576,635	538,958	37,677	7.0%

Total Fully Insured Commercial	4,265,745	3,653,096	612,649	16.8%
Medicare	585,219	659,295	(74,076)	(11.2)%

Total premium revenues	4,850,964	4,312,391	538,573	12.5%
Third-party administration, net	17,744	13,791	3,953	28.7%
Investment and other income	94,686	95,046	(360)	(0.4)%

Total revenues	$4,963,394	$4,421,228	$542,166	12.3%

			Increase
	As of December 31,		(Decrease)

	2002	2001	Amount	%

Membership:
POS, PPO and Other Plans	1,252,900	1,154,100	98,800	8.6%
HMOs	226,600	218,200	8,400	3.8%

Total Fully Insured Commercial	1,479,500	1,372,300	107,200	7.8%
Medicare	70,100	77,800	(7,700)	(9.9)%
Third-party administration	51,900	60,000	(8,100)	(13.5)%

Total membership	1,601,500	1,510,100	91,400	6.1%

	For the Years Ended
	December 31,

	2002	2001

Selected Information:
Medical loss ratio	79.3%	78.9%
Administrative loss ratio	11.8%	11.3%
Per member per month premium revenue	$265.10	$247.80
Per member per month medical expense	$210.33	$195.45
Fully insured member months	18,298,800	17,402,400

      Total commercial premiums earned for the year ended December 31, 2002 was $4.27 billion, compared with $3.65 billion in the prior year. The year over year increase in premiums earned is attributable to an increase in weighted average commercial premium yields of approximately 10% (excluding the impact of MedSpan) and an increase in member months of 4.1% for commercial products during 2002, excluding MedSpan and including the effect of reductions in benefit coverage and changes in product mix, and approximately $87.7 million related to MedSpan. Overall commercial membership increased by 7.8% at December 31, 2002 compared with the prior year primarily due to growth in the Company’s POS group of products and the acquisition of MedSpan. The Company believes that the acquired MedSpan membership will likely be reduced further as the Company corrects for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

      Premiums earned from the Company’s Medicare programs decreased 11.2% to $585.2 million in 2002 compared with $659.3 million in 2001. The overall decrease was attributable to a 17.8% decrease in member months of Medicare plans, primarily due to the January 2002 exit from all Medicare programs in New Jersey but Hudson County and from Nassau County, New York. The member month decline was partially offset by a 7.9% increase in premium yields as a result of annual rates of increase from CMS and the county-specific mix of membership, among other factors. The Company believes its Medicare membership will be about 1% to 3% higher in 2003 compared with 2002. The Company believes that reimbursement levels for its 2003 Medicare business will be approximately 2% higher than 2002 on a county-specific basis due to minimum CMS mandated increases. The average per member reimbursement will likely be higher due to a change in the Company’s county-specific mix of business. Given current public policy and the fact that Medicare premiums are not forecasted to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership further by, among other things, reducing benefits and exiting additional counties. See “Business — Medicare”.

      Net investment and other income for the year ended December 31, 2002 decreased 0.4% to $94.7 million from $95 million in the prior year. Net investment income decreased $2.2 million or 2.3% to $91.4 million in 2002 compared with $93.6 million in 2001. The decrease was primarily due to the other than temporary impairment charge related to the Company’s investment in MedUnite of $11 million during the second quarter of 2002 and lower investment income, the result of lower investment yields. Partially offsetting this decline was an increase in capital gains realized ($26.9 million for 2002 compared with $20.8 million for 2001) and the recognition of previously unearned revenue from the Company’s pharmacy benefit agreement of approximately $15.2 million. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 4.01% for 2002 compared with 4.47% in the prior year. See “Liquidity and Capital Resources”.

      Health care service expense stated as a percentage of premium revenues (the “medical loss ratio”) was 79.3% for 2002 compared with 78.9% for 2001. Health care services expense benefited from initiatives to improve health care utilization and reduce costs as well as a change in membership mix. Overall per member per month revenue in 2002 increased 7% to $265.10 from $247.80 in 2001 due primarily to an approximate 10% increase in premium yields (excluding the impact of MedSpan), for the Company’s commercial products and lesser increases for the Company’s Medicare programs. Overall per member per month health care services expenses increased 7.6% to $210.33 in 2002 from $195.45 in 2001 (inclusive of prior period estimate changes of costs and reserves). Included in health care services expense for the year ended December 31, 2002 are a reduction to estimated reserves for New York Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and net favorable development of prior period medical cost estimates of approximately $33.3 million, resulting primarily from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than assumed for 2001. For the year ended December 31, 2001, net favorable development of prior period medical cost estimates, other reserve adjustments and recoveries from the New York Stabilization Pools approximated $15 million. For the years ended December 31, 2002 and 2001, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $57.1 million and $59 million, respectively, for Graduate Medical Education and $51.9 million and $43.3 million, respectively, for hospital Bad Debt and Charity Care. The Company believes it has made adequate provision for incurred medical costs as of December 31, 2002. Changes to estimates of incurred medical costs are recorded in the period they arise. See “Liquidity and Capital Resources”.

      Marketing, general and administrative expenses increased $86.3 million, or 17.6%, to $575.4 million for 2002, excluding the $151.3 million net litigation charge for the offer to settle, compared with $489.1 million for 2001. Included in administrative expenses for the year ended December 31, 2002 are termination fees and a non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million and additional estimated legal expenses related to the securities class action litigation of $20 million. Marketing, general and administrative expenses as a percent of operating revenue was 11.8% in 2002, including the CSC charge and excluding the net litigation charge for estimated settlement, compared with 11.3% in 2001. The increase in dollars spent in 2002 when compared with the prior year is primarily due to increased broker commissions, as a result of higher premium revenue, and increased payroll, benefit and corporate insurance costs. Broker commissions and premium taxes were approximately 28.4% of marketing, general and administrative expenses in 2002, excluding the net litigation charge for estimated settlement, compared with approximately 26.3% in 2001. During 2001, the Company recorded a charge of $10 million for estimated legal expenses related to the securities class action pending against the Company that may not be recoverable from one of the Company’s primary director’s and officer’s insurance carriers due to its insolvency. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and defending pending securities class actions and other litigation, including fees and disbursements of counsel and other experts to the extent such costs are not reimbursed under existing policies of insurance. See “Legal Proceedings”.

      The Company incurred interest and other financing charges of $11 million and $19 million in 2002 and 2001, respectively, including $9.5 million related to its outstanding debt obligations and $1.3 million of interest on delayed claims for the year ended December 31, 2002, compared with $15.6 million related to outstanding debt obligations and $3.4 million related to delayed claims in 2001. The Company’s weighted average interest rate on bank debt was 5.43% in 2002 compared with 8% in 2001. Interest expense on delayed claims declined in 2002, reflecting more timely payment of claims and lower levels of older claims outstanding. The Company made approximately $26.3 million of scheduled repayments of its New Term Loan and approximately

$0.9 million of other notes during the year ended December 31, 2002. See “Liquidity and Capital Resources — Financing”.

      The income tax expense recorded for the year ended December 31, 2001 includes the reversal of $21 million of deferred tax valuation allowances established during 1998 when the Company incurred substantial net losses. The remaining valuation allowance at December 31, 2002 of approximately $3.1 million relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2002.

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

      The following tables show plan revenues earned, membership by product and certain other selected information:

	For the Years Ended
	December 31,		Increase (Decrease)

	2001	2000	Amount	%

	(Dollars in thousands)
Revenues:
POS, PPO and Other Plans	$3,114,138	$2,839,999	$274,139	9.7%
HMOs	538,958	505,946	33,012	6.5%

Total Fully Insured Commercial	3,653,096	3,345,945	307,151	9.2%
Medicare	659,295	677,452	(18,157)	(2.7)%

Total premium revenues	4,312,391	4,023,397	288,994	7.2%
Third-party administration, net	13,791	15,390	(1,599)	(10.4)%
Investment and other income	95,046	73,015	22,031	30.2%

Total revenues	$4,421,228	$4,111,802	$309,426	7.5%

	As of December 31,		Increase (Decrease)

	2001	2000	Amount	%

Membership:
POS, PPO and Other Plans	1,154,100	1,115,400	38,700	3.5%
HMOs	218,200	221,600	(3,400)	(1.5)%

Total Fully Insured Commercial	1,372,300	1,337,000	35,300	2.6%
Medicare	77,800	92,000	(14,200)	(15.4)%
Third-party administration	60,000	62,400	(2,400)	(3.8)%

Total membership	1,510,100	1,491,400	18,700	1.3%

	For the Years Ended
	December 31,

	2001	2000

Selected Information:
Medical loss ratio	78.9%	77.5%
Administrative loss ratio	11.3%	11.8%
Per member per month premium revenue	$247.80	$231.96
Per member per month medical expense	$195.45	$179.67
Fully insured member months	17,402,400	17,345,500

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

      Marketing, general and administrative expenses increased $12.7 million, or 2.7%, to $489.1 million for 2001 compared with $476.4 million for 2000. Marketing, general and administrative expenses as a percent of operating revenue improved to 11.3% in 2001 compared with 11.8% in 2000. The increase in dollars spent in 2001 when compared with the prior year is primarily due to increased information technology spending and broker commissions. Broker commissions and premium taxes were approximately 26.3% of marketing, general and administrative expenses in 2001 compared with approximately 23.6% in 2000. Partially offsetting these increases were lower payroll, benefits and occupancy costs, the result of reduced staffing levels, and lower depreciation charges. During 2001, the Company recorded a charge of $10 million for estimated legal expenses related to the securities class action pending against the Company that may not be recoverable from one of the Company’s primary director’s and officer’s insurance carriers due to its insolvency. Included in marketing, general and administrative expenses for 2001 and 2000 are severance charges of approximately $6.4 million and $7.5 million, respectively.

      The Company incurred interest and other financing charges of $15.6 million and $29.4 million in 2001 and 2000, respectively, related to bank debt. Interest on bank debt decreased in part during 2001 due to the repayment in full of the Term Loan during the second quarter of 2000. During December 2000, the Company completed a capital restructuring whereby all outstanding Senior Notes were repurchased or tendered and replaced with new senior bank facilities totaling $250 million, $175 million of which is a 5 1/2 year term loan (the “New Term Loan”) and $75 million of which is a 5 year revolving credit facility (the “Revolver”, together with the New Term Loan, the “Senior Credit Facilities”). In addition, the Company repaid approximately $21.9 million of its New Term Loan during the year ended December 31, 2001. See “Liquidity and Capital Resources — Financing”. The Company’s average interest rate on bank debt was 8% in 2001 compared with 12.1% in 2000. Interest expense on capital leases approximated $0.9 million in 2000. Interest expense on delayed claims totaled $3.4 million in 2001 compared with $4 million in 2000, reflecting more timely payment of claims and lower levels of older claims outstanding.

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

Inflation

      Although the rate of inflation has remained relatively stable in recent years, health care costs have generally been rising at a significantly higher rate than the consumer price index. The Company employs various means to reduce the negative effects of inflation. The Company has increased overall commercial premium rates when practicable in order to attempt to maintain margins. The Company’s cost-control measures and delegation, capitation and risk transfer arrangements with various health care providers may mitigate the effects of inflation on its operations. There is no assurance that the Company’s efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

Liquidity and Capital Resources

      As of December 31, 2002, the Company had approximately $1.4 billion in current cash and marketable securities, including approximately $124 million at the parent company. Parent company cash is used for, among other things, capital expenditures, acquisitions, debt repayment, stock repurchases, costs of litigation and other general corporate purposes. A significant portion of parent company cash is directly dependent upon operating profits generated by the Company’s regulated operating subsidiaries and the ability to receive dividends from those subsidiaries beyond amounts that would be payable without prior regulatory approval. There is no assurance that the Company will receive regulatory approval for future dividend payments. Cash provided by operations was $344.5 million in 2002 compared with $613.8 million in 2001. The change in cash flow between 2002 and 2001 was primarily the result of the receipt of approximately $87.4 million from the Company’s pharmacy benefit manager in 2001, a decrease in other receivables collected related to New York State Market Stabilization and Stop Loss Pools and risk contract recoveries of approximately $31.3 million and an increase in income tax payments of approximately $121.4 million.

      During 2002, the Company received distributions from the 2000 New York Stop Loss Pool and the 1998 Market Stabilization Pool of approximately $12.2 million and $3.6 million, respectively. During 2001, the Company received distributions from the 1997 and 1998 New York Stabilization Pools of approximately $25.1 million and collected receivables of approximately $22 million from a health care risk contract for fiscal 1999 and 2000. In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. This agreement provided for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company develops and provides certain historic and current information and furnishes strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received these amounts, which were included in unearned revenue at December 31, 2001, during the third and fourth quarters of 2001. Effective January 1, 2002, substantially all of these amounts are being amortized to income on a straight-line basis over the life of the agreement.

      Capital expenditures totaled approximately $19 million during 2002 compared with $21.4 million in 2001. This amount was used primarily for computer equipment and software. The Company currently anticipates that capital expenditures in 2003 will be within a range of approximately $25 million to $30 million, a significant portion of which will be devoted to management information systems. In March 2002, the Company acquired MedSpan, the parent company of a Connecticut health maintenance organization, for cash of approximately $18.2 million, subject to certain adjustments. MedSpan’s network serves approximately 32,700 commercial members and 10,800 self-funded members in Connecticut at December 31, 2002, and had total commercial HMO revenues of approximately $87.7 million in 2002. Effective January 2003, the assets and liabilities of MedSpan were transferred and assumed by Oxford CT pursuant to an assumption reinsurance agreement. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. The acquisition is intended to allow the Company to, among other things, expand offerings of its various health plans to New York, New Jersey and Connecticut based employers with employees outside the tri-state area. In the fourth quarter of 2002, the Company sold its investment in MedUnite, a company originally founded by certain healthcare payors to create an Internet-based health care transaction system, in exchange for nominal consideration. The Company had made investments in MedUnite of approximately $11.4 million, including $1.4 million in 2002, which investment was fully reserved prior to sale.

      Cash used by financing activities totaled $273.7 million for the year ended December 31, 2002, compared with $364.6 million in 2001. During 2002, the Company repurchased 6.8 million shares of its common stock in open market transactions at a cost of approximately $251.5 million, repaid approximately $27.1 million of its New Term Loan (as defined in “Financing” below) and other notes and paid approximately $24.1 million related to minimum tax withholdings on option exercises. Partially offsetting these amounts were proceeds received from option exercises of approximately $31.5 million. Proceeds from the exercise of stock options were approximately $29.5 million during 2001 and $64.6 million in 2000. In 2001, the Company’s Board of Directors approved a share repurchase program for up to $500 million of the Company’s outstanding common stock through September 2003. In September 2002, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through December 31, 2002, the Company has repurchased approximately 19.8 million of its common shares at an aggregate cost of approximately $617.4 million. The Company has remaining repurchase authority of approximately $132.6 million as of December 31, 2002. The Company paid cash dividends on the then outstanding Preferred Stock of approximately $13.8 million during 2000.

      The Company has senior credit facilities that include a term loan of $175 million, of which approximately $126.9 million was outstanding at December 31, 2002, and a revolving credit facility of $75 million, which has not been drawn. Under the terms of the senior credit facilities, the Company must make scheduled payments and reductions in the revolving credit facility and must prepay the term loan or reduce the revolving credit facility upon the occurrence of certain events, as defined. See “Liquidity and Capital Resources — Financing”.

      Cash and investments aggregating $56.4 million at December 31, 2002 have been segregated as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO and insurance subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At December 31, 2002, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $551 million, as compared with approximately $448.3 million at December 31, 2001, or approximately $338 million in excess of current regulatory requirements. The Company manages its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At December 31, 2002, the Company’s statutory surplus was approximately 200% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. During 2002 and 2001, the Company’s HMO subsidiaries paid dividends to the parent company of approximately $235 million and $328.4 million, respectively. In addition, a dividend of approximately $87.3 million was approved and paid in the first quarter of 2002 from the Company’s indemnity insurance company to its parent company, Oxford’s New York HMO. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries during 2003, and currently estimates that such amounts will be in excess of $250 million. Although the Company received dividends from its HMO subsidiaries in 2002 and 2001, there can be no assurances that such dividend payments will be made in future periods. With regard to MedSpan, the Company contributed $24 million in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

      The Company’s medical costs payable was $618.6 million as of December 31, 2002 compared with $595.1 million as of December 31, 2001. The increase primarily reflects higher levels of membership, per member per month increases in medical costs and improved working capital management of claims. The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. During the past three years, there has been no significant adverse development of prior year’s actual claims history when compared with recorded reserves at each annual balance sheet date. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is a relatively short time lag between service provided and claim payment. During the past two years, approximately 95% of claims have been paid within six months of incurral. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, where material, have been disclosed and are recorded in the period they arise.

      The liability for medical costs payable is also affected by delegation, capitation and risk transfer arrangements, including, without limitation, arrangements related to certain diagnostic testing, disease management and ancillary services, agreements with physician and other health care groups and the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-transfer providers (who may be entitled to credits from the Company for favorable experience or subject to deductions for accrued deficits). From time to time, the Company may explore other delegation, capitation and risk transfer arrangements with providers and other organizations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

      The Company has risk-share agreements with two hospitals and a physician group covering approximately 22,650 and 21,100 Medicare members at December 31, 2002 and 2001, respectively. One such agreement was expanded in August 2001. Premium revenues for the Medicare members covered under these agreements totaled approximately $189 million and $149 million in 2002 and 2001, respectively. The increase in premium revenue under these agreements for the 2002 period compared with the 2001 period is the result of an increase in member months. Prior to January 1, 2002, the Company had transferred the medical cost risk for its Medicare members in certain New York counties to North Shore Long Island Jewish Health System (“North Shore”). The premium revenues recognized by the Company during the year ended December 31, 2001 for the approximately 16,600 Medicare members covered at that time pursuant to this agreement approximated $167 million. However, as of January 1, 2002, the Company exited the Medicare line of business in Long Island and discontinued the risk transfer agreement with North Shore in other counties. Although North Shore is obligated under the contract to pay all claims for dates of service through December 31, 2001, the Company is ultimately responsible for any claims not paid by North Shore.

      The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pool”) for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets will be required to make payments to the New York Stabilization Pool, and other insurers will receive payments from the New York Stabilization Pool. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions was used to determine payments to and/or from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. In January 2001, the Company received distributions from the 1997 and 1998 New York Stabilization Pools of approximately $4 million and $21.1 million, respectively, which were included in income for the year ended December 31, 2000. In January 2002, the Company received an additional distribution from the 1998 New York Stabilization Pool of approximately $3.6 million that was included in income for the year ended December 31, 2001. The Company contributed approximately $7 million to the New York Stabilization Pools in 1999 and, at December 31, 2002, has established reserves of approximately $5.3 million, $15.3 million and $6 million related to the 1999, 2000 and 2002 pool years, respectively, and a receivable of approximately $10.8 million related to 2001 from the New York Stabilization Pools.

      The Company has also established receivables of approximately $10.8 million and $10.1 million at December 31, 2002 for the 2001 and 2002 pool years, respectively, related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pool, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain of the paid claims for the New York Mandated Plans and for the Healthy New York Plan. In the first quarter of 2002, the Company received distributions from the 2000 Stop Loss Pool of approximately $12.2 million, which was included in income for the year ended December 31, 2001.

      While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2002 Pool years may differ materially from amounts that will ultimately be paid or received from the Pools based on final reconciliations. There can be no assurance that the Company will receive additional funds in the future related to the Pools. Additionally, the regulations governing the Stop Loss Pools are set to expire on or about June 30, 2003, unless extended or revised by the New York State legislature. The impact of the ultimate resolution of this legislation on the amounts recorded by the Company is unknown at this time.

      The Company and certain of its former Officers and Directors are currently defendants in certain securities class actions. In the fourth quarter of 1999, the Company purchased Excess Insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former Officers and Directors and the pending stockholder derivative actions. Subject to the terms of the policies, the excess insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers have advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $155 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the policies is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the Excess Insurance policies. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries related to anticipated legal expenses that may not be recoverable from Reliance. Reliance also insured $20 million of the $200 million Excess Insurance. Due to the liquidation of Reliance, collectibility of some portion of $20 million of the Excess Insurance would also be in doubt if the Company makes a claim on that coverage.

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

      On September 30, 2002, Judge Brieant agreed to hold a settlement conference on November 6, 2002 with parties to the securities class actions and the Excess Insurance carriers. In view of the inherent risks and uncertainties of litigation and the related time and expense, and in anticipation of the settlement conference, the Company communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company has recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer, less $10 million that the Company estimates would be available and collectible under its primary Directors and Officers insurance. If a settlement is reached and the total settlement amount exceeds $161.3 million, the amount of co-payments by the Company required under the Excess Insurance policies and the amount, if any, not collected from Reliance under the Excess Insurance would depend on the terms and total amount of any settlement. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. Accordingly, the Company has not recorded a liability for any co-payments required by the Excess Insurance or any amount not collected from Reliance. Also, in the event the Excess Insurance carriers contribute any amount to a settlement, the Company would be obligated to pay the $8 million additional premium referred to above. At this time, there is no assurance that a settlement will be reached. Accordingly, the Company has not recorded a liability for the additional premium payment. There can be no assurance as to the terms of any settlement, or that the Court would approve any such settlement. If no settlement is reached and approved, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation. The Company does not believe that future funding of the Company’s current settlement offer would have a significant impact on its capital needs or its existing share repurchase program.

      The Company, its Excess Insurance carriers and the plaintiffs have not been able to reach a settlement in the securities class actions. On December 19, 2002, Judge Brieant scheduled a trial to begin on March 10, 2003. If the securities class actions are not settled, the class actions will go to trial. In anticipation of legal defense costs and other expenses related to trial, the Company recorded an additional liability and pretax charge of $20 million in the fourth quarter of 2002. In the event of a settlement or unfavorable trial outcome not covered by existing insurance policies, the Company would utilize some combination of parent company cash plus available credit facilities to finance such settlement or unfavorable outcome. The Company currently has in place a revolving credit facility, subject to certain restrictions and limitations, of $75 million and the availability to borrow an additional $300 million under existing credit facilities. In the event of a settlement or unfavorable outcome in excess of existing credit facilities, the Company would consider, among other things, seeking additional credit facilities.

      In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leased certain information technology equipment, with a fair value of approximately $14 million, from CSC over a term of 30 months. As part of the conclusion of the original agreement, the Company recorded a charge of $15.5 million, which was included in Marketing, General and Administrative expenses, during the second quarter of 2002. Included in this charge was $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million recognized primarily for computer systems that are no longer used in the operations. The Company believes that total administrative expenses for services transitioned to the Company, including equipment leases under the new agreement, will be less than those under the previous CSC agreement.

     Financing

      During 2000, the Company repurchased its remaining outstanding Preferred Stock, repurchased the remaining balance outstanding on its Term Loan and repurchased or tendered for all of its outstanding Senior Notes. The Company recorded an extraordinary charge of $20.3 million, net of income tax benefits of $13.9 million, in connection with the prepayment of the Term Loan and the repurchase or tender of the Senior Notes. The extraordinary charges include premiums paid, transaction costs and the write-off of unamortized original issuance debt costs. Simultaneously with these transactions, the Company entered into new senior bank facilities, totaling $250 million, comprised of a $175 million 5 1/2 year term loan (the “Term Loan”) and a

$75 million 5 year revolving credit facility (the “Revolver”, together with the New Term Loan, the “Senior Credit Facilities”). The proceeds of the New Term Loan were used, along with available Company cash, to fund the recapitalization. The Company has not drawn on the Revolver.

      The agreement governing the Senior Credit Facilities (the “Credit Agreement”), provides for scheduled quarterly repayments of principal of the New Term Loan with a final maturity of June 2006. The Credit Agreement provides for voluntary prepayments of principal and voluntary reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Mandatory prepayments of principal and/or reductions in the Revolver are required from (1) the net proceeds from the sale of assets, subject to certain exceptions; (2) 50% of the net proceeds from certain equity issuances; and (3) the net proceeds from the issuance of debt securities. The Credit Agreement also provides for mandatory prepayment of the entire amount outstanding under the Senior Credit Facilities at a 1% premium upon the occurrence of a change in control (as defined). The Credit Agreement (i) allows the Company to use unrestricted Parent Company cash to repurchase common stock and make other payments as defined in the Credit Agreement, subject to a minimum of $150 million of liquidity, (ii) allows the Company, subject to certain restrictions, to borrow an additional $300 million and (iii) allows the Company to pay up to $150 million related to a settlement or adverse judgment in the securities litigation in excess of insurance payments received by the Company.

      The commitment under the Revolver shall be reduced to the greater of $50 million or the then outstanding amount upon the settlement of certain securities litigation, and $50 million on January 1, 2005, with the expiration of all commitments under the Revolver on December 31, 2005.

      Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The weighted average interest rate for the years ended December 31, 2002 and 2001 was 5.43% and 8%, respectively. At December 31, 2002, interest expense is based on a $62.8 million tranche at a rate of approximately 4.99% through February 13, 2003 and a $64 million tranche at a rate of 5.19% through January 16, 2003. On January 16, 2003, the rate with respect to the $64 million tranche was reset at 4.64% to expire on July 16, 2003.

      The Senior Credit Facilities grant a first priority lien to the Lenders on all property of the Company and material non-regulated subsidiaries and all capital stock of its material subsidiaries, and require the Company to maintain certain financial ratios and prohibit certain restricted payments, as defined.

     Contractual Obligations

      The Company is contractually obligated to make payments as follows within the next five years:

		Payments Due by Period

					After 5
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	Years

	(Amounts in thousands)
Long term debt	$126,875	$30,625	$74,375	$21,875	$—
Operating leases	67,100	12,900	24,700	16,300	13,200
Obligations under capital lease agreement	11,219	5,470	5,749	—	—

Total	$205,194	$48,995	$104,824	$38,175	$13,200

      Operating lease terms generally range from one to ten years with certain early termination or renewal provisions at the Company’s option.

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

      The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company’s financial condition and results, and which require management to make subjective and/or complex judgments. Critical accounting policies cover matters that are inherently uncertain because the future resolution of such matters is unknown. The Company has discussed the development and selection of the critical accounting estimates and related disclosures with the audit committee of the board of directors. The Company believes that its critical accounting policies include revenue recognition (including the estimation of bad debt and retroactivity reserves), medical costs payable (including reserves for incurred but not reported or paid claims), the carrying value of investments and accounting for contingent liabilities.

     Revenue recognition

      Commercial membership contracts are generally established on a yearly basis subject to cancellation by the employer group, individual or the Company upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the month in which the Company is obligated to provide services to members, and are net of estimated terminations of members and groups. Premiums collected in advance of the coverage period are recorded as unearned revenue. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts, including retroactive membership adjustments, based on known activities and balances and on historical trends. The Company receives premium payments from CMS on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and could result in revenue adjustments. All other material revenue is generated from investments.

      The Company evaluates the collectibility of its premiums receivable based on a combination of factors. These estimates are based on the Company’s assessment of the collectibility of specific accounts, the aging of premiums receivable, historical retroactivity trends, bad-debt write-offs and other known factors. If economic or industry trends change beyond the Company’s estimates or if there is a deterioration in financial condition of a major group or account, increases in the reserve for uncollectible accounts may result.

      At December 31, 2002, the Company maintained reserves for billing adjustments of $3.5 million compared with $9.8 million at December 31, 2001, and reserves for doubtful accounts of $10 million at December 31, 2002 and 2001. The reserve for billing adjustments was reduced during 2002 based on reduced levels of net retroactivity experienced over the last two years as a result of the Company receiving billing and member change information on a more timely basis.

     Medical costs payable

      The Company contracts with various health care providers for the provision of covered medical care services to its members and primarily compensates those providers on a fee-for-service basis and makes other payments pursuant to certain risk-sharing arrangements. The Company also bears the risk of health care expenses for covered services provided by non-contracted providers to members. Costs of health care and medical costs payable for health care services provided to members are estimated by management based on evaluations of providers’ claims submitted and provisions for IBNR. The Company’s liability for medical costs payable is also affected by delegation, capitation and risk transfer arrangements, including, without limitation, certain diagnostic testing, disease management and ancillary services, physician and other health care groups and arrangements relating to the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) as well as the impact of incentive arrangements and reserves for estimated settlements. Levels of unpaid claims may also vary based in part on working capital management.

      The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. These estimates are reviewed by the Company’s external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. Adjustments to prior period estimates, if any, are included in the current period.

      Medical costs payable also reflects payments required by or anticipated benefits from certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools include the New York Market Stabilization Pool affecting small employer group and individual products, the New York Stop Loss Pools, the Connecticut Small Employer Reinsurance Pool and New Jersey assessments related to the individual product market. Certain of the risk allocation pools have, and in the future may be, amended in ways more or less favorable to the Company and may be the target of legal challenges by insurers or other parties.

      The financial impact to the Company of the New York Market Stabilization Pool is a function of how the Company compares to the entire market relative to the factors defined in the regulations. In this case, the Company considers a range of possible outcomes and establishes its liability or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. Key data considered in developing the Company’s range of outcomes includes the small group and individual enrollment of its competitors by product type and the risk profile of the Company’s membership by product. The range of outcomes also considers the likely differences between the risk profile of small group HMO and small group POS and PPO membership. Management believes this may ultimately be the key determinant of results. The dominant position of the Company in the New York City area with respect to the small group market and the relative attractiveness of the Company’s provider networks are also key considerations. Final results for any given year cannot be known with certainty until data submissions by all HMOs and insurers have been audited by the state or its designee. As a result, it is not possible to precisely forecast this outcome in advance of actual results. Final results related to the New York Market Stabilization Pools for the period 1999 to 2002 may differ significantly from current estimates. Considering the major factors that affect the outcome of the pooling mechanism as described above, and particularly the Company’s dominance in the New York City area, results for each year may vary from having a liability to the pool of approximately $15 million to having a receivable from the pool of approximately $15 million. At December 31, 2002, the Company has established reserves of approximately $5.3 million, $15.3 million and $6 million related to the 1999, 2000 and 2002 pool years, respectively, and a receivable of approximately $10.8 million related to 2001 from the New York Stabilization Pools. The Company has also established receivables of approximately $10.8 million and $10.1 million at December 31, 2002 for the 2001 and 2002 pool years, respectively, related to the New York Stop Loss Pools. Management believes that the current net receivable established as of December 31, 2002, related to the pool years 1999 through 2002 represent its best estimate in light of the limited current information available.

      Also included in medical costs payable are: (i) estimated liabilities for New York’s Graduate Medical Education (“GME”) and hospital Bad Debt and Charity Care (“BDCC”) programs, which are state health care public policy initiatives aimed at defraying the costs of other health care providers, such as hospitals; (ii) amounts due to the Company’s pharmacy benefit manager (“PBM”); and (iii) estimated liabilities for various medical contracts between the Company and certain current and former providers, some of which are currently in dispute. For a further description of the risk allocation pools and the state health care public policy initiatives referenced above, see “Cautionary Statement Regarding Forward-Looking Statements”.

      Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of December 31, 2002; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s December 31, 2002 estimates of medical costs payable and actual costs payable, net earnings for the year ended December 31, 2002 would increase or decrease by approximately $3.6 million and diluted earnings per share would increase or decrease by approximately $0.04 per share.

      The following table shows the components of the change in medical costs payable for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000

Balances as of January 1,	$595.1	$612.9	$656.1
Business purchases	25.7	—	—
Components of health care services expense:
Estimated costs incurred	3,904.1	3,416.3	3,202.5
Estimate changes	(55.3)	(15.0)	(86.0)

Health care services expense	3,848.8	3,401.3	3,116.5

Payments for health care services related to:
Current year	(3,347.1)	(2,911.3)	(2,656.8)
Prior year	(503.9)	(507.8)	(502.9)

Total paid	(3,851.0)	(3,419.1)	(3,159.7)

Balances as of December 31,	$618.6	$595.1	$612.9

Balance at December 31 related to:
Current year	$557.0	$505.0	$545.7
Prior years	61.6	90.1	67.2

Total	$618.6	$595.1	$612.9

      Included in estimate changes are favorable development of prior years estimated medical costs of approximately $33.3 million, $8.4 million and $47.7 million for 2002, 2001 and 2000, respectively, estimate changes in New York market stabilization pool reserves and stop loss pool recoveries of approximately $22 million, $6.6 million and $25.1 million for 2002, 2001 and 2000, respectively, and claim recoveries of approximately $13.2 million in 2000.

      The components of medical costs payable were as follows at December 31, 2002 and 2001 (in millions):

		Amounts Relating to
		Claims Incurred During

As of December 31, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$555.7	$521.8	$33.9
Pharmacy PBM payable	26.7	26.7	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	13.9	8.5	5.4
Other reserves	22.3	—	22.3

	$618.6	$557.0	$61.6

		Amounts Relating to
		Claims Incurred During

As of December 31, 2001	Total	2001	2000 and Prior

IBNR and medical claims reserves	$517.9	$472.5	$45.4
Pharmacy PBM payable	19.9	19.9	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	26.4	3.4	23.0
Other reserves	30.9	9.2	21.7

	$595.1	$505.0	$90.1

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

Contingent liabilities

      The Company and certain of its former officers and present and former directors are currently defendants in certain securities class actions. The Company, in the opinion of management with the advice of external counsel, has substantial defenses to the plaintiffs’ claims and may ultimately prevail if these matters are brought to trial. In view of the inherent risks and uncertainties of litigation, however, and in anticipation of a settlement conference held in November 2002, the Company communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer less $10 million, classified as other current receivables in the Company’s consolidated balance sheet, that the Company estimates would be available and collectible under its primary Directors and Officers insurance.

      The Company, its Excess Insurance carriers and the plaintiffs have not been able to reach a settlement in the securities class actions. On December 19, 2002, Judge Brieant scheduled a trial to begin on March 10, 2003. If the securities class actions are not settled, the class actions will go to trial. In anticipation of additional legal fees and other expenses related to trial, the Company recorded an additional net liability and pretax charge of $20 million in the fourth quarter of 2002. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. If a settlement is not reached, or if the Court does not approve any such settlement, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation. The Company is also subject to the litigation described in the footnotes to the consolidated financial statements and in “Legal Proceedings”.

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

      The Company’s consolidated balance sheet as of December 31, 2002, includes a significant amount of assets whose fair values are subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a tight duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, corporate debt and asset and mortgage backed securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a high credit rating, A or higher, and maintains an average rating of AA+ on the overall portfolio.

      In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of December 31, 2002 by approximately $40.5 million and $83.2 million, respectively (compared to $42.7 million and $83.7 million as of December 31, 2001, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investment in debt securities as of December 31, 2002 by approximately $41.1 million and $82.1 million, respectively (compared to $41.5 million and $81.8 million as of December 31, 2001, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in-line with the estimated values. The year over year variation in the portfolio’s sensitivity to changes in interest rates is a function of increased investment balances and an increase in the average duration of the portfolio.

Item 8.	Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements and Schedule on page 52.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

      The information required by Items 10 through 13 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2002.

Item 14.	Controls and Procedures

      Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of a date within 90 days of the filing date of this annual report, the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers’ evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits and Financial Statement Schedules

1. All financial statements — see Index to Consolidated Financial Statements and Schedules on page 52.

2. Financial statement schedules — see Index to Consolidated Financial Statements and Schedules on page 52.

3. Exhibits — see Exhibit Index beginning on page 86.

      (b) Reports on Form 8-K

      In a report on Form 8-K dated October 21, 2002 and filed on October 22, 2002, the Company reported, under Item 5. “Other Events”, a pre-tax charge related to the 1997 Securities Class Action Lawsuits and the Company’s expectation of earnings per share for the quarter ended September 30, 2002.

      In a report on Form 8-K dated and filed on October 29, 2002, the Company reported, under Item 5. “Other Events”, its results of operations for the quarter ended September 30, 2002.

      In a report on Form 8-K dated November 22, 2002 and filed on November 25, 2002, the Company reported, under Item 5. “Other Events”, the completion of the transition from Dr. Norman Payson to Charles Berg as CEO and Kent Thiry as Non-Executive Chairman.

      In a report on Form 8-K dated and filed on December 20, 2002, the Company reported, under Item 5. “Other Events”, the trial date for the 1997 Securities Class Action Litigation and an additional pre-tax charge for litigation reserves related to the 1997 Securities Class Action.

      In a report on Form 8-K dated and filed on December 23, 2002, the Company reported, under Item 5. “Other Events”, the denial of a motion to add the Company as a defendant in certain federal multi-district class action litigation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of February, 2003.

OXFORD HEALTH PLANS, INC.

By:	/s/ CHARLES G. BERG

Charles G. Berg
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Act of 1933, this Report has been signed by the following persons on behalf of the Registrant on February 7, 2003 in the capacities indicated.

Signature	Title

/s/ CHARLES G. BERG Charles G. Berg	Principal Executive Officer, President and Director

/s/ KENT J. THIRY Kent J. Thiry	Director, Non-Executive Chairman of the Board

/s/ KURT B. THOMPSON Kurt B. Thompson	Principal Financial Officer

/s/ MARC M. KOLE Marc M. Kole	Principal Accounting Officer

/s/ DAVID BONDERMAN David Bonderman	Director

/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director

/s/ ROBERT B. MILLIGAN, JR. Robert B. Milligan, Jr.	Director

/s/ BENJAMIN H. SAFIRSTEIN, M.D. Benjamin H. Safirstein, M.D.	Director

/s/ JOSEPH W. BROWN Joseph W. Brown	Director

/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director

CERTIFICATIONS

I, Charles G. Berg, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Oxford Health Plans, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES G. BERG

Charles G. Berg
President and Chief Executive Officer

Date: February 7, 2003

I, Kurt B. Thompson, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Oxford Health Plans, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KURT B. THOMPSON

Kurt B. Thompson
Chief Financial Officer

Date: February 7, 2003

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Independent Auditors’ Report

The Board of Directors and Shareholders

Oxford Health Plans, Inc.:

      We have audited the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and comprehensive earnings and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

New York, New York

January 24, 2003

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001

	(In thousands, except share
	amounts)
Assets
Current assets:
Cash and cash equivalents	$321,627	$345,530
Investments — available-for-sale, at fair value	1,102,664	961,652
Premiums receivable, net	29,803	37,127
Other receivables	43,919	24,678
Prepaid expenses and other current assets	10,214	3,450
Deferred income taxes	111,652	83,416

Total current assets	1,619,879	1,455,853
Property and equipment, net	34,445	35,084
Deferred income taxes	9,173	8,348
Restricted cash and investments — held-to-maturity, at amortized cost	56,421	58,813
Goodwill and other intangible assets, net	24,691	3,302
Other noncurrent assets	8,907	15,325

Total assets	$1,753,516	$1,576,725

Liabilities and Shareholders’ Equity
Current liabilities:
Medical costs payable	$618,618	$595,064
Current portion of long term debt	30,625	26,250
Trade accounts payable and accrued expenses	135,124	116,601
Reserve for litigation settlement	161,300	—
Unearned revenue	201,045	201,225
Income taxes payable	2,418	47,789
Current portion of capital lease obligations	5,470	—

Total current liabilities	1,154,600	986,929
Obligations under capital lease	5,749	—
Long-term debt	96,250	126,876
Contingencies (see note 17)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 105,075,889 in 2002 and 100,353,007 in 2001	1,051	1,004
Additional paid-in capital	709,258	605,661
Retained earnings	437,130	215,165
Accumulated other comprehensive earnings	25,038	7,587
Treasury stock, at cost	(675,560)	(366,497)

Total shareholders’ equity	496,917	462,920

Total liabilities and shareholders’ equity	$1,753,516	$1,576,725

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands, except per share amounts)
Revenues:
Premiums earned	$4,850,964	$4,312,391	$4,023,397
Third-party administration, net	17,744	13,791	15,390
Investment and other income, net	94,686	95,046	73,015

Total revenues	4,963,394	4,421,228	4,111,802

Expenses:
Health care services	3,848,803	3,401,331	3,116,544
Marketing, general and administrative	575,433	489,143	476,422
Litigation charge for estimated settlement, net	151,300	—	—
Interest and other financing charges	11,041	19,003	34,332

Total expenses	4,586,577	3,909,477	3,627,298

Operating earnings before income taxes and extraordinary item	376,817	511,751	484,504
Income tax expense	154,852	189,330	199,085

Net earnings before extraordinary item	221,965	322,421	285,419
Extraordinary item — Loss on early retirement of debt, net of income tax benefits of $13,916 in 2000	—	—	(20,325)

Net earnings	221,965	322,421	265,094
Less preferred dividends and amortization	—	—	(73,791)

Net earnings attributable to common shares	$221,965	$322,421	$191,303

Earnings per common share — basic:
Earnings before extraordinary item	$2.55	$3.35	$2.50
Extraordinary item	—	—	(0.24)

Net earnings per common share	$2.55	$3.35	$2.26

Earnings per common share — diluted:
Earnings before extraordinary item	$2.45	$3.21	$2.24
Extraordinary item	—	—	(0.22)

Net earnings per common share	$2.45	$3.21	$2.02

Weighted-average common stock and common stock equivalents outstanding:
Basic	87,145	96,269	84,728
Effect of dilutive securities:
Stock options	3,599	4,274	4,779
Warrants	—	—	5,066

Diluted	90,744	100,543	94,573

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings

Years Ended December 31, 2002, 2001 and 2000

						Accumulated
	Common Stock					Other
			Additional	Retained		Comprehensive
	Number		Paid-In	Earnings	Comprehensive	Earnings	Treasury
	of Shares	Par Value	Capital	(Deficit)	Earnings	(Loss)	Stock

	(In thousands)
Balance at January 1, 2000	81,986	$820	$488,030	$(372,350)		$(17,745)	$—
Exercise of stock options	5,332	53	64,537	—	—	—	—
Issuance of common shares	10,986	110	194,900	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	27,665	—	—	—	—
Repurchase of warrants	—	—	(141,408)	—	—	—	—
Compensatory stock grants under executive stock agreements	—	—	1,924	—	—	—	—
Preferred stock dividends and amortization of discount	—	—	(30,978)	—	—	—	—
Amortization of preferred stock issuance costs	—	—	(1,728)	—	—	—	—
Write-off of preferred stock discount and costs	—	—	(41,085)	—	—	—	—
Net income	—	—	—	265,094	$265,094	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	21,383	21,383	—

Comprehensive earnings					$286,477

Balance at December 31, 2000	98,304	983	561,857	(107,256)		3,638	—
Exercise of stock options	2,049	21	29,473	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	12,411	—	—	—	—
Compensatory stock grants under executive stock agreements	—	—	1,920	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(366,497)
Net income	—	—	—	322,421	$322,421	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	3,949	3,949	—

Comprehensive earnings					$326,370

Balance at December 31, 2001	100,353	1,004	605,661	215,165		7,587	(366,497)
Exercise of stock options	4,723	47	64,999	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	38,278	—	—	—	—
Compensatory stock grants under executive stock agreements	—	—	320	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(309,063)
Net income	—	—	—	221,965	$221,965	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	17,451	17,451	—

Comprehensive earnings					$239,416

Balance at December 31, 2002	105,076	$1,051	$709,258	$437,130		$25,038	$(675,560)

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net earnings	$221,965	$322,421	$265,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	22,928	21,417	34,229
Noncash income	(17,519)	—	—
Litigation and other noncash charges	177,832	—	—
Deferred income taxes	(36,432)	66,127	190,596
Extraordinary item	—	—	20,325
Realized gain on sale of investments	(26,883)	(20,787)	(111)
Loss on sale of assets	—	—	5,365
Changes in assets and liabilities, net of balances acquired:
Premiums receivable	11,039	19,567	7,377
Other receivables	(9,241)	56,316	(48,406)
Prepaid expenses and other current assets	(4,416)	1,684	(899)
Medical costs payable	323	(17,866)	(43,133)
Trade accounts payable and accrued expenses	232	2,295	(19,853)
Income taxes payable	(7,090)	47,789	—
Unearned revenue	14,836	112,926	(8,856)
Other, net	(3,105)	1,920	2,976

Net cash provided by operating activities	344,469	613,809	404,704

Cash flows from investing activities:
Capital expenditures	(18,981)	(21,386)	(12,774)
Purchases of available-for-sale securities	(1,460,763)	(1,193,074)	(466,999)
Sales and maturities of available-for-sale securities	1,386,443	1,130,811	450,082
Proceeds from sale of assets	—	—	2,734
Acquisitions, net of cash acquired	(1,288)	(19,483)	(2,300)
Other, net	(75)	798	10,030

Net cash used by investing activities	(94,664)	(102,334)	(19,227)

Cash flows from financing activities:
Proceeds from exercise of stock options	31,545	29,494	64,590
Payments under capital leases	(2,552)	(5,700)	(12,554)
Proceeds of notes and loans payable	—	—	175,000
Redemption of notes and loans payable	(27,136)	(21,874)	(376,050)
Redemption of preferred stock, net of issuance expenses	—	—	(208,592)
Redemption of warrants	—	—	(142,122)
Cash dividends paid on preferred stock	—	—	(13,792)
Purchase of treasury stock	(251,509)	(366,497)	—
Payment of withholding tax on option exercises	(24,056)	—	—
Debt issuance expenses	—	—	(6,207)

Net cash used by financing activities	(273,708)	(364,577)	(519,727)

Net increase (decrease) in cash and cash equivalents	(23,903)	146,898	(134,250)
Cash and cash equivalents at beginning of year	345,530	198,632	332,882

Cash and cash equivalents at end of year	$321,627	$345,530	$198,632

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows — (Continued)

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Supplemental schedule of non-cash investing and financing activities:
Unrealized appreciation of investments	$31,102	$4,920	$23,911
Tax benefit realized on exercise of stock options	38,278	12,411	27,665
Fair value of treasury shares associated with option exercise	57,554	—	—
Obligation under capital lease	13,771	—	—
Obligation under outsource agreement	—	13,603	—
Preferred stock dividends paid in-kind	—	—	4,565
Amortization of preferred stock discount	—	—	12,619
Amortization of preferred stock issuance expenses	—	—	1,728
Exchange of warrants for common stock	—	—	195,008
Write-off of preferred stock discount and costs	—	—	40,373

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization

      Oxford Health Plans, Inc. (“Oxford” or the “Company”) is a regional health care company providing health care coverage primarily in New York, New Jersey and Connecticut. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates four health maintenance organizations (“HMOs”) and two insurance companies and offers a health benefits administrative service.

      Oxford’s HMOs, Oxford Health Plans (NY), Inc. (“Oxford NY”), Oxford Health Plans (NJ), Inc. (“Oxford NJ”), Oxford Health Plans (CT), Inc. (“Oxford CT”) and MedSpan Health Options, Inc. (“MSHO”), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. (“OHI”), a wholly-owned subsidiary of Oxford NY, currently does business under accident and health insurance licenses granted by the Department of Insurance in the states of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania. As discussed in Note 13, in 2001, Oxford acquired all of the outstanding stock of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company licensed to issue individual and group annuity, life and health insurance policies in most states. In March 2002, the Company acquired MedSpan, Inc. (“MedSpan”), the parent of MSHO.

      Oxford maintains a health care network of hospitals, physicians and ancillary health care providers who have entered into formal contracts with Oxford. These contracts set reimbursement at either fixed levels or pursuant to certain risk-sharing arrangements and require adherence to Oxford’s policies and procedures for quality and cost-effective treatment.

(2)	Summary of Significant Accounting Policies

      (a) Principles of consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Oxford Health Plans, Inc. and all majority-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

      (b) Premium revenue. Membership contracts are generally established on a yearly basis subject to cancellation by the individual, employer group or Oxford upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the month in which Oxford is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from the federal Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for its Medicare membership. In 2002, premiums received from CMS represented approximately 12.1% of the Company’s total premium revenue earned. Membership and category eligibility are periodically reconciled with CMS and could result in revenue adjustments. The Company is not aware of any material claims, disputes or settlements relating to revenues it has received from CMS. Premiums receivable are presented net of valuation allowances for estimated uncollectible amounts of $10 million in 2002 and 2001, respectively, and retroactive billing adjustments of approximately $3.5 million and $9.8 million in 2002 and 2001, respectively. Premium revenues are net of write-off’s and other premium adjustments of approximately $4.1 million, $7 million and $9.9 million in 2002, 2001 and 2000, respectively. A component of unearned revenue represents the portion of premiums received for which Oxford is not obligated to provide services until a future date.

      (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Costs of health care and medical costs payable for health care services provided to enrollees are estimated by management based on evaluations of providers’ claims submitted and provisions for incurred but not reported or paid claims (“IBNR”). The Company

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. These estimates are reviewed by the Company’s external auditors and state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. Adjustments to prior period estimates, if any, are included in the current period. Favorable development of prior years estimated medical costs was primarily the result of ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than assumed for 2001. Medical costs payable also reflects payments required by or anticipated benefits from public policy initiatives, rebates, reinsurance and cost sharing arrangements. Management believes that the Company’s reserves for medical costs payable are adequate to satisfy its ultimate unpaid claim liabilities.

      Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates. The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company’s historical experience. Anticipated investment income is not included in the determination of premium deficiency reserves since its effect is deemed to be immaterial. The Company evaluates the need for premium deficiency reserves on a quarterly basis. No such reserves were required as of December 31, 2002.

      The following table shows the components of the change in medical costs payable for the years ended December 31, 2002, 2001 and 2000 (in millions):

	2002	2001	2000

Balances as of January 1,	$595.1	$612.9	$656.1
Business purchases	25.7	—	—
Components of health care services expense:
Estimated costs incurred	3,904.1	3,416.3	3,202.5
Estimate changes	(55.3)	(15.0)	(86.0)

Health care services expense	3,848.8	3,401.3	3,116.5

Payments for health care services related to:
Current year	(3,347.1)	(2,911.3)	(2,656.8)
Prior year	(503.9)	(507.8)	(502.9)

Total paid	(3,851.0)	(3,419.1)	(3,159.7)

Balances as of December 31,	$618.6	$595.1	$612.9

Balance at December 31 related to:
Current year	$557.0	$505.0	$545.7
Prior years	61.6	90.1	67.2

Total	$618.6	$595.1	$612.9

      Included in estimate changes are favorable development of prior years estimated medical costs of approximately $33.3 million, $8.4 million and $47.7 million for 2002, 2001 and 2000, respectively, estimate changes in New York market stabilization pool reserves and stop loss pool recoveries of approximately

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$22 million, $6.6 million and $25.1 million for 2002, 2001 and 2000, respectively, and claim recoveries of approximately $13.2 million in 2000.

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

      (f) Investments. Investments are classified as either available-for-sale or held-to-maturity. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. The Company has determined that all other investments might be sold prior to maturity to support its investment strategies. Accordingly, these other investments are classified as available-for-sale and are stated at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from earnings and are reported in accumulated other comprehensive earnings (loss), net of income tax effects where applicable. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Investment income is accrued when earned and included in investment and other income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AA+ on the overall portfolio.

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

      (h) Computer software costs. Internal and external direct and incremental costs of $3.6 million and $4.4 million incurred in developing or obtaining computer software for internal use were capitalized for the years ended December 31, 2002 and 2001, respectively. These costs are presented in property and equipment and are being amortized using the straight-line method over their estimated useful lives, generally two years.

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

      (j) Goodwill and other intangible assets. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires that the purchase accounting method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS 142 requires goodwill and other indefinite-lived assets to be tested for impairment under certain circumstances, but at least annually and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets with finite lives are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally 4 to 5 years.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (k) Impairment of long-lived assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses the impairment of long-lived assets and was effective for financial statements issued for fiscal years beginning after December 15, 2001. The implementation of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

      (l) Earnings per share. Basic earnings per share is calculated on the weighted-average number of common shares outstanding. Diluted earnings per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options and warrants outstanding.

      (m) Stock option plans. At December 31, 2002, the Company has three primary stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the years ended December 31.

	2002	2001	2000

	(In thousands, except per share
	amounts)
Net earnings, as reported	$221,965	$322,421	$191,303
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17,641)	(25,892)	(26,808)

Pro forma net earnings	$204,324	$296,529	$164,495

Basic earnings per share
As reported	$2.55	$3.35	$2.26
Pro forma	$2.34	$3.08	$1.94
Diluted earnings per share
As reported	$2.45	$3.21	$2.02
Pro forma	$2.25	$2.95	$1.74

      (n) Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

      (o) Use of estimates. The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include reserves for IBNR, estimated receivables from or payables to certain state regulated risk allocation pools, litigation defense costs and settlements, reserves for bad debts and retroactivity, the fair value of intangible assets and the carrying value of investments. Actual results could differ from these and other estimates.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (p) Reporting comprehensive income. The changes in value of available-for-sale securities as reported in the consolidated statements of shareholders’ equity and comprehensive earnings include unrealized holding gains on available-for-sale securities of $58.3 million, $25.7 million and $24 million in 2002, 2001 and 2000, respectively, reduced by the tax effects of $23.2 million, $9.5 million and $2.6 million in 2002, 2001 and 2000, respectively, and reclassification adjustments relating to realized investment gains of $(26.9) million, $(20.8) million and $(0.1) million in 2002, 2001 and 2000, respectively, offset by the tax effects of $9.3 million and $8.5 million in 2002 and 2001, respectively.

      (q) Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

      (r) Business segment information. The Company operates in one principal business segment, offering commercial (large group, small group, individual and HMO) and Medicare products to a diverse group of customers primarily in New York, New Jersey and Connecticut. All products entitle an insured to obtain services from a specified subset of the Company’s provider network. Substantially all of these products are supported by the same executive management team and share common underwriting and claim functions. The Company does not allocate indirect expenses to any product lines. Assets are not separately identified by product. Accordingly, the Company does not maintain separate comprehensive profit and loss accounts for these product lines, other than tracking membership, premium revenue and medical expense. In the opinion of the Company’s management, these product lines possess similar economic characteristics and meet the aggregation criteria described in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

      Membership in the Company’s commercial and Medicare plans was 1,479,500 and 70,100, respectively, at December 31, 2002, 1,372,300 and 77,800, respectively, at December 31, 2001, and 1,337,000 and 92,000, respectively, at December 31, 2000. Premium revenue for the Company’s commercial and Medicare plans was $4.265 billion and $585 million, respectively, for the year ended December 31, 2002, $3.653 billion and $659 million, respectively, for the year ended December 31, 2001, and $3.346 billion and $677 million, respectively, for the year ended December 31, 2000. The medical loss ratio, including the effect of prior year development, if any, for the Company’s commercial and Medicare plans (defined as the ratio of health care services expense to premium revenue) was 79.0% and 81.6%, respectively, for the year ended December 31, 2002, 78.4% and 81.2%, respectively, for the year ended December 31, 2001 and 76.2% and 83.9%, respectively, for the year ended December 31, 2000.

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

(3)	Investments

      The following is a summary of marketable securities as of December 31, 2002 and 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2002:
Available-for-sale:
U.S. government obligations	$374,949	$15,193	$—	$390,142
Corporate obligations	339,341	14,815	(669)	353,487

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
Municipal bonds	104,969	3,305	(170)	108,104
Mortgage and asset backed securities	241,217	10,234	(520)	250,931

Total investments	$1,060,476	$43,547	$(1,359)	$1,102,664

Held-to-maturity:
U.S. government obligations	$47,642	$2,679	$—	$50,321
Municipal bonds	4,758	153	—	4,911
Cash and short term investments	4,021	—	—	4,021

Total held-to-maturity	$56,421	$2,832	$—	$59,253

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(In thousands)
December 31, 2001:
Available-for-sale:
U.S. government obligations	$276,920	$3,467	$(1,887)	$278,500
Corporate obligations	376,116	8,669	(1,045)	383,740
Municipal bonds	67,640	469	(630)	67,479
Mortgage and asset backed securities	229,890	2,686	(643)	231,933

Total investments	$950,566	$15,291	$(4,205)	$961,652

Held-to-maturity:
U.S. government obligations	$49,985	$2,198	$—	$52,183
Municipal bonds	5,317	—	(189)	5,128
Cash and short term investments	3,511	—	—	3,511

Total held-to-maturity	$58,813	$2,198	$(189)	$60,822

      The amortized cost and estimated fair value of marketable debt securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due in one year or less	$29,867	$30,174	$31,201	$31,988
Due after one year through five years	423,244	436,481	20,306	22,023
Due after five years through ten years	263,320	276,869	1,149	1,337
Due after ten years	344,045	359,140	3,765	3,905

Total	$1,060,476	$1,102,664	$56,421	$59,253

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain information related to marketable securities is as follows:

	2002	2001	2000

	(In thousands)
Proceeds from sale or maturity of available-for-sale securities	$1,380,307	$1,111,138	$430,682
Proceeds from maturity of held-to-maturity securities	6,136	19,673	19,400

Total proceeds from sale or maturity of marketable securities	$1,386,443	$1,130,811	$450,082

Gross realized gains on sale of available-for-sale securities	$30,947	$21,923	$2,192
Gross realized losses on sale of available-for-sale securities	(4,064)	(1,136)	(2,081)

Net realized gains on sale of marketable securities	$26,883	$20,787	$111

Net unrealized gain on available-for-sale securities included in comprehensive earnings	$31,102	$4,920	$23,911
Deferred income tax expense	(13,651)	(971)	(2,528)

Other comprehensive earnings	$17,451	$3,949	$21,383

      Net investment income, including net realized gains (losses) in 2002, 2001 and 2000 was $91.4 million, $93.6 million and $77.4 million, respectively. Other income in 2002 includes approximately $15.2 million related to the Company’s pharmacy benefit agreement, partially offset by investment valuation losses of approximately $13.7 million. Other income in 2000 includes a $5.4 million loss on the sale of fixed assets, a $1.5 million investment valuation loss, and a gain on disposition of assets of $1.6 million.

(4)	Income Taxes

      Income tax expense (benefit) consists of:

	Current	Deferred	Total

	(In thousands)
Year ended December 31, 2002
Federal	$155,850	$(35,707)	$120,143
State and local	40,464	(5,755)	34,709

Total	$196,314	$(41,462)	$154,852

Year ended December 31, 2001
Federal	$119,076	$30,625	$149,701
State and local	14,754	24,875	39,629

Total	$133,830	$55,500	$189,330

Year ended December 31, 2000
Federal	$—	$155,257	$155,257
State and local	1,180	42,648	43,828

Total	$1,180	$197,905	$199,085

      Cash paid for income taxes was approximately $197.3 million, $75.9 million and $8.6 million for 2002, 2001 and 2000, respectively. Cash paid for income taxes in 2000 principally represents estimated federal alternative minimum taxes.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings before income taxes and extraordinary items as a result of the following:

	2002	2001	2000

	(In thousands)
Income tax expense at statutory tax rate	$131,886	$179,113	$169,576
State and local income taxes, net of federal income tax benefit	22,561	31,217	27,719
Change in valuation allowance	—	(21,000)	(10,000)
Effect of future state and local tax rates on deferred tax assets	—	—	11,790
Other, net	405	—	—

Income tax expense	$154,852	$189,330	$199,085

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2002 and 2001 are as follows:

	2002	2001

	(In thousands)
Deferred tax assets (liabilities):
Litigation settlement reserve	$59,016	$—
Unearned revenue	36,458	43,907
Trade accounts payable and accrued expenses	13,727	17,277
Property and equipment	10,502	10,519
Medical costs payable	8,350	13,488
Allowance for doubtful accounts	6,836	9,664
Net operating loss carryforwards	6,355	2,635
Restructuring related	1,864	1,728
Unrealized appreciation in value of available for sale investments	(17,150)	(3,499)
Other	(1,999)	(821)

Total gross deferred assets	123,959	94,898
Less valuation allowances	(3,134)	(3,134)

Net deferred tax assets	$120,825	$91,764

      In light of the Company’s progress from 1999 through 2001, its estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal and state net operating loss carryforwards and certain other temporary differences. In addition, in 2001, based on the recognition of realized gains, the valuation allowance related to capital loss carryforwards was reversed. The income tax expense recorded for the years ended December 31, 2001 and 2000 includes the reversal of $21 million and $10 million, respectively, of deferred tax valuation allowances. The remaining valuation allowance at December 31, 2002 of $3.1 million relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. The Company adjusted its net deferred tax assets during 2000 for the effects of changes in state and local tax rates relating to the periods when the net deferred tax assets are expected to reverse. The impact was to increase 2000 income tax expense by approximately $11.8 million. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2002.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Property and Equipment

      Property and equipment, net of accumulated depreciation, is as follows:

	As of December 31,

	2002	2001

	(In thousands)
Land and buildings	$40	$40
Furniture and fixtures	10,627	10,734
Equipment	65,597	63,769
Leasehold improvements	29,316	33,537

Property and equipment, gross	105,580	108,080
Accumulated depreciation and amortization	(71,135)	(72,996)

Property and equipment, net	$34,445	$35,084

      Depreciation and amortization of property and equipment aggregated $15.6 million, $16.3 million and $32.8 million during the years ended December 31, 2002, 2001 and 2000, respectively.

      As discussed in Note 11, costs for equipment purchased by the Company’s previous outsourcing vendor for certain of the Company’s information technology operations were capitalized and amortized over three to five years. During 2001, the Company capitalized equipment purchases totaling approximately $28 million under the original agreement. This technology outsourcing arrangement was cancelled during 2002. As a result, the Company recorded a charge of $15.5 million during 2002 for termination fees and asset impairments. New equipment leases of approximately $14 million were capitalized in conjunction with the new agreement with CSC.

(6)	Debt

      Debt consists of the following:

	As of December 31,

	2002	2001

	(In thousands)
Senior Secured Term Loan	$126,875	$153,126
Less current portion	(30,625)	(26,250)

Long-term debt	$96,250	$126,876

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

      The New Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006. During the year ended December 31, 2002, the Company repaid approximately $26.2 million of principal outstanding under the New Term Loan and approximately $0.9 million of other long-term debt.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Agreement also provides for voluntary prepayments of principal and voluntary reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal from proceeds upon the occurrence of certain events. Mandatory prepayments of principal and/or reductions in the Revolver are required from (1) the net proceeds from the sale of assets, subject to certain exceptions; (2) 50% of the net proceeds from certain equity issuances; and (3) the net proceeds from the issuance of debt securities. The Credit Agreement also provides for mandatory prepayment of the entire amount outstanding under the Senior Credit Facilities at a 1% premium upon the occurrence of a change in control (as defined). In addition, the Credit Agreement (i) allows the Company to use unrestricted Parent Company cash to repurchase common stock and make other payments as defined in the Credit Agreement subject to a minimum of $150 million of liquidity and (ii) allows the Company, subject to certain restrictions, to borrow an additional $300 million. The Company is in compliance with all covenants in the Credit Agreement.

      The commitment under the Revolver shall be reduced to the greater of $50 million or the then outstanding amount if a settlement of certain securities litigation occurs (see Note 17), and $50 million on January 1, 2005, with the expiration of all commitments under the Revolver on December 31, 2005.

      Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate as defined, plus an applicable margin based on the Company’s credit ratings. At December 31, 2002, interest expense is based on a $62.8 million tranche at a rate of approximately 4.99% through February 13, 2003, and a $64 million tranche at a rate of 5.19% through January 16, 2003. On January 16, 2003, the rate with respect to the $64 million tranche was reset at 4.64% to expire on July 16, 2003. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver.

      The Senior Credit Facilities grant a first priority lien to the Lenders on all property of the Company and material non-regulated subsidiaries, and all capital stock of its material subsidiaries, and provide that the Company maintain certain financial ratios and prohibits certain restricted payments, as defined.

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

      As a result of the redemption of the Senior Notes and the Term Loan in 2000 as discussed above, the Company recorded an extraordinary charge of $20.3 million, or $0.22 per diluted share, net of income tax benefits of $13.9 million. The extraordinary charge represented the payment of redemption premiums, transaction costs and the write off of deferred finance costs, net of related tax benefits.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company made cash payments for interest expense on indebtedness and delayed claims of approximately $10.5 million, $16.1 million and $35.5 million in 2002, 2001 and 2000, respectively.

(7)	Share Repurchase Program

      In 2001, the Company’s Board of Directors approved a share repurchase program for up to $500 million of the Company’s outstanding common stock through September 2003. In September 2002, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of December 31, 2002, the Company had repurchased 19,794,700 shares of its common stock at a total cost of approximately $617.4 million. The Company had remaining share repurchase authority of approximately $132.6 million at December 31, 2002.

(8)	Redeemable Preferred Stock

      Activity for redeemable preferred stock was as follows during 2000:

(In thousands)
Beginning balance, January 1, 2000	$344,316
Accrued in-kind dividends	4,565
Accrued cash dividends	13,792
Cash dividends paid	(13,792)
Redemption of principal in cash	(208,592)
Redemption of principal to exercise warrants	(195,008)
Write-off preferred stock discount and costs	40,373
Amortization of discount	12,619
Amortization of issuance expenses	1,727

Ending balance, December 31, 2000	$—

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

      The Company grants fixed stock options under its 1991 Stock Option Plan, as amended (the “1991 Plan”), to certain directors, employees and consultants, under its 1997 Independent Contractor Stock Option

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan (the “Independent Contractor Plan”) to certain independent contractors who materially contribute to the long-term success of the Company and under its 2002 Nonemployee Director Stock Option Plan (the “2002 Director Plan”) to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant. Prior to 2002, stock options were granted to nonemployee directors under a predecessor 1991 Nonemployee Director Plan (the “1991 Director Plan”), which expired by its terms in 2001 except as to options outstanding. In 2002, the Company obtained Board and shareholder approval of a new 2002 Equity Incentive Compensation Plan (the “2002 Plan”) pursuant to which the Company can issue stock options, restricted stock, stock appreciation rights and other forms of equity compensation to certain directors, employees and consultants. To date, the Company has not issued any awards under the 2002 Plan.

      The 1991 Plan and the 2002 Plan provide for granting of nonqualified stock options and incentive stock options which vest as determined by the Board of Directors and expire over varying terms, but not more than seven years from date of grant. As stated above, the 2002 Plan also provides for awards of restricted stock, stock appreciation rights and other equity-based awards. The Independent Contractor Plan provides for granting of nonqualified stock options that vest as determined by the Company and expire over varying terms, but not more than seven years from the date of the grant. The 1991 Plan, the 2002 Plan and the Independent Contractor Plan are administered by a compensation committee currently comprised of two members of the Board of Directors, selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are initially granted at fair market value on the date of grant.

      The 2002 Director Plan provides for granting of nonqualified stock options to nonemployee directors of the Company. The plan provides that each year on the first Friday following the Company’s annual meeting of stockholders, each individual elected, re-elected or continuing as a nonemployee director automatically receives a nonqualified stock option for 10,000 shares of common stock with an exercise price at the fair market value on that date. The plan further provides that one-fourth of the options granted under the plan vest on each of the date of grant and the following three anniversaries of the date of grant. The 1991 Director Plan had comparable provisions except that the annual option grant was for 5,000 shares.

      Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

		Weighted-Average
	Shares	Exercise Prices

Outstanding at January 1, 2000	15,262,357	$15.04
Granted	3,512,223	13.75
Exercised	(5,321,694)	12.11
Cancelled	(3,058,887)	15.22

Outstanding at December 31, 2000	10,393,999	16.03
Granted	6,835,575	31.00
Exercised	(2,051,109)	14.40
Cancelled	(1,716,678)	27.06

Outstanding at December 31, 2001	13,461,787	22.47
Granted	384,000	38.47
Exercised	(4,729,771)	13.75
Cancelled	(1,722,627)	30.29

Outstanding at December 31, 2002	7,393,389	27.06

Exercisable at December 31, 2002	3,118,212	$22.25

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2002, there were 20,273,367 shares of common stock reserved for issuance under the plans, including 12,879,978 shares reserved for future grant.

      Under the terms of an employment agreement, Norman C. Payson, M.D., the Company’s former Chief Executive Officer, was granted a nonqualified stock option on February 23, 1998 (the “Option”) to purchase 2,000,000 shares of common stock at an exercise price of $15.52 per share and, in August 1998, a nonqualified stock option (the “Additional Option”) to purchase an additional 1,000,000 shares of Company common stock under the 1991 Plan. The Additional Option was granted with an exercise price equal to $6.0625, vested ratably over the four years from February 23, 1998, and is otherwise subject to the terms and conditions of the Employee Plan. The difference between the exercise price and the fair market value of the shares subject to the Option on the date of issuance has been accounted for as unearned compensation and was amortized to expense over the period restrictions lapse. Unearned compensation charged to operations in 2002, 2001 and 2000 was approximately $0.3 million, $1.9 million and $1.9 million, respectively.

      Information about fixed stock options outstanding at December 31, 2002, is summarized as follows:

			Weighted-Average
Range of	Number	Weighted-Average	Remaining
Exercise Prices	Outstanding	Exercise Price	Contractual Life

$ 5.01-$10.00	151,562	$6.24	1.17 Years
10.01-15.00	294,529	13.52	1.99 Years
15.01-20.00	1,395,583	16.37	4.09 Years
20.01-25.00	83,625	22.77	6.04 Years
25.01-50.00	5,458,090	31.10	5.46 Years
50.01-74.00	10,000	59.38	4.38 Years

5.01-74.00	7,393,389	27.06	4.98 Years

      Information about fixed stock options exercisable at December 31, 2002, is summarized as follows:

Range of	Number	Weighted-Average
Exercise Prices	Exercisable	Exercise Price

$5.01-$10.00	151,562	$6.24
10.01-15.00	291,279	13.54
15.01-20.00	1,204,966	16.03
20.01-25.00	38,125	21.79
25.01-50.00	1,422,280	30.77
50.01-74.00	10,000	59.38

5.01-74.00	3,118,212	22.25

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans other than for modifications of option terms that result in new measurement dates.

      The per share weighted-average fair value of stock options granted was $19.52, $15.25 and $6.91 during 2002, 2001 and 2000, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield for any year, expected volatility of 68.09%, 70.71% and 75.87% during 2002, 2001 and 2000, respectively, risk-free interest rates of 2.17%, 3.70% and 6.37% in 2002, 2001 and 2000, respectively, and expected lives of four years.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	Leases

      Oxford leases office space and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2002, 2001, and 2000 was approximately $12.2 million, $11.2 million and $11.8 million, respectively. The Company’s lease terms range from one to ten years with certain options to renew. Certain lease agreements provide for escalation of payments based on fluctuations in certain published cost-of-living indices. The capital lease information below includes the Company’s obligation as of December 31, 2002 for certain information technology equipment under its agreement with Computer Sciences Corporation. See additional discussion in Note 11.

      Property held under capital leases is summarized as follows and is included in property and equipment:

2002

(In thousands)
Computer equipment	$13,608
Other equipment	163

Gross	13,771
Less accumulated amortization	(2,754)

Net capital lease assets	$11,017

      Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are as follows:

Operating
Leases

(In thousands)
2003	$12,900
2004	13,700
2005	11,000
2006	8,400
2007	7,900
Thereafter	13,200

Total minimum future rental payments	$67,100

      The above amounts for operating leases are net of estimated future minimum subrentals aggregating approximately $6.4 million.

(11)	Outsourcing Agreement

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

      CSC was expected to invoice the Company for base operating and capital costs under the original agreement totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage and were billed by CSC at rates established in the agreement. Costs for equipment purchased by CSC that was used for the Company’s

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations were capitalized as leased assets and amortized over periods ranging from three to five years based on estimated useful lives, providing that all such equipment was to be fully amortized by the end of the agreement. For the year ended December 31, 2001, the Company capitalized equipment purchases by CSC of approximately $28 million and expensed approximately $31.6 million for operating costs provided by CSC under the original agreement. At December 31, 2001, approximately $13.6 million was included in accounts payable and accrued expense for equipment purchased by CSC.

      In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement. The Company and CSC have transitioned services and functions to the Company, including employment of personnel, utilization of equipment and assumption of third-party service contracts. As part of the conclusion of the original agreement, the Company recorded a charge of $15.5 million during the second quarter of 2002, which is included in marketing, general and administrative expenses. Included in this charge are $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million, recognized primarily for computer systems that will no longer be used in operations. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leases certain information technology equipment with a fair value of approximately $14 million from CSC over a term of thirty months. The Company capitalized this equipment as leased assets.

(12)	Pharmacy Benefit Manager Agreement

      In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. This agreement provided for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company has furnished and will continue to furnish de-identified claim information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received a total of $87.4 million in the third and fourth quarters of 2001. Substantially all such amounts were included in unearned revenue at December 30, 2001, and are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002. The amount recognized in income in 2002 included approximately $15.2 million in other income and approximately $2.3 million as an offset to administrative expense.

      In connection with its new pharmacy benefits agreement, the Company provided for anticipated costs related to its prior pharmacy benefits arrangements. Anticipated costs unpaid related to the prior agreements of approximately $8.7 million are included in medical costs payable as of December 31, 2002.

(13)	Acquisitions

      In May 2001, the Company acquired all of the outstanding stock of Investors Guaranty Life Insurance Company (“IGL”) for a purchase price of approximately $11.8 million, net of cash acquired. The acquisition has been accounted for as a purchase business combination. IGL is a California insurance company licensed to issue individual and group annuity, life and health insurance policies in most states. All pre-existing business is currently reinsured. The fair market value of IGL’s assets acquired and liabilities assumed was approximately $12 million and $0.2 million, respectively. The amount allocated to other noncurrent assets represents value assigned to business licenses in various states. In the opinion of management, the licenses acquired in the IGL business combination have an indefinite life as it is the Company’s intent to seek and obtain renewals of such licenses (in those instances where the license has an expiration date) prior to expiration. Accordingly, the Company ceased amortizing the value assigned to the licenses effective January 1,

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, and performs periodic assessments for impairment using the fair-value based tests required by SFAS No. 142.

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

      At the date of acquisition, the fair market value of MedSpan’s assets acquired and liabilities assumed was approximately $57 million and $39 million, respectively. Included in assets acquired were deferred tax assets of approximately $6 million and approximately $24.2 million of acquired intangible assets and goodwill. As discussed above, the purchase price is subject to certain adjustments that are anticipated to be finalized during the first quarter of 2003, subject to certain provisions of the acquisition agreement. At that time, amounts specifically allocated to goodwill and other acquired intangible assets will be finalized, and will likely include refinements to the value assigned to MedSpan’s commercial insured membership and hospital and physician provider network. Amortization of intangible assets with finite lives is computed over the useful lives of the respective assets, generally four to five years. The amortization was approximately $2.1 million for the year ended December 31, 2002. Effective January 2003, most of the assets and liabilities of MedSpan were transferred and assumed by Oxford CT pursuant to an assumption reinsurance agreement.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill and other indefinite-lived assets to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets other than goodwill, to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets with finite lives are carried at cost less accumulated amortization.

      In December 2002, the Company sold its investment in MedUnite Inc. (“MedUnite”), an independent, development stage company initially conceived and financed by a number of the nation’s largest health care payors, in exchange for nominal consideration. The Company had made investments of approximately $7.7 million in 2001 and $1.4 million in 2002, for a total investment of approximately $11.4 million in MedUnite. This investment was fully reserved prior to sale.

(14)	Defined Contribution Plan

      The Company has a qualified defined contribution 401(K) savings plan (the “Savings Plan”) that covers all employees with six months of service and at least a part-time employment status as defined. Employees may contribute up to a maximum of 30% of compensation, as defined, up to a maximum annual contribution of $11,000 in 2002. Employee participants are not permitted to invest their contributions in the Company’s common stock. The Savings Plan also provides that the Company make matching contributions, currently 4% up to certain limits, of the salary contributions made by the participants. Of this matching contribution, 1% is in Company stock and 3% may be directed by the participant into several investment choices, including Company stock. The Company’s contributions to the Savings Plan were approximately $3.2 million, $1.4 million and $1.7 million in 2002, 2001 and 2000, respectively.

(15)	Regulatory and Contractual Capital Requirements

      Certain restricted cash and investments at December 31, 2002 and 2001 are held on deposit with various financial institutions to comply with state regulatory capital requirements. As of December 31, 2002, approximately $56.4 million was so restricted and is shown as restricted cash and investments in the accompanying consolidated balance sheet. With respect to the Company’s HMO and insurance subsidiaries,

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the minimum amount of surplus required is based on formulas established by the state insurance departments. These statutory surplus requirements amounted to approximately $213 million and $191 million at December 31, 2002 and 2001, respectively. At December 31, 2002, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $551 million, as compared with approximately $448.3 million at December 31, 2001, or approximately $338 million in excess of current regulatory requirements. The Company manages its statutory surplus primarily against National Association of Insurance Commissioners Company Action Level (“CAL”) Risk Based Capital (“RBC”). At December 31, 2002, the Company’s statutory surplus was approximately 200% of CAL RBC.

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

      During 2002 and 2001, the Company’s HMO subsidiaries paid dividends to the parent company of approximately $235 million and $328.4 million, respectively, and the Company made cash contributions to its MedSpan HMO subsidiary of $24 million during 2002. The capital contribution was made to ensure that the subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets.

(16)	Concentrations of Credit Risk

      Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company’s customer base. As of December 31, 2002 and 2001, the Company had no significant concentrations of such credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of obligations of the United States government, certain state governmental entities and high-grade corporate bonds and notes and mortgage and asset backed securities. These investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria.

      The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 75% of its commercial premium revenues received from New York business. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company’s revenue under its contracts with CMS represented approximately 12.1% of its premium revenue earned during 2002.

(17)	Contingencies

      Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. In addition, purported shareholder derivative actions were filed against the Company, its directors and certain of its officers in the United States District Courts for the Southern District of New York and the District of Connecticut and the Connecticut Superior Court. The purported securities class actions and the purported federal derivative actions were consolidated before Judge Charles L. Brieant of the United States District Court for the Southern District of New York. On February 14, 2002, Judge Brieant approved a settlement of the purported derivative actions. On April 25, 2002, the Connecticut Superior Court derivative actions were withdrawn with prejudice as part of the settlement. The State Board of Administration of Florida has filed an individual action against the Company and certain of its former officers and current and former directors, which is also now pending in the United

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States District Court for the Southern District of New York, asserting claims arising from the October 27, 1997 decline in the price per share of the Company’s common stock.

      In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the excess insurers have agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers have advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $155 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief. The coverage under the policies described above is in addition to approximately $25 million of coverage remaining under preexisting primary insurance that is not subject to the Retention applicable to the Excess Insurance policies. Of the remaining $25 million in primary insurance coverage, collectibility of some portion of $15 million is in doubt because one of the Company’s Directors and Officers insurance carriers, Reliance Insurance Company (“Reliance”), was placed in liquidation in October 2001 by the Commonwealth Court of Pennsylvania. Accordingly, during the third quarter of 2001, the Company recorded a charge of $10 million related to a provision for estimated insurance recoveries related to anticipated legal expenses that may not be recoverable from Reliance. Reliance also insured $20 million of the $200 million Excess Insurance. Due to the liquidation of Reliance, collectibility of some portion of $20 million of the Excess Insurance would also be in doubt if the Company makes a claim on that coverage.

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

      On September 30, 2002, Judge Brieant agreed to hold a settlement conference on November 6, 2002 with parties to the securities class actions and the Excess Insurance carriers. In view of the inherent risks and uncertainties of litigation and the related time and expense, and in anticipation of the settlement conference, the Company communicated to the plaintiffs and the insurance carriers the Company’s willingness to pay $161.3 million. This offer reflects the full amount of the current Retention under the insurance carriers’ interpretation of the Excess Insurance policies. As a result, the Company has recorded a net liability and pre-tax charge of $151.3 million against earnings in the third quarter of 2002. This $151.3 million charge represents the Company’s settlement offer less $10 million, classified as other current receivables in the Company’s consolidated balance sheet, that the Company estimates would be available and collectible under

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its primary Directors and Officers insurance. If a settlement is reached and the total settlement amount exceeds $161.3 million, the amount of co-payments by the Company required under the Excess Insurance policies and the amount, if any, not collected from Reliance under the Excess Insurance would depend on the terms and total amount of any settlement. At the present time, no total settlement amount beyond $161.3 million can be reasonably estimated. Accordingly, the Company has not recorded a liability for any co-payments required by the Excess Insurance or any amount not collected from Reliance. Also, in the event the Excess Insurance carriers contribute any amount to a settlement, the Company would be obligated to pay the $8 million additional premium referred to above. At this time, there is no assurance that a settlement will be reached. Accordingly, the Company has not recorded a liability for the additional premium payment. There can be no assurance as to the terms of any settlement, or that the Court would approve any such settlement. If no settlement is reached and approved, the securities class actions would proceed to trial, and, at the present time, no amount or range of loss can be reasonably estimated. Accordingly, the Company has not recorded a net liability for a potential unfavorable judgment or settlement costs in excess of $151.3 million. There can be no assurance as to the ultimate result in this litigation.

      The Company, its Excess Insurance carriers and the plaintiffs have not been able to reach a settlement in the securities class actions. On December 19, 2002, Judge Brieant scheduled a trial to begin on March 10, 2003. If the securities class actions are not settled, the class actions will go to trial. The Company recorded additional reserves and a pretax charge of $20 million in the fourth quarter of 2002 as a result of revisions to estimates of legal fees and other expenses related to the trial.

      On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by ERISA. The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and RICO cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding. There has been no discovery involving Oxford in the Florida proceeding.

      On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians was styled as a class action complaint. Both suits asserted claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By Order dated January 23, 2003, the Court granted the Company’s motion to stay the purported class action case and compel arbitration. The Court further dismissed the claims under the Prompt Pay Statute and the Public Health law. By order dated January 24, 2003, the Court granted the Company’s motion to dismiss the MSSNY complaint in its entirety.

      On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association (the “AAA”). The Company has objected to this filing on the basis that neither its arbitration agreement with Dr. Sutter, nor the AAA rules, permit or provide for consolidated or class action arbitration.

      On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey chancery court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserts several claims including violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. The Company moved to dismiss the complaint, and to consolidate the action with the Sutter action. On October 25, 2002, the Court denied the Company’s motion to consolidate the actions because it dismissed the Sutter action.

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

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these complaints have filed motions to remand the complaints back to state court, which motions were recently denied by the federal court. Oxford and the other defendants have moved to dismiss the complaint under both federal and state law. The Company believes it has substantial defenses and intends to defend the action vigorously.

      On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005, as defined (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability of approximately $11.2 million for the Termination Payments, which are payable over time, and estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter. Amounts unpaid related to termination of this agreement totaling approximately $8.7 million are included in medical costs payable at December 31, 2002.

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

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

      Cash and cash equivalents: The carrying amount approximates fair value based on the short-term maturities of these instruments.

      Premiums receivable: The carrying amount approximates fair value based on the relatively short duration of outstanding amounts.

      Investments: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services.

      Long-term debt: The carrying amount of long-term debt, including the current portion, approximates fair value as the interest rates of outstanding debt are similar to like borrowing arrangements at December 31, 2002.

(19)	Government Programs

      During 2002, 2001 and 2000, the Company earned premiums of $585.2 million, $659.3 million and $677.5 million, respectively, associated with Medicare.

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

(20) Quarterly Information (Unaudited)

      Tabulated below are certain data for each quarter of 2002 and 2001.

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except membership and per share amounts)
Year ended December 31, 2002:
Net operating revenues	$1,147,968	$1,207,253	$1,246,364	$1,267,123
Operating expenses	1,044,629	1,128,743	1,079,996	1,170,868
Net earnings	$71,443	$52,873	$23,808	$73,841
Per common and common equivalent share:
Basic	$0.82	$0.60	$0.27	$0.86
Diluted	$0.78	$0.58	$0.26	$0.84
Membership at quarter-end	1,574,500	1,601,800	1,611,100	1,601,500

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 31	June 30	Sept. 30	Dec. 31

	(In thousands, except membership and per share amounts)
Year ended December 31, 2001:
Net operating revenues	$1,058,364	$1,080,645	$1,088,403	$1,098,770
Operating expenses	957,695	996,465	962,115	974,199
Net earnings	67,572	74,799	85,717	94,333
Per common and common equivalent share:
Basic	$0.69	$0.76	$0.88	$1.04
Diluted	$0.65	$0.73	$0.85	$1.00
Membership at quarter-end	1,504,100	1,512,000	1,507,900	1,510,100

      Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general and administrative expenses. Net earnings per common and common equivalent share is computed independently for each of the quarters presented in accordance with SFAS 128. Therefore, the sum of the quarterly net earnings per common and common equivalent share may not equal the total computed for the year or any cumulative interim period.

      On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed health care organization, for cash of approximately $18.2 million, subject to adjustment for certain items. MedSpan net operating revenues were approximately $11.1 million for the quarter ended March 31, 2002, $30.1 million for the quarter ended June 30, 2002, $26.7 million for the quarter ended September 30, 2002 and $24.5 million for the quarter ended December 31, 2002. MedSpan fully insured commercial membership was 49,700 at March 31, 2002, 43,300 at June 30, 2002, 36,400 at September 30, 2002 and 32,700 at December 31, 2002. Net earnings attributable to MedSpan were not material for the year ended December 31, 2002.

      In April 2002, the Company agreed with CSC to conclude its technology outsourcing arrangement and entered into a new agreement with CSC effective July 15, 2002. As a result of the conclusion of the original agreement, the Company recorded a charge of $15.5 million, which was included in marketing, general and administrative expenses, during the second quarter of 2002. Included in this charge were $7.8 million of negotiated termination fees, payable to CSC over 30 months, and an asset impairment charge of approximately $7.7 million recognized primarily for fixed assets that will no longer be used in operations.

      In September 2002, the Company recorded a net charge of $151.3 million, or $0.98 per diluted share, related to securities class action lawsuits following the October 27, 1997 decline in the price of the Company’s stock. In addition, during the third quarter of 2002, the Company recorded reductions to estimated reserves for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and net favorable development of prior period medical cost estimates of approximately $9.5 million ($0.20 per diluted share).

      In December 2002, the Company recorded a reserve of $20 million, or $0.13 per diluted share, for estimated legal defense costs related to the securities class action lawsuits filed following the October 27, 1997 decline in the price of the Company’s stock.

      The second and fourth quarters of 2001 include the reversal of deferred tax valuation allowances of $11 million ($0.11 per diluted share) and $10 million ($0.11 per diluted share), respectively (see Note 4). The fourth quarter of 2001 includes $6.6 million ($0.04 per diluted share) in additional recoveries from the New York Stabilization Pools related to prior years. The third quarter of 2001 includes a charge of $10 million ($0.06 per diluted share) for legal expenses related to the securities class actions. The first quarter of 2001 includes favorable development of prior period medical cost estimates of $8 million ($0.05 per diluted share).

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Schedule I — Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2002 and 2001

	2002	2001

	(In thousands)
Current assets:
Cash and cash equivalents	$42,260	$122,599
Investments — available-for-sale	82,085	58,714
Receivables, net	14,049	6,925
Deferred income taxes	105,392	57,342
Other current assets	9,773	3,441

Total current assets	253,559	249,021
Property and equipment, net	34,157	35,080
Investments in and advances to subsidiaries, net	599,295	456,376
Deferred income taxes	7,368	8,348
Other assets	3,858	15,271

Total assets	$898,237	$764,096

Current liabilities:
Accounts payable, accrued expenses and medical claims payable	$35,345	$63,305
Current portion of long-term debt	30,625	26,250
Unearned revenue	66,581	84,745
Reserve for litigation settlement	161,300	—
Current portion of capital lease obligations	5,470	—

Total current liabilities	299,321	174,300

Capital lease obligation	5,749	—
Long-term debt	96,250	126,876
Shareholders’ equity:
Common stock	1,051	1,004
Additional paid-in capital	709,258	605,661
Retained earnings	437,130	215,165
Accumulated other comprehensive earnings	25,038	7,587
Treasury stock	(675,560)	(366,497)

Total shareholders’ equity	496,917	462,920

Total liabilities and shareholders’ equity	$898,237	$764,096

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Schedule I — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Income

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Revenues-management fees and investment and other income, net	$403,551	$368,615	$396,549

Expenses:
Health care services	(3,342)	(1,488)	(12,674)
Marketing, general and administrative	406,044	364,987	373,884
Interest and other financing charges	9,745	15,602	24,311
Litigation charge for estimated settlement, net	151,300	—	—

Total expenses	563,747	379,101	385,521

Operating earnings (loss)	(160,196)	(10,486)	11,028
Equity in net earnings of subsidiaries	314,307	287,874	281,530

Earnings before income taxes and extraordinary item	154,111	277,388	292,558
Income tax expense (benefit)(1)	(67,854)	(45,033)	7,139

Net earnings before extraordinary item	221,965	322,421	285,419
Extraordinary item, net of income tax benefits	—	—	(20,325)

Net earnings	221,965	322,421	265,094
Less preferred dividends and amortization	—	—	(73,791)

Net earnings attributable to common shares	$221,965	$322,421	$191,303

(1)	Income tax expense (benefit) includes the tax on a separate company basis plus the net effects of the tax sharing agreements with its subsidiaries. In addition, 2001 includes the effect of the reversal of $21 million of deferred tax valuation reserves.

      During 2002, 2001 and 2000, the Registrant received cash dividends from its consolidated subsidiaries aggregating $235 million, $328.4 million and $317.6 million, respectively.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Schedule I — Condensed Financial Information of Registrant — (Continued)

Condensed Statements of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents
Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Net cash provided by operating activities(1)	$245,622	$492,450	$318,030

Cash flows from investing activities:
Capital expenditures	(18,981)	(21,386)	(12,774)
Sale or maturity of available-for-sale securities	314,567	39,061	10,400
Purchase of available-for-sale investments	(334,683)	(95,260)	(11)
Proceeds on the sale of assets	—	—	2,734
Acquisitions and other investments	—	(7,667)	—
Other, net	28,141	4,836	10,884

Net cash provided (used) by investing activities	(10,956)	(80,416)	11,233

Cash flow from financing activities:
Proceeds from exercise of stock options	31,545	29,494	64,590
Redemption of preferred stock, net of issuance expenses	—	—	(208,592)
Redemption of warrants	—	—	(142,122)
Proceeds of notes and loans payable	—	—	175,000
Redemption of notes and loans payable	(26,251)	(21,874)	(376,050)
Cash dividends paid on preferred stock	—	—	(13,792)
Debt issuance expenses	—	—	(6,207)
Proceeds of surplus note	—	—	38,000
Payment of withholding tax on option exercises	(24,056)	—	—
Investments in and advances to subsidiaries, net	(42,182)	(12,760)	(6,000)
Payments under capital lease obligations	(2,552)	(5,700)	(12,554)
Purchase of treasury stock	(251,509)	(366,497)	—

Net cash used by financing activities	(315,005)	(377,337)	(487,727)

Net increase (decrease) in cash and cash equivalents	(80,339)	34,697	(158,464)
Cash and cash equivalents at beginning of year	122,599	87,902	246,366

Cash and cash equivalents at end of year	$42,260	$122,599	$87,902

(1)	Includes cash dividends received from consolidated subsidiaries of $235 million, $328.4 million and $317.6 million, respectively, in 2002, 2001 and 2000.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001 and 2000

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and	Deductions/	End of
	Period	Expenses	Write-offs(1)	Period

	(In thousands)
Year ended December 31, 2002
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$19,785	$(3,500)	$2,759	$13,526

Year ended December 31, 2001
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$28,620	$(7,674)	$1,161	$19,785

Year ended December 31, 2000
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$40,853	$(11,153)	$1,080	$28,620

(1)	Excludes write-off’s and other premium adjustments recorded in 2002, 2001 and 2000 of approximately $4.1 million, $7 million and $9.9 million, respectively, as reductions to premium revenue.

EXHIBIT INDEX

Exhibit
No.		Description of Document

3(a)	—	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, previously filed with and incorporated by reference to the Registrant’s Form 10-Q/ A for the quarterly period ended September 30, 2000 (File No. 0-19442)
3(b)	—	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)
4(a)	—	Form of Stock Certificate, incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-1 (File No. 33-40539)
10(a)	—	Employment Agreement, dated as of February 23, 1998, between the Registrant and Dr. Norman C. Payson, incorporated by reference to Exhibit 10(t) of the Registrant’s Annual Report on Form 10-K/ A for the period ended December 31, 1997 (File No. 0-19442)
10(b)	—	Oxford Health Plans, Inc. Stock Option Agreement, dated February 23, 1998, by and between Dr. Norman C. Payson and the Registrant, previously filed with and incorporated by reference to Exhibit 10(u) of the Registrant’s Annual Report on Form 10-K/ A for the period ended December 31, 1997 (File No. 0-19442)
10(c)	—	Amendment Number 1 to Employment Agreement, dated as of December 9, 1998, by and between the Registrant and Norman C. Payson, M.D., previously filed with and incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998, filed on March 19, 1999 (File No. 0- 19442)
10(d)	—	Amendment, dated April 13, 1999, to Employment Agreement between Registrant and Norman C. Payson, previously filed with and incorporated by reference to the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 1999.
10(e)	—	Employment Agreement, dated as of September 30, 2002, between the Registrant and Charles G. Berg, incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 33-40539)
10(f)	—	Employment Agreement, dated as of April 1, 1998, between the Registrant and Alan Muney, M.D., M.H.A., incorporated by reference to Exhibit 10(d) of the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)
10(g)	—	Letter Agreement, dated September 28, 1998, between the Registrant and Fred F. Nazem, incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)
10(h)	—	Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to Exhibit 10(b) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998 (File No. 0-19442)
10(i)	—	Letter Agreement, dated October 12, 1999, to Letter Agreement, dated July 24, 1998, between the Registrant and Benjamin Safirstein, M.D., incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 1999 (File No. 0-19442)
10(j)	—	Employment Agreement, dated as of September 1, 2000, as amended, by and between the Registrant and Daniel N. Gregoire, incorporated by reference to Exhibit 10(p) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2001 (File No. 0-19442)
10(k)	—	Oxford Health Plans, Inc. Stock Option Agreement, dated as of December 1, 2000, by and between the Registrant and Daniel N. Gregoire, incorporated by reference to Exhibit 10(q) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2001 (File No. 0-19442)
10(l)	—	Letter Agreement, dated as of July 22, 1998, by and between the Registrant and Kurt B. Thompson, incorporated by reference to the Exhibit 10(y) of the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-19442)
10(m)	—	Employment Agreement, dated March 15, 2000, by and between the Registrant and Kurt B. Thompson, incorporated by reference to Exhibit 10(z) of the Registrant’s Form 10-K for the year ended December 31, 1999 (File No. 0-19442)

Exhibit
No.		Description of Document

10(n)	—	1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(t) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-19442)
10(o)	—	1997 Independent Contractor Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed on September 16, 1997 (File No. 0-19442)
10(p)	—	Oxford Health Plans, Inc. 401(k) Plan, as amended, incorporated by reference to Exhibit 10(v) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-19442)
10(q)	—	Non-Employee Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 10(l)(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19442)
10(r)	—	Oxford Health Plans, Inc. 2002 Equity Incentive Compensation Plan, incorporated by reference to the Registrant’s Form S-8 filed on September 30, 2002 (File No. 33-40539)
10(s)	—	Oxford Health Plans, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed on September 30, 2002 (File No. 33-40539)
10(t)	—	Oxford Health Plans, Inc. Special Salary Continuation Plan, previously filed with and incorporated by reference to Exhibit 10(c) of the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 0-19442)
10(u)	—	Oxford Health Plans, Inc. 2001 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10(b) of the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)
10(v)	—	Credit Agreement, dated as of December 22, 2000, among the Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agent, and the other parties thereto, incorporated by reference to Exhibit 10.3 of the registration Statement on Form S-3, filed January 10, 2001 (File No. 0-19442)
10(w)	—	First Amendment to Credit Agreement, dated as of July 6, 2001, by and among the Registrant, Oxford Benefit Management, Inc., the financial institutions listed therein as Lenders, Credit Suisse First Boston, Deutsche Banc Alex Brown, Inc. and Credit Lyonnais New York Branch, incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001 (File No. 0-19442)
21	—	Subsidiaries of the Registrant*
23(a)	—	Consent of Ernst & Young LLP*

*	Filed herewith.