Form 10-Q
period 2003-03-31
OXFORD HEALTH PLANS INC
filed 2003-05-05
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on April 29, 2003, net of treasury shares acquired, was 83,317,490.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2003 and December 31, 2002
(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$401,874	$321,627
Investments – available-for-sale, at market value	1,130,643	1,102,664
Premiums receivable, net	37,539	29,803
Other receivables	60,111	43,919
Prepaid expenses and other current assets	15,734	10,214
Deferred income taxes	128,267	111,652

Total current assets	1,774,168	1,619,879
Property and equipment, net	34,152	34,445
Deferred income taxes	7,999	9,173
Restricted cash and investments-held-to-maturity, at amortized cost	56,453	56,421
Goodwill and other intangible assets, net	25,608	24,691
Other noncurrent assets	8,628	8,907

Total assets	$1,907,008	$1,753,516

Liabilities and Shareholders’ Equity
Current liabilities:
Medical costs payable	$674,942	$618,618
Current portion of long-term debt	31,719	30,625
Trade accounts payable and accrued expenses	133,188	135,124
Reserve for litigation settlement	225,000	161,300
Unearned revenue	151,670	201,045
Income taxes payable	45,155	2,418
Current portion of capital lease obligations	5,537	5,470

Total current liabilities	1,267,211	1,154,600
Obligations under capital lease	4,338	5,749
Long-term debt	87,500	96,250
Contingencies (see note 6)
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 105,466,291 shares in 2003 and 105,075,889 shares in 2002	1,055	1,051
Additional paid-in capital	717,908	709,258
Retained earnings	510,055	437,130
Accumulated other comprehensive income	18,738	25,038
Treasury stock, at cost	(699,797)	(675,560)

Total shareholders’ equity	547,959	496,917

Total liabilities and shareholders’ equity	$1,907,008	$1,753,516

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months Ended March 31, 2003 and 2002
(In thousands, except share data)
(Unaudited)

	2003	2002

Revenues:
Premiums earned	$1,310,460	$1,144,144
Third-party administration, net	3,117	3,824
Investment and other income	31,555	21,164

Total revenues	1,345,132	1,169,132

Expenses:
Health care services	1,034,109	914,440
Marketing, general and administrative	142,250	130,188
Litigation charge for settlement, net	45,000	—
Interest and other financing charges	2,228	3,208

Total expenses	1,223,587	1,047,836

Income before income taxes	121,545	121,296
Income tax expense	48,620	49,852

Net income	$72,925	$71,444

Earnings per common and common equivalent share:
Basic	$0.87	$0.82
Diluted	$0.86	$0.78

Weighted-average common shares outstanding-basic	83,762	87,431
Effect of dilutive securities:
Stock options	1,470	4,646

Weighted-average common shares outstanding-diluted	85,232	92,077

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net income	$72,925	$71,443
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,070	5,178
Noncash income	(4,146)	(3,800)
Noncash litigation charge	45,000	—
Deferred income taxes	(11,240)	5,901
Realized gain on sale of investments	(13,723)	(2,376)
Changes in assets and liabilities, net of balances acquired:
Premiums receivable	(7,736)	(16,163)
Other receivables	808	1,191
Prepaid expenses and other current assets	(5,520)	1,342
Medical costs payable	56,353	11,498
Trade accounts payable and accrued expenses	(23,131)	(12,991)
Unearned revenue	(45,229)	(41,619)
Income taxes payable	43,290	(9,599)
Other, net	427	(2,653)

Net cash provided by operating activities	114,148	7,352

Cash flows from investing activities:
Capital expenditures	(3,588)	(3,459)
Purchases of available-for-sale investments	(462,412)	(392,574)
Sales and maturities of available-for-sale investments	457,677	330,388
Acquisitions, net of cash acquired	—	(1,898)

Net cash used by investing activities	(8,323)	(67,543)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,659	16,204
Redemption of notes payable	(7,656)	(6,563)
Payments under capital leases	(1,344)	—
Payment of withholding tax on option exercises	—	(24,056)
Purchase of treasury shares	(24,237)	(72,100)

Net cash used by financing activities	(25,578)	(86,515)

Net increase (decrease) in cash and cash equivalents	80,247	(146,706)
Cash and cash equivalents at beginning of period	321,627	345,530

Cash and cash equivalents at end of period	$401,874	$198,824

Supplemental cash flow information:
Cash payments for income taxes, net	$16,573	$53,570
Cash payments for interest	2,139	3,166
Supplemental schedule of noncash investing and financing activities:
Unrealized depreciation of investments	(10,025)	(12,767)
Tax benefit realized on exercise of stock options	553	30,720
Treasury shares received in lieu of option exercise cost	—	33,498

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

(1)   Basis of Presentation

     The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to medical costs payable, revenue recognition including bad debts and retroactivity, estimated receivables from or payables to certain state regulated risk allocation pools, the fair value of intangible assets and the carrying value of investments. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2002.

(2)   Acquisition

     On March 1, 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization, for cash of approximately $18.2 million, subject to adjustment for certain items that are anticipated to be finalized during the second quarter of 2003. As a result of the acquisition, the Company has expanded its Connecticut provider network and reduced combined administrative costs through economies of scale. Effective January 2003, most of the assets and liabilities of MedSpan were transferred and assumed by Oxford Health Plans (CT), Inc., pursuant to an assumption reinsurance agreement.

(3)   Debt

     Debt consists of the following:

	As of March 31,

(In thousands)	2003	2002

Senior Secured Term Loan	$119,219	$126,875
Less current portion	(31,719)	(30,625)

Long-term debt	$87,500	$96,250

     In December 2000, the Company entered into a Credit Agreement with several financial institutions that provides for a senior secured term loan (“Term Loan”) and a revolving credit facility (“Revolver”, together with the Term Loan, the “Senior Credit Facilities”), which provides for maximum borrowings under the Term Loan of $175 million and $75 million under the Revolver. The Company has not drawn on the Revolver, which commitment expires on December 31, 2005.

     The Term Loan provides for scheduled quarterly repayments of principal in annual amounts ranging from $21.9 million to $39.4 million with a final maturity in June 2006, and for voluntary prepayments of principal and reductions in commitments under the Revolver without penalty of a minimum amount of $5 million and mandatory prepayments of principal and reductions in the commitment under the Revolver upon the occurrence of certain events. The Credit Agreement allowed the Company to pay up to $150 million related to a settlement in the securities class action litigation in excess of insurance payments received by the Company (see Note 6). During the three months ended March 31, 2003, the Company made scheduled principal payments of approximately $7.7 million under the Term Loan.

     Borrowings under the Senior Credit Facilities bear interest, subject to periodic resets, at either a base rate (“Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The weighted average interest rate for the quarter ended March 31, 2003, was 4.78% compared with 6.11% for the corresponding 2002 quarter.

     On April 25, 2003, the Company entered into new financing arrangements consisting of a new 6-year $400 million term loan (the “New Term Loan”) and a 5-year $50 million revolving credit facility (together with the New Term Loan, the “New Credit Facilities”). Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases. A portion of the proceeds of the New Term Loan were used to retire the Term Loan. In connection with the repayment of the existing Term Loan, in April 2003, the Company wrote off approximately $3.4 million of related capitalized debt costs.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have a term of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 4.4%.

(4)   Comprehensive Income

     The changes in the value of available-for-sale securities included in other comprehensive income include unrealized holding gains (losses) on available-for-sale securities of $3.2 million and $(10.4) million for the three months ended March 31, 2003 and 2002, respectively, net of tax effects of $(1.3) million and $4.3 million for the three months ended March 31, 2003 and 2002, respectively, and reclassification adjustments of $(13.7) million and $(2.4) million for the three months ended March 31, 2003 and 2002, respectively, net of tax effects of $5.5 million and $1 million for the three months ended March 31, 2003 and 2002, respectively.

(5)   Dividends from Regulated Subsidiaries

     On April 1, 2003, Oxford received a dividend of $50 million from its New York HMO subsidiary. During the three months ended March 31, 2002, Oxford received dividends of approximately $80 million from its regulated subsidiaries. In addition, during the first quarter of 2002, Oxford Health Insurance, Inc. paid a dividend of $87.3 million to its parent company, Oxford Health Plans (NY), Inc., the Company’s New York HMO subsidiary.

(6)   Contingencies

     Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits and a related stockholder lawsuit commenced by the State Board of Administration of Florida were filed against the Company, certain of its officers and directors, and the Company’s former independent auditor, KPMG LLP, in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. These lawsuits were consolidated before the Honorable Charles L. Brieant, in the United States District Court for the Southern District of New York (the “Securities Class Action Litigation”).

     In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $151.3 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief.

     In light of the uncertainty and risk inherent in any litigation, especially complex securities litigation, and the difficulties and substantial expense and length of time necessary to defend the Securities Class Action Litigation through trial and appeal, and to eliminate the burden and expense of further litigation and the risk of a substantial judgment at trial, on March 3, 2003, a week before trial was scheduled to begin, the Company agreed in principle with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). The Excess Insurance carriers for the first $25 million under the Company’s $200 million Excess Insurance policies have agreed to contribute $25 million to the Settlement, but the other carriers under the policies have refused to contribute to the Settlement. Accordingly, the Company will pay $200 million of the Settlement and will be required to pay the Excess Insurance carriers an additional premium of $8 million.

     On April 14, 2003, the Company, the director and officer defendants and the plaintiffs entered into a stipulation setting out the terms of the Settlement and the Court entered an order preliminarily approving the Settlement, subject to a settlement fairness hearing to be held before the Court on June 11, 2003. Also, in connection with the Settlement: (i) plaintiffs settled the class’s claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court is to be dismissed with prejudice.

     On April 17, 2003, the Company deposited $100 million into the escrow account established to hold its portion of the settlement funds; the Company will deposit its remaining obligation on the balance of the $225 million settlement into the escrow account on or before May 6, 2003. The Company previously incurred a pretax charge of $151.3 million, representing a previous $161.3 million settlement offer net of $10 million in primary directors and officers insurance coverage, and a $20 million charge for additional legal expenses related to trial. In connection with the Settlement, the Company incurred an additional pretax charge of $45 million in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses.

     Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company must pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company must pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage will result in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement, to recover at least $41.3 million under the terms of the Excess Insurance policies.

     On September 7, 2000, the Connecticut Attorney General filed suit against four HMOs, including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by the Employee Retirement Income Security Act (“ERISA”). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and Racketering Influenced and Corrupt Organizations (“RICO”) cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding. There has been no discovery involving Oxford in the Florida proceeding.

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

     On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians was styled as a class action complaint. Both suits asserted claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By Order dated January 23, 2003, the Court granted the Company’s motion to stay the purported class action case and compel arbitration. The Court further dismissed the claims under the Prompt Pay Statute and the Public Health law. By order dated January 24, 2003, the Court granted the Company’s motion to dismiss the MSSNY complaint in its entirety. On February 28, 2003, MSSNY and the individual physicians filed notices of appeal regarding the January 23, 2003 and January 24, 2003 Orders.

     On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association (the “AAA”). The Company has objected to this filing on the basis that neither its arbitration agreement with Dr. Sutter, nor the AAA rules, permit or provide for consolidated or class action arbitration. By Order dated March 27, 2003, the arbitrator agreed to stay all further proceedings in the arbitration until after the U.S. Supreme Court has issued an opinion in the case of Green Tree Financial Corp. v. Bazzle, in which the Court has granted certiori to address the issue of whether the Federal Arbitration Act prohibits “class arbitration” where such relief is not expressly authorized by the arbitration agreement.

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

     On or about October 4, 2001, the Company was sued in New Jersey state court in a purported class action on behalf of all of the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleges that any subrogation payments collected by the Company have been in violation of New Jersey law and insurance regulations, and seeks monetary damages and injunctive relief. The action is based upon a recent decision of the New Jersey Supreme Court holding that subrogation by health insurers in certain circumstances is prohibited under New Jersey laws and regulations. The Company has removed the case to federal court, where it has been consolidated with other, similar complaints against other HMOs. Plaintiffs in all of these complaints have filed motions to remand the complaints back to state court, which motions were denied by the federal court. By Order dated March 5, 2003, the Court denied the joint motion by Oxford and the other defendants to dismiss the complaint. The Court also denied the Company’s separate motion to dismiss based on lack of standing, but indicated that it would grant such a motion on summary judgment if Oxford provided evidence that it would never seek to collect on a subrogation lien against the only named plaintiff identified as an Oxford member. Accordingly, on April 15, 2003, the Company filed a summary judgment motion containing such evidence. The Company believes it has substantial defenses and intends to defend the action vigorously.

     On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005, as defined (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability of approximately $11.2 million for the Termination Payments, which are payable over time, and estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter. Unpaid Termination Payments totaling approximately $8.1 million are included in medical costs payable at March 31, 2003.

     The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to its business and operations. The outcome of any such examinations and investigations, if commenced, cannot be predicted at this time.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers and other parties, including various hospitals, hospital systems and reinsurers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals, hospital systems and other providers and reinsurers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation, adverse judgments or other results, or could expose the Company to other liabilities. The Company believes any ultimate liability associated with these legal actions, disputes and negotiations would not have a material adverse effect on the Company’s consolidated financial position.

(7)   Share Repurchase Program

     In 2001, the Company’s Board of Directors approved a share repurchase program for up to $500 million of the Company’s outstanding common stock through September 2003. In September 2002, the Company’s Board of Directors approved an increase of $250 million to its existing share repurchase program and extended the program through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. During the three months ended March 31, 2003, the Company repurchased 876,600 shares of its common stock at a cost of approximately $24.2 million. As of March 31, 2003, the Company had repurchased 20,671,300 shares of its common stock at a total cost of approximately $641.6 million.

(8)   Pharmacy Benefit Manager Agreement

     In September 2001, the Company entered into a five-year agreement with Merck-Medco, effective beginning January 1, 2002, pursuant to which Merck-Medco and certain of its subsidiaries will provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. If the Company terminates the pharmacy services agreement during each of the following years, the Company must pay the following amounts: 2003 - $7.5 million and 2004 - $5 million. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Merck-Medco under which the Company has furnished and will continue to furnish de-identified claim information and furnish strategic consultative and other services to Merck-Medco over a five-year period in return for a total payment of approximately $82.9 million. All such amounts are included in unearned revenue and are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002. The alliance agreement generally provides for a pro-rata refund over the term of the agreement of the $82.9 million received in 2001 upon termination of the pharmacy services agreement by the Company without cause or as a result of breach of such agreement by the Company.

(9)   Outsourcing Agreement

     In April 2002, the Company agreed with Computer Sciences Corporation (“CSC”) to conclude its five-year technology outsourcing arrangement, originally entered into in December 2000 with CSC. The original agreement included data center operations, help desk services, desktop systems and network operations. The Company and CSC have transitioned services and functions to the Company, including employment of personnel, utilization of equipment and assumption of third-party service contracts. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leases certain information technology equipment with a fair value of approximately $14 million from CSC over a term of thirty months. The Company capitalized this equipment as leased assets. As part of the conclusion of the original agreement, the Company recorded a charge of $15.5 million during the second quarter of 2002, which was included in Marketing, General and Administrative expenses. Included in this charge were $7.8 million of negotiated termination fees, payable to CSC over a 30-month period, and an asset impairment charge of approximately $7.7 million, recognized primarily for computer systems that will no longer be used in operations under the new agreement with CSC.

     Under the original agreement, CSC was expected to invoice the Company for base operating and capital costs totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage. Costs for equipment purchased by CSC that are used for the Company’s operations were capitalized as leased assets. For the three-month period ended March 31, 2002, the Company expensed approximately $8.2 million for operating costs provided by CSC under the agreement.

(10)   Stock Option Plans

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended March 31, 2003 and 2002.

		Three Months Ended
		March 31,
(In thousands, except per share amounts)		2003	2002

Net earnings, as reported		$72,925	$71,443
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,813)	(3,996)

Pro forma net earnings		$70,112	$67,447

Basic earnings per share	As reported	$0.87	$0.82
	Pro forma	$0.84	$0.77
Diluted earnings per share	As reported	$0.86	$0.78
	Pro forma	$0.82	$0.73

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

     We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of March 31, 2003 and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

     Based on our review, we are not aware of any material modifications that should be made to the financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 for them to be in conformity with accounting principles generally accepted in the United States.

                                ERNST & YOUNG LLP

New York, New York
April 29, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of March 31,		Increase	(Decrease)

	2003	2002	Amount	%

Membership:
POS, PPO and Other Plans	1,276,800	1,204,900	71,900	6.0%
HMOs	204,000	236,700	(32,700)	(13.8%)

Total Fully Insured Commercial	1,480,800	1,441,600	39,200	2.7%
Medicare	70,700	67,500	3,200	4.7%
Self-Funded membership	41,100	65,400	(24,300)	(37.2%)

Total membership	1,592,600	1,574,500	18,100	1.1%

	Three Months
	Ended March 31,

	2003	2002

Selected Information:
Medical loss ratio	78.9%	79.9%
Administrative loss ratio	10.8%	11.3%
Per member per month premium revenue	$283.99	$259.02
Per member per month medical expense	$224.10	$207.02
Fully insured member months (000’s)	4,614.5	4,417.2

	Three Months Ended
(Dollars in thousands)	March 31,

	2003	2002

Operating Revenue:
POS, PPO and Other Plans	$1,007,276	$864,841
HMOs	147,773	136,237

Total Fully Insured Commercial	1,155,049	1,001,078
Medicare
Self-Funded	155,411	143,066
	3,117	3,824

Total Operating Revenue	$1,313,577	$1,147,968

Results of Operations

     Overview

     The Company’s revenues consist primarily of commercial premiums derived from its POS, PPO and HMO plans. Revenues also include reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment and other income. Since the Company provides coverage under its indemnity and insured managed care products on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     For the three months ended March 31, 2003, the Company recorded a net charge of $45.0 million, or $0.32 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock.

     On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed health care organization, for cash of approximately $18.2 million, subject to adjustment for certain items.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The increase in medical costs payable from December 31, 2002 to March 31, 2003, primarily reflects higher levels of membership, per member per month increases in medical costs, including health care cost inflation, and improved working capital management of claims. See “Cautionary Statement Regarding Forward-Looking Statements”.

     The three months ended March 31, 2003 compared with the three months ended March 31, 2002

     Total revenues for the quarter ended March 31, 2003 were $1.35 billion, up 15.1% from $1.17 billion during the same period in the prior year. Net earnings for the first quarter of 2003 totaled $72.9 million, or $0.86 per diluted share, compared with net earnings of $71.4 million, or $0.78 per diluted share, for the first quarter of 2002. For the three months ended March 31, 2003, the Company recorded a pretax charge of $45 million, or $0.32 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. In addition, pretax earnings for the first quarter of 2003 and 2002 include approximately $7.1 million and $5.1 million, respectively, of favorable development of prior period estimates of medical costs, or a total of $0.05 per diluted share in the 2003 period and $0.03 per diluted share in the 2002 period.

     Membership in the Company’s fully insured commercial health care programs as of March 31, 2003, excluding the effect of MedSpan, increased by approximately 69,300 members from the level of such membership as of March 31, 2002, and by approximately 14,300 members since year-end 2002. The Company believes that this growth is partially attributable to product development aimed at providing a wider range of benefit plan designs to the market. Fully insured commercial membership retained from the acquisition of MedSpan was approximately 19,600 at March 31, 2003, a decrease of approximately 30,100 from March 31, 2002. The acquired MedSpan membership was reduced as the Company corrected for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

     Membership in Medicare programs increased by approximately 3,200 members compared with March 31, 2002, and by approximately 600 members since year-end 2002. The Company believes that average per member Medicare reimbursement has increased due to the change in the Company’s county-specific mix of business, among other things.

     The Company believes that future Medicare premiums may not keep up with health care cost increases. For example, reimbursement rates for the Company’s 2003 Medicare business are expected to be approximately two percent higher than in 2002 on a demographic and county-specific basis due to minimum mandated increases by the Center for Medicare and Medicaid Services (“CMS”). Given current public policy and the fact that Medicare premiums are not forecasted to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties.

     Total commercial premiums earned for the three months ended March 31, 2003, increased 15.4% to $1.16 billion, compared with $1 billion in the same period in the prior year. The increase in premiums earned over the 2002 quarter is attributable to a 4.4% increase in member months in the Company’s commercial health care programs and a 10.5% increase in weighted average commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix). Commercial premium yields for the full year 2003 are expected to continue to be approximately 10 to 11% higher in the Company’s core commercial business than in the full year 2002, including the estimated effects of reductions in benefit coverage and changes in product mix.

     Premiums earned from Medicare programs increased 8.6% to $155.4 million in the first quarter of 2003, compared with $143.1 million in the first quarter of 2002. The revenue increase was the result of a 5.6% member month increase in Medicare programs when compared with the prior year first quarter and increases in average premium yields of Medicare programs of 2.9% due to CMS rate increases of approximately 2% and the county mix of Medicare membership.

     Investment and other income increased 49.1% to approximately $31.6 million for the three months ended March 31, 2003, compared with $21.2 million for the same period last year. The increase was primarily due to realized gains of approximately $13.7 million in 2003 compared with approximately $2.4 million in 2002. Partially offsetting these gains was lower investment income, as higher invested balances were offset by lower investment yields. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3.6% for the quarter ended March 31, 2003, compared with 4.7% in the prior year first quarter.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 78.9% for the first quarter of 2003 compared with 79.9% for the first quarter of 2002. The medical loss ratio reflects an 8.3% net increase in per member per month medical costs offset by a 9.6% total increase in average overall premium yield. Included in health care services expense for the three months ended March 31, 2003 and 2002, were net favorable development of prior period medical cost estimates of approximately $7.1 million and $5.1 million, respectively. For the three months ended March 31, 2003 and 2002, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $14.6 million and $14.4 million, respectively, for Graduate Medical Education and $12.9 million and $12 million, respectively, for hospital Bad Debt and Charity Care. The Company believes it has made adequate provision for incurred medical costs as of March 31, 2003. Changes to estimates of incurred medical costs are recorded in the period they arise.

     Marketing, general and administrative expenses totaled approximately $142.3 million in the first quarter of 2003, excluding the $45 million net litigation charge, compared with $130.2 million in the first quarter of 2002. Lower information services costs were partially offset by increased broker commissions, resulting from higher premium revenue, and increased corporate insurance costs in the current quarter. Broker commissions and premium taxes accounted for approximately $45.7 million, or 32.1%, of total administrative expenses in the first quarter of 2003 compared with $36.6 million, or 28.2%, of administrative expenses in the 2002 first quarter. The increase in these items as a percentage of overall administrative expenses is primarily the result of changes in product mix between the two periods. Administrative expenses as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 10.8% during the first quarter of 2003 excluding the net litigation charge, compared with 11.3% during the first quarter of 2002.

     Interest expense decreased 30.5%, or $1 million, to $2.2 million in the first quarter of 2003, compared with $3.2 million in the first quarter of 2002. The Company incurred interest and other financing charges of approximately $2 million in the first quarter of 2003 related to its outstanding debt and capital lease obligations, compared with $2.7 million in the corresponding 2002 period. During the first quarter of 2003, the Company made approximately $7.7 million of scheduled repayments of its senior secured term loan. The Company’s weighted average interest rate on its debt for the three months ended March 31, 2003 was 4.78%, compared with 6.11% in the corresponding prior year period. On April 25, 2003, the Company entered into New Credit Facilities consisting of a 6-year $400 million New Term Loan and a 5-year $50 million revolving credit facility. The New Term Loan initially bears interest at LIBOR plus 275 basis points and has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year. In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have a term of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 4.4%.

     The Company had income tax expense of $48.6 million for the first quarter of 2003 reflecting an effective tax rate of 40%, compared with an income tax expense of $49.9 million, or an effective tax rate of 41.1%, for the first quarter of 2002. The Company is utilizing a lower estimated effective tax rate for 2003 based on the composition of its business in various state taxing jurisdictions. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At March 31, 2003, the Company had deferred tax assets of approximately $136.3 million (net of valuation allowances of approximately $3.1 million), including approximately $84.3 million attributable to the litigation settlement reserve and $6 million attributable to the acquisition of MedSpan in the first quarter of 2002. The remaining valuation allowance relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at March 31, 2003.

Liquidity and Capital Resources

     As of March 31, 2003, the Company had approximately $1.53 billion in current cash and marketable securities, including approximately $150 million at the parent company. On April 1, 2003, Oxford received a dividend of $50 million from its New York HMO subsidiary. Cash provided by operations during the first three months of 2003 was $114.1 million compared with $7.4 million for the first three months of 2002. The change in cash flow between the two periods was the result of higher levels of net income, including the non-cash charge for the securities litigation settlement, the timing of income tax payments and improved working capital management of premiums receivable and medical costs payable.

     Capital expenditures for the first three months of 2003 totaled $3.6 million, principally for computer equipment and software. In March 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company has expanded its Connecticut network and reduced combined administrative costs through economies of scale.

     Cash used by financing activities totaled $25.6 million during the first three months of 2003, compared with $86.5 million in the first three months of 2002. During the first quarter of 2003, the Company repurchased 876,600 shares of its common stock at a cost of approximately $24.2 million and repaid approximately $7.7 million of its Term Loan. Partially offsetting these amounts was proceeds received from stock option exercises of approximately $7.7 million. The Company anticipates the continuation of its share repurchase program, subject to market conditions.

     As of March 31, 2003, cash and investments aggregating approximately $56.5 million have been segregated in the consolidated balance sheet as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At March 31, 2003, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $642.3 million, or approximately $429.1 million in excess of current regulatory requirements. The Company manages its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk-Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At March 31, 2003, the Company’s statutory surplus was approximately 232% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries. On April 1, 2003, Oxford received a dividend of $50 million from its New York HMO subsidiary. For the three months ended March 31, 2002, dividends of approximately $80 million were received by Oxford from its regulated subsidiaries. There can be no assurance that the various state regulators will grant approval for the subsidiaries to pay future dividends. With regard to MedSpan, the Company contributed $24 million in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

     The Company’s medical costs payable were $674.9 million as of March 31, 2003, compared with $618.6 million as of December 31, 2002. The increase primarily reflects higher levels of membership, per member per month increases in medical costs and improved working capital management of claims. The Company estimates the amount of its IBNR reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is typically a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, if any, are recorded in the period they arise.

     The liability for medical costs payable is also affected by delegation, capitation, risk transfer and reinsurance arrangements, including, without limitation, arrangements related to certain diagnostic testing, disease management and ancillary services, agreements with physician and other health care groups and the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and experience of risk-sharing providers (who may be entitled to credits from the Company for favorable experience or subject to deductions for accrued deficits). From time to time, the Company may explore other delegation, capitation, risk-transfer and reinsurance arrangements with providers and other organizations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     The Company has risk-sharing agreements with two hospitals and a physician group covering approximately 22,600 and 21,900 Medicare members at March 31, 2003 and 2002, respectively. Premium revenue for the Medicare members covered under these agreements totaled approximately $48.5 million and $46.3 million, respectively.

     The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pool”) for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets will be required to make payments to the New York Stabilization Pool, and other insurers will receive payments from the New York Stabilization Pool. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions was used to determine payments to and/or from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. At March 31, 2003, the Company has established reserves of approximately $5.3 million, $15.3 million and $5.9 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.8 million and $3.3 million related to the 2001 and 2003 pool years, respectively, from the New York Stabilization Pools.

     The Company has also established receivables of approximately $10 million and $2.2 million related to the 2002 and 2003 pool years, respectively, at March 31, 2003, related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pool, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the New York Mandated Plans and for the Healthy New York Plan. The NYSID has promulgated regulations that, in addition to requiring HMOs to also offer a Healthy New York product without drug benefits, changes the Healthy New York program’s stop loss reinsurance, among other things. Effective January 1, 2003, 90% of paid claims between $5,000 and $75,000, on an annual basis, will be eligible for reimbursement rather than between $30,000 and $100,000, as originally implemented. In January 2003, the Company received a distribution from the 2001 New York Stabilization Pool of approximately $11.1 million, which was included in income for the year ended December 31, 2002.

     While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2003 Pool years may differ, perhaps materially, from amounts that will ultimately be paid or received from the Pools based on final reconciliations. There can be no assurance that the Company will receive additional funds in the future related to the Pools. Additionally, the regulations governing the Stop Loss Pools are set to expire on or about June 30, 2003, unless extended or revised by the New York State legislature. The impact of the ultimate resolution of this legislation on the amounts recorded by the Company is unknown at this time.

     On April 25, 2003, the Company entered into new financing arrangements consisting of a new 6-year $400 million term loan (the “New Term Loan”) and a 5-year $50 million revolving credit facility (“Revolver”, together with the New Term Loan, the “New Credit Facilities”). Net proceeds of the New Term Loan will be used to fund the settlement of the Company’s 1997 securities class action litigation, to refinance existing debt and for general corporate purposes. Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases. Principal payments and interest expense under the New Term Loan are expected to approximate $2 million and $12.6 million, respectively, for the remainder of 2003. A portion of the proceeds of the New Term Loan were used to retire the Term Loan. In connection with the repayment of the existing Term Loan, in April 2003, the Company wrote off approximately $3.4 million of related capitalized debt costs.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have a term of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 4.4%.

     Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits and a related stockholder lawsuit commenced by the State Board of Administration of Florida were filed against the Company, certain of its officers and directors, and the Company’s former independent auditor, KPMG LLP, in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. These lawsuits were consolidated before the Honorable Charles L. Brieant, in the United States District Court for the Southern District of New York (the “Securities Class Action Litigation”).

     In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $151.3 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief.

     In light of the uncertainty and risk inherent in any litigation, especially complex securities litigation, and the difficulties and substantial expense and length of time necessary to defend the Securities Class Action Litigation through trial and appeal, and to eliminate the burden and expense of further litigation and the risk of a substantial judgment at trial, on March 3, 2003, a week before trial was scheduled to begin, the Company agreed in principle with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). The Excess Insurance carriers for the first $25 million under the Company’s $200 million Excess Insurance policies have agreed to contribute $25 million to the Settlement, but the other carriers under the policies have refused to contribute to the Settlement. Accordingly, the Company will pay $200 million of the Settlement and will be required to pay the Excess Insurance carriers an additional premium of $8 million.

     On April 14, 2003, the Company, the director and officer defendants and the plaintiffs entered into a stipulation setting out the terms of the Settlement and the Court entered an order preliminarily approving the

Settlement, subject to a settlement fairness hearing to be held before the Court on June 11, 2003. Also, in connection with the Settlement: (i) plaintiffs settled the class’s claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court is to be dismissed with prejudice.

     On April 17, 2003, the Company deposited $100 million into the escrow account established to hold its portion of the settlement funds; the Company will deposit its remaining obligation on the balance of the $225 million settlement into the escrow account on or before May 6, 2003. The Company previously incurred a pretax charge of $151.3 million, representing a previous $161.3 million settlement offer net of $10 million in primary directors and officers insurance coverage, and a $20 million charge for additional legal expenses related to trial. In connection with the Settlement, the Company incurred an additional pretax charge of $45 million in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses.

     Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company must pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company must pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage will result in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement, to recover at least $41.3 million under the terms of the Excess Insurance policies.

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

     At March 31, 2003, the Company maintained reserves for billing adjustments of approximately $3 million compared with $3.5 million at December 31, 2002 and $7.4 million at March 31, 2002, and reserves for doubtful accounts of $10 million at each of the aforementioned dates.

Medical costs payable

     The Company contracts with various health care providers for the provision of covered medical care services to its members and primarily compensates those providers on a fee-for-service basis and makes other payments pursuant to certain risk-sharing arrangements. The Company also bears the risk of health care expenses for covered services provided by non-contracted providers to members. Costs of health care and medical costs payable for health care services provided to members are estimated by management based on evaluations of providers’ claims submitted and provisions for IBNR. The Company’s liability for medical costs payable is also affected by delegation, capitation, risk transfer and reinsurance arrangements, including, without limitation, certain diagnostic testing, disease management and ancillary services, physician and other health care groups and arrangements relating to the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) as well as the impact of incentive arrangements and reserves for estimated settlements. Levels of unpaid claims may also vary based in part on working capital management.

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

     Medical costs payable also reflects payments required by or anticipated benefits from certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools include the New York Market Stabilization Pool affecting small employer group and individual products, the New York Stop Loss Pools, the Connecticut Small Employer Reinsurance Pool and New Jersey assessments related to the individual product market. Certain of the risk allocation pools have been, and in the future may be, amended in ways favorable or unfavorable to the Company and may be the target of legal challenges by insurers or other parties.

     The financial impact to the Company of the New York Market Stabilization Pool is a function of how the Company compares to the entire market relative to the factors defined in the regulations. In this case, the Company considers a range of possible outcomes and establishes its liability to or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. Key data considered in developing the Company’s range of outcomes includes the small group and individual enrollment of its competitors by product type and the risk profile of the Company’s membership by product. The range of outcomes also takes into account the likely differences between the risk profile of small group HMO and small group POS and PPO membership. Management believes these differences in risk profiles may ultimately be the key determinant of results. Final results for any given year cannot be known with certainty until data submissions by all HMOs and insurers have been audited by the state or its designee. As a result, it is not possible to precisely forecast this outcome in advance of actual results. Final results related to the New York Market Stabilization Pools for the periods 1999 to 2003 may differ significantly from current estimates. Considering the major factors that affect the outcome of the pooling mechanism as described above, results for each year may vary from having a liability to the pool of approximately $15 million to having a receivable from the pool of approximately $15 million. At March 31, 2003, the Company has established reserves of approximately $5.3 million, $15.3 million and $5.9 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.8 million and $3.3 million related to the 2001 and 2003 pool years, respectively, from the New York Stabilization Pools. The Company has also established receivables of approximately $10 million and $2.2 million related to the 2002 and 2003 pool years, respectively, at March 31, 2003 for the New York Stop Loss Pools. Management believes that the current net liability established as of March 31, 2003, related to the pool years 1999 through 2003, represents its best estimate in light of the limited current information available.

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

     Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of March 31, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s March 31, 2003 estimates of medical costs payable and actual costs payable, net earnings for the three months ended March 31, 2003, would increase or decrease by approximately $4 million and diluted earnings per share would increase or decrease by approximately $0.05 per share.

     The following table shows the components of the change in medical costs payable for the three months ended March 31, 2003 and 2002 (in millions, unaudited):

		Amounts Relating to Claims
		Incurred During

Three Months Ended March 31, 2003	Total	2003	2002 and Prior

Balance as of December 31, 2002	$618.6	$—	$618.6
Components of health care services expense:
Estimated costs incurred	1,041.2	1,041.2	—
Estimate changes	(7.1)	—	(7.1)

Health care services expense	1,034.1	1,041.2	(7.1)
Payments for health care services	(977.8)	(506.3)	(471.5)

Balance as of March 31, 2003	$674.9	$534.9	$140.0

		Amounts Relating to Claims
		Incurred During

Three Months Ended March 31, 2002	Total	2002	2001 and Prior

Balance as of December 31, 2001	$595.1	$—	$595.1
Medical payables acquired	25.7	—	25.7
Components of health care services expense:
Estimated costs incurred	919.5	919.5	—
Estimate changes	(5.1)	—	(5.1)

Health care services expense	914.4	919.5	(5.1)
Payments for health care services	(904.1)	(476.7)	(427.4)

Balance as of March 31, 2002	$631.1	$442.8	$188.3

     The components of medical costs payable were as follows at March 31, 2003 and 2002 and December 31, 2002 (in millions, unaudited):

		Amounts Relating to Claims
		Incurred During

As of March 31, 2003	Total	2003	2002 and Prior

IBNR and medical claims reserves	$609.7	$505.2	$104.5
Pharmacy PBM payable	25.5	25.5	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	19.3	4.2	15.1
Other reserves	20.4	—	20.4

Medical Claims Payable Balance	$674.9	$534.9	$140.0

		Amounts Relating to Claims
		Incurred During

As of March 31, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$535.5	$394.2	$141.3
Pharmacy PBM payable	20.9	20.9	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	45.3	16.4	28.9
Other reserves	29.4	11.3	18.1

Medical Claims Payable Balance	$631.1	$442.8	$188.3

		Amounts Relating to Claims
		Incurred During

As of December 31, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$555.7	$521.8	$33.9
Pharmacy PBM payable	26.7	26.7	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	13.9	8.5	5.4
Other reserves	22.3	—	22.3

Medical Claims Payable Balance	$618.6	$557.0	$61.6

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

Contingent liabilities

     The Company is subject to the litigation described in the footnotes to the consolidated financial statements and in “Legal Proceedings”. Because of the nature of the Company’s business, the Company is routinely involved in various disputes, legal proceedings and governmental audits and investigations. Liabilities are recorded for estimates of probable costs resulting from these matters. These estimates are developed in consultation with outside counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and considering the Company’s insurance coverage for such matters. Management does not believe that any of such matters currently threatened or pending will have a material adverse effect on the Company’s consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions or the effectiveness of the Company’s strategies related to these proceedings.

Market Risk Disclosures

     The Company’s consolidated balance sheet as of March 31, 2003 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, municipal securities, mortgage-backed and asset-backed securities and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a credit rating of A or higher, and maintains an average rating of AA+ on the overall portfolio.

     In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of March 31, 2003 by approximately $43.4 million and $88.6 million, respectively (compared with $45.4 million and $89.2 million as of March 31, 2002, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of March 31, 2003 by approximately $43.4 million and $85 million, respectively (compared with $45.2 million and $89 million as of March 31, 2002, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, future growth and retention of membership and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider networks, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at March 31, 2003, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of delegation, capitation, risk-transfer and other cost-containment agreements with health care providers and related organizations of providers, reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed Patient Bill of Rights (“PBOR”) legislation and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

     IBNR estimates; Inability to control health care costs

     Medical costs payable in the Company’s financial statements include reserves for incurred but not reported or paid claims (“IBNR”) that are estimated by the Company. The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect the Company’s results of operations in future periods.

     The Company’s future results of operations depend, in part, on its ability to predict and manage health care costs (through, among other things, benefit design, utilization review and case management programs, analytic tools, delegation, capitation, risk-transfer and other payment arrangements with providers or groups of providers or other parties, including, without limitation, arrangements with vendors related to certain types of diagnostic testing, professional services and disease management and arrangements with hospitals and physician groups) while providing members with coverage for the health care benefits provided under their contracts. However, the Company’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, changes in hospital costs, changes in demographics and trends, expansion into new markets, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of agreements with providers or groups of providers, termination of, or disputes under, delegation, capitation, risk-transfer, reinsurance and other payment arrangements with providers or groups of providers or reinsurance arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers or groups of providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, without limitation, higher out-of-network utilization. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors.

     The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix and product allocation amongst the health plans and carriers in a particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs have been, and continues to be, subject to change. HCRA and the GME and BDCC assessments must be re-authorized by July 1, 2003. The state of the economy has affected the states budgets, which has resulted in the states attempting to defray costs through increased taxes, new taxes and increased assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs.

     Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities or potential recoveries under or from them, are constantly subject to change.

     General economic conditions

     Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group sales and renewal prospects and its ability to collect or increase premiums. The state of the economy has also affected the states’ budgets, which has resulted in the states attempting to defray their costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs, or on services of health care providers. In New York, the Governor’s proposed 2003-2004 fiscal budget proposes, among other things, a 75% increase in the premium tax on health insurers (offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 30% increase in the assessment for the NYSID budget (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the proposed New York State budget, if enacted. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

     Effects of terrorism

     There can be no assurance that the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, vaccinations, such as the smallpox vaccine and potential associated side effects, prescriptions for drugs such as Ciprofloxacin Hydrochloride, mental health services and other services; (ii) loss of membership as the result of lay-offs or other reductions of employment; (iii) adverse effects on the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

     The effect of higher administrative costs

     There can be no assurance that the Company will be able to maintain administrative costs at current levels. The increased administrative costs of new laws or regulations, such as HIPAA or PBOR legislation, could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

     Changes in laws and regulations

     The health care financing industry in general, and HMOs in particular, are subject to substantial federal and state government laws and regulations, including, but not limited to, laws and regulations relating to cash reserves, minimum net worth, minimum medical loss ratios, licensing, policy language and benefits, external review, payment practices, mandatory products and benefits, provider compensation arrangements, approval requirements for policy forms and provider contracts, disclosures to members and providers, security and confidentiality of health care information, premium rates and periodic examinations by state and federal agencies. State laws and regulations require the Company’s HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other payments to the Company.

     State and federal government authorities are continually considering changes to laws and regulations applicable to the Company. Any such changes could have a material adverse effect on the Company and its results of operations. Such state and federal government authorities are currently considering or have, in some cases, adopted regulations relating to, among other things, mandatory benefits such as infertility treatment and products, early intervention services, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and chiropractic services, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, increases in minimum medical loss ratios, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. For example, New Jersey recently passed a law allowing physicians to collectively negotiate with insurance companies under certain circumstances when approved by the State Attorney General. Recently, certain states have proposed requiring health plans to finance subsidy mechanisms to assist certain physicians’ purchase of medical malpractice insurance coverage. In New Jersey, the state Senate has passed a bill that requires employers of all types and sizes to pay, on an annual basis, $3 per employee to assist in financing a fund to cover medical malpractice awards between $300,000 and $1 million. These proposals could apply to the Company and could have a material adverse effect on the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. During the 107th Congress in 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and House 2001 versions of the PBOR legislation have significant differences, both sought to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. Similar PBOR legislation has been introduced during the 108th Congress in 2003. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if passed could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

     The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk and, in New Jersey, the cost of insolvencies of two health care payors. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

•	the New York Market Stabilization Pools which require insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain criteria outlined in the applicable regulations;

•	the New York Stop Loss Pools provide insurers participating in certain mandated programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

•	the Connecticut Small Employer Reinsurance Pool allows Connecticut health plans to purchase low deductible stop-loss coverage from the Reinsurance Pool for individuals and/or groups ceded by the plans to the Reinsurance Pool; plans are also assessed based on market share to cover Reinsurance Pool losses, which have commonly occurred in years past; the Health Reinsurance Association provides for assessments of health plans to cover pool losses related to individual conversions from group coverage and plans;

•	the New Jersey Individual Insolvent HMO Assistance Fund Act of 2000 required all New Jersey HMOs to contribute, collectively in proportion to market share, over a three-year period beginning in 2000, up to $50 million to a limited purpose trust fund to help cover the insolvencies of two HMOs; and

•	the New Jersey Individual Health Coverage program which assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

     The state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under HCRA, including the requirement that payors pay an assessment toward hospital GME and BDCC. HCRA and the GME and BDCC assessments must be re-authorized by July 1, 2003. The state of the economy has affected the states’ budgets, which has resulted in the states attempting to defray costs through increased taxes, new taxes, increased assessments and new assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs. In New York, the Governor’s proposed 2003-2004 fiscal budget proposes, among other things, a 75% increase in the premium tax on health insurers (offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 30% increase in the assessment for the NYSID budget (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the proposed New York State budget, if enacted.

     Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are constantly subject to change.

     Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality became effective on April 14, 2003. The Company believes that it has met the requirements of HIPAA regarding privacy and confidentiality. Also as part of HIPAA, the U.S. Department of Health and Human Services has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The effective date of these rules has been delayed until October 2003 for those health plans, including the Company, that filed an extension application by October 2002. The Company believes that it will meet all HIPAA electronic transaction deadlines. The Company currently estimates its incremental costs for HIPAA compliance to be less than $5 million in 2003, but believes that it will incur additional costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

     The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those administered by the Securities and Exchange Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange (“NYSE”). The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes could increase the Company’s costs of doing business or could expose the Company to additional potential liability.

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Any changes to GAAP could affect the Company’s results of operations.

     Regulatory Audits and Reviews

     The Company is continually subject to review and audit by various state and federal authorities, including but not limited to, the NYSID, the New York Department of Health, the Attorney General offices of New York and Connecticut, the New Jersey Department of Banking and Insurance, the New Jersey Department of Health and Senior Services, the Connecticut Insurance Department, CMS, and the United States Department of Labor. From time to time, the Company has issues pending with, or has operating issues under review with and is the subject of periodic audits by, such regulatory agencies. While the Company believes its relations with such regulatory agencies are good, the outcome of any examinations, inquiries and reviews by such regulatory agencies cannot be predicted.

     National Committee on Quality Assurance (“NCQA”) accreditation

     In March 2002, NCQA, an independent, non-profit organization dedicated to improving managed care quality and service, completed its periodic review of the Company’s HMO operations. NCQA rates companies according to the following scale: Excellent, Commendable, Accredited, Provisional and Denied. In June 2002, NCQA upgraded the Company’s status to “Excellent” for Oxford’s New York HMO and Medicare operations, its New Jersey HMO operations and its Connecticut HMO and Medicare operations. Oxford’s New Jersey Medicare operations achieved a “Commendable” rating. There can be no assurance that the Company will maintain its NCQA accreditation, and the loss of this accreditation could adversely affect the Company.

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

     Matters Affecting Medicare Business

     Premiums for the Company’s Medicare plans are determined through formulas established by CMS for the Company’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular county that are lower than the rate of increase in health care services expense for the Company’s Medicare members in such county, could adversely affect the Company’s results of operations. Given the current public policy and the fact that Medicare premiums are not forecasted to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. For example, the Company withdrew from the Medicare market in Nassau County in New York and from all but one New Jersey county effective January 1, 2002. Contracts with providers and provider organizations and other vendors entered into by the Company with respect to Medicare membership could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the vendor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to provide Medicare plans. The Company’s Medicare plans are subject to certain additional risks compared to commercial plans, such as substantially higher comparative medical costs and higher levels of utilization.

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

     Health care provider networks/Risk sharing arrangements

     The Company is subject to the risk of disruption in its health care provider networks. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. Many of the Company’s contracts with physicians can be terminated on 90 days notice from anniversary date. The Company’s contracts with hospitals that serve a significant portion of its business are generally subject to multiple year contracts, but some hospital contracts can be terminated on 90 days notice. The Company is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. These disputes could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with new legislation in New Jersey and proposed legislation in other states that provide or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers or reinsurers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas, could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

     Pending litigation and other proceedings against Oxford

     The Company is a defendant in a number of purported securities class action lawsuits that were filed after a substantial decline in the price of the Company’s common stock in October 1997. The Company has agreed with the plaintiffs to settle such class actions for $225 million. See “Legal Proceedings”. The Company is also involved in other legal proceedings, including, among others, those related to (i) a purported federal class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) a Connecticut action brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (iv) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (v) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (vi) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vii) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, and (viii) a purported class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by the Company alleged to have been collected in violation of New Jersey insurance laws. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

     Concentration of business/Competition

     The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 73% of its Tri-State commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 11.9% of premiums earned during the three months ended March 31, 2003. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

     HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, administrative service providers and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies. These competitors have large enrollment in the Company’s service areas and, in some cases, greater financial resources than the Company. The cost of providing benefits is, in many instances, the controlling factor in obtaining and retaining employer groups, and certain of Oxford’s competitors have set premium rates at levels below Oxford’s rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Following the October 27, 1997 decline in the price per share of the Company’s common stock, more than fifty purported securities class action lawsuits and a related stockholder lawsuit commenced by the State Board of Administration of Florida were filed against the Company, certain of its officers and directors, and the Company’s former independent auditor, KPMG LLP, in the United States District Courts for the Southern and Eastern Districts of New York, the District of Connecticut and the District of Arkansas. These lawsuits were consolidated before the Honorable Charles L. Brieant, in the United States District Court for the Southern District of New York (the “Securities Class Action Litigation”).

     In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. The Excess Insurance carriers advised the Company that the Retention is currently $161.3 million. The Company believes that, under the terms of the policies, the Retention is currently $151.3 million, but the Excess Insurance carriers have not accepted this interpretation. The policies do not cover taxes, fines or penalties imposed by law or the cost to comply with any injunctive or other non-monetary relief or any agreement to provide any such relief.

     In light of the uncertainty and risk inherent in any litigation, especially complex securities litigation, and the difficulties and substantial expense and length of time necessary to defend the Securities Class Action Litigation through trial and appeal, and to eliminate the burden and expense of further litigation and the risk of a substantial judgment at trial, on March 3, 2003, a week before trial was scheduled to begin, the Company agreed in principle with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). The Excess Insurance carriers for the first $25 million under the Company’s $200 million Excess Insurance policies have agreed to contribute $25 million to the Settlement, but the other carriers under the policies have refused to contribute to the Settlement. Accordingly, the Company will pay $200 million of the Settlement and will be required to pay the Excess Insurance carriers an additional premium of $8 million.

     On April 14, 2003, the Company, the director and officer defendants and the plaintiffs entered into a stipulation setting out the terms of the Settlement and the Court entered an order preliminarily approving the Settlement, subject to a settlement fairness hearing to be held before the Court on June 11, 2003. Also, in connection with the Settlement: (i) plaintiffs settled the class’s claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court is to be dismissed with prejudice.

     On April 17, 2003, the Company deposited $100 million into the escrow account established to hold its portion of the settlement funds; the Company will deposit its remaining obligation on the balance of the $225 million settlement into the escrow account on or before May 6, 2003. The Company previously incurred a pretax charge of $151.3 million, representing a previous $161.3 million settlement offer net of $10 million in primary directors and officers insurance coverage, and a $20 million charge for additional legal expenses related to trial. In connection with the Settlement, the Company incurred an additional pretax charge of $45 million in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses.

     Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company must pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company must pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the

Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage will result in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement, to recover at least $41.3 million under the terms of the Excess Insurance policies.

     The Company is also involved in other legal proceedings, including, among others, those related to (i) a purported federal class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) a Connecticut action brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (iv) a New York Action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (v) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (vi) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vii) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, and (viii) a purported class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by Oxford alleged to have been collected in violation of New Jersey insurance laws. The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers, including various hospitals, hospital systems and other providers and reinsurers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation, adverse judgments or other results or could expose the Company to other liabilities.

     The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries and with respect to its business and operations in general in the states where it conducts business.

Item 2. Changes in Securities and Use of Proceeds

     See information contained in notes 3 and 7 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Item 6. Exhibits and Reports on Form 8-K

          (a)     Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant

4(a)	Certificate of Elimination in respect of Series D Cumulative Preferred Stock

4(b)	Certificate of Elimination in respect of Series E Cumulative Preferred Stock

10(a)	Employment Agreement, dated as of July 1, 1998 between the Registrant and Kevin R. Hill

10(b)	Employment Agreement, dated as of October 14, 2002, between the Registrant and Steven H. Black

10(c)	Credit Agreement, dated as of April 25, 2003, among the Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agent, and the other parties thereto

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

          (b)     Reports on Form 8-K

In a report on Form 8-K dated and filed on February 4, 2003, the Company reported, under Item 7. “Financial Statements and Exhibits”, its fourth quarter and full year 2002 results.

In a report on Form 8-K dated March 3, 2003 and filed on March 4, 2003, the Company reported, under Item 5. “Other Events”, the settlement of the 1997 Securities Class Action litigation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC.

(Registrant)

May 5, 2003	/s/ MARC M. KOLE

Date	Marc M. Kole
Senior Vice President of Finance and
Chief Accounting Officer

CERTIFICATIONS

I, Charles G. Berg, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 5, 2003

/s/	CHARLES G. BERG

Charles G. Berg
President and Chief Executive Officer

I, Kurt B. Thompson, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining “disclosure controls and procedures” for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in the report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:      May 5, 2003

/s/	KURT B. THOMPSON

Kurt B. Thompson
Chief Financial Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Index to Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant*

4(a)	Certificate of Elimination in respect of Series D Cumulative Preferred Stock*

4(b)	Certificate of Elimination in respect of Series E Cumulative Preferred Stock*

10(a)	Employment Agreement, dated as of July 1, 1998 between the Registrant and Kevin R. Hill*

10(b)	Employment Agreement, dated as of October 14, 2002, between the Registrant and Steven H. Black*

10(c)	Credit Agreement, dated as of April 25, 2003, among the Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agent, and the other parties thereto*

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

* Filed herewith