Form 10-Q
period 2003-06-30
OXFORD HEALTH PLANS INC
filed 2003-08-05
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-16437

OXFORD HEALTH PLANS, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1118515

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

48 Monroe Turnpike, Trumbull, Connecticut	06611

(Address of principal executive offices)	(Zip Code)

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

Yes [✓]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on August 1, 2003, net of treasury shares acquired, was 82,960,721.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(In thousands, except share data)

	(Unaudited)
	June 30,	Dec. 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$453,205	$321,627
Investments - available-for-sale, at market value	1,192,115	1,102,664
Premiums receivable, net	35,768	29,803
Other receivables	37,843	43,919
Prepaid expenses and other current assets	96,621	10,214
Deferred income taxes	37,991	111,652

Total current assets	1,853,543	1,619,879
Property and equipment, net	34,539	34,445
Deferred income taxes	8,086	9,173
Restricted cash and investments-held-to-maturity, at amortized cost	59,467	56,421
Goodwill and other intangible assets, net	24,214	24,691
Other noncurrent assets	12,126	8,907

Total assets	$1,991,975	$1,753,516

Liabilities and Shareholders’ Equity
Current liabilities:
Medical costs payable	$696,573	$618,618
Current portion of long term debt	4,000	30,625
Trade accounts payable and accrued expenses	132,642	135,124
Reserve for litigation settlement	—	161,300
Unearned revenue	145,277	201,045
Income taxes payable	—	2,418
Current portion of capital lease obligations	5,607	5,470

Total current liabilities	984,099	1,154,600
Obligations under capital lease	2,910	5,749
Long-term debt	396,000	96,250
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued 105,762,983 shares in 2003 and 105,075,889 shares in 2002	1,058	1,051
Additional paid-in capital	724,991	709,258
Retained earnings	582,531	437,130
Accumulated other comprehensive income	22,521	25,038
Treasury stock, at cost	(722,135)	(675,560)

Total shareholders’ equity	608,966	496,917

Total liabilities and shareholders’ equity	$1,991,975	$1,753,516

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months and Six Months Ended June 30, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Revenues:
Premiums earned	$1,331,330	$1,202,593	$2,641,790	$2,346,737
Third-party administration, net	2,995	4,660	6,112	8,484
Investment and other income, net	26,600	13,991	58,155	35,155

Total revenues	1,360,925	1,221,244	2,706,057	2,390,376

Expenses:
Health care services	1,088,302	976,764	2,122,411	1,891,205
Marketing, general and administrative	144,710	151,979	286,960	282,167
Litigation charge for settlement, net	—	—	45,000	—
Interest and other financing costs	7,215	2,760	9,443	5,968

Total expenses	1,240,227	1,131,503	2,463,814	2,179,340

Income before income taxes	120,698	89,741	242,243	211,036
Income tax expense	48,222	36,868	96,842	86,720

Net income	$72,476	$52,873	$145,401	$124,316

Earnings per common and common equivalent share:
Basic	$0.87	$0.60	$1.74	$1.42
Diluted	$0.85	$0.58	$1.71	$1.35
Weighted-average common shares outstanding-basic	83,115	87,978	83,439	87,704
Effect of dilutive securities:
Stock options	2,080	3,912	1,748	4,344

Weighted-average common shares outstanding-diluted	85,195	91,890	85,187	92,048

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$145,401	$124,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,075	10,715
Noncash income	(8,292)	(7,604)
Noncash charges	48,413	26,532
Deferred income taxes	76,739	5,543
Realized gains on sale of investments	(23,285)	(6,521)
Changes in assets and liabilities, net of balances acquired:
Premiums receivable	(5,177)	(1,901)
Other receivables	23,076	(3,368)
Prepaid expenses and other current assets	(83,989)	35
Medical costs payable	78,115	72,168
Trade accounts payable and accrued expenses	(34,327)	(18,728)
Litigation settlement payments	(225,000)	—
Unearned revenue	(47,476)	(56,144)
Income taxes payable	(2,418)	(1,584)
Other, net	450	(2,532)

Net cash provided (used) by operating activities	(44,695)	140,927

Cash flows from investing activities:
Capital expenditures	(8,164)	(6,287)
Purchases of available-for-sale investments	(787,450)	(834,638)
Sales and maturities of available-for-sale investments	743,854	725,356
Acquisitions, net of cash acquired	—	(1,288)
Other, net	(62)	(24)

Net cash used by investing activities	(51,822)	(116,881)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,876	27,327
Proceeds of notes payable, net	391,371	—
Redemption of notes payable	(126,875)	(13,126)
Payment of withholding tax on option exercises	(382)	(24,056)
Purchase of treasury shares	(46,193)	(88,889)
Payments under capital leases	(2,702)	—

Net cash provided (used) by financing activities	228,095	(98,744)

Net increase (decrease) in cash and cash equivalents	131,578	(74,698)
Cash and cash equivalents at beginning of period	321,627	345,530

Cash and cash equivalents at end of period	$453,205	$270,832

Supplemental cash flow information:
Cash payments for income taxes, net	$103,176	$82,783
Cash payments for interest	4,130	5,772
Supplemental schedule of noncash investing and financing activities:
Unrealized (depreciation) appreciation of investments	(3,032)	11,682
Tax benefit realized on exercise of stock options	2,422	35,991
Cost of treasury shares associated with option exercise	641	57,554

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

     The interim consolidated financial statements included herein have been prepared by Oxford Health Plans, Inc. (“Oxford”) and subsidiaries (collectively, the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. The financial statements include amounts that are based on management’s best estimates and judgments. The most significant estimates relate to revenue recognition (including the estimation of bad debts and retroactivity reserves), medical costs payable (including reserves for incurred but not reported or paid claims), estimated receivables from or payables to certain state regulated risk allocation pools, the carrying value of investments and the fair value of intangible assets. These estimates may be adjusted as more current information becomes available. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position and results of operations of the Company with respect to the interim consolidated financial statements have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2002.

(2) Acquisition

     On March 1, 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization, for cash of approximately $18.2 million, subject to adjustment for certain items that are anticipated to be finalized during the second half of 2003. As a result of the acquisition, the Company has expanded its Connecticut provider network and reduced combined administrative costs through economies of scale. Effective January 2003, most of the assets and liabilities of MedSpan were transferred to and assumed by Oxford Health Plans (CT), Inc., pursuant to an assumption reinsurance agreement.

(3) Debt

     Debt consists of the following:

	June 30,	December 31,
(In thousands)	2003	2002

Senior Secured Term Loan, dated April 25, 2003	$400,000	$—
Senior Secured Term Loan, dated December 31, 2000	—	126,875

Total	400,000	126,875
Less current portion	(4,000)	(30,625)

Long-term debt	$396,000	$96,250

     On April 25, 2003, the Company entered into new financing arrangements consisting of a new 6-year $400 million term loan (the “New Term Loan”) and a 5-year $50 million revolving credit facility (the

“Revolver”, together with the New Term Loan, the “New Credit Facilities”). Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases. A portion of the proceeds of the New Term Loan were used to retire the senior secured term loan outstanding (the “Term Loan”). In connection with the New Credit Facilities and repayment of the former Term Loan, in April 2003, the Company incurred costs, capitalized as part of other noncurrent assets, of approximately $8.6 million and wrote off approximately $3.4 million of unamortized debt costs associated with the former Term Loan as a component of interest and other financing costs in the second quarter of 2003. The costs related to the New Credit Facilities are being written off ratably to income over periods of 5 to 6 years.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements (“Swap Agreements”) to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These Swap Agreements, which have terms of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the Swap Agreements, is currently approximately 4.4%. See Note 11.

(4) Income Taxes

     The Company lowered its estimated effective tax rate for 2003 in the second quarter of 2003 to 39.5% from 40% based on the composition of its business in various state taxing jurisdictions, including changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. In connection with this reduction in its estimated effective tax rate, the Company adjusted its deferred tax assets to reflect the lower tax rate, resulting in additional tax expense of approximately $1.2 million for the three-month and six-month periods ended June 30, 2003.

     Prepaid expenses and other current assets include approximately $78.1 million of estimated federal income tax payments as of June 30, 2003, based on the timing of deductions for taxable income purposes. At June 30, 2003, the Company had deferred tax assets of approximately $46.1 million, net of valuation allowances of approximately $3.1 million.

(5) Share Repurchase Program

     The Company’s Board of Directors approved a share repurchase program for up to $750 million of the Company’s outstanding common stock through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Under this program, during the six months ended June 30, 2003, the Company repurchased 1,513,500 shares of its common stock at a cost of approximately $45.9 million. As of June 30, 2003, the Company had repurchased 21,308,200 shares of its common stock at a total cost of approximately $663.3 million.

(6) Dividends from Regulated Subsidiaries

     During the six months ended June 30, 2003 and 2002, Oxford received dividends of approximately $117.5 million and $137 million, respectively, from its regulated subsidiaries.

(7) Comprehensive Income

     The following table summarizes comprehensive income adjustments for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Investment Securities:
Net unrealized gain on available-for-sale securities	$17,377	$28,593	$20,600	$18,203
Income tax expense on above	(6,848)	(11,776)	(8,137)	(7,506)
Reclassification adjustments for gains recognized in income	(9,562)	(4,145)	(23,285)	(6,521)
Income tax expense on above	3,709	1,729	9,198	2,706

	4,676	14,401	(1,624)	6,882

Cash Flow Hedges:
Holding loss related to swap transactions, net of tax benefit of $583	(893)	—	(893)	—

Net gain (loss) recognized in other comprehensive income	$3,783	$14,401	$(2,517)	$6,882

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

     On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses. The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement: (i) plaintiffs settled the class’ claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice.

     In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company was required to pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers had fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company was required to pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers had fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage resulted in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement to recover at least $41.3 million under the terms of the Excess Insurance policies. The Company has not recorded any recoveries at June 30, 2003 related to a potential favorable outcome of this litigation.

     On September 7, 2000, the Connecticut Attorney General filed suit against four Health Maintenance Organizations (“HMOs”), including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who are enrolled in plans governed by the Employee Retirement Income Security Act (“ERISA”). The suit alleges that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit seeks preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claims violations of ERISA, are nearly identical to that filed by the Connecticut Attorney General. The complaint seeks the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and Racketering Influenced and Corrupt Organizations (“RICO”) cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding. The Company has reached an agreement in principle to settle and dismiss the Patel action by paying the individual plaintiffs a total of $12,500.

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

     On August 15, 2001, the Medical Society of the State of New York (“MSSNY”), and three individual physicians, filed two separate but nearly identical lawsuits against the Company and the Company’s New York HMO subsidiary in New York state court, on behalf of all members of the MSSNY who provided health care services pursuant to contracts with the Company during the period August 1995 through the present. The suit filed by the individual physicians was styled as a class action complaint. Both suits asserted claims for breach of contract and violations of New York General Business Law, Public Health Law and Prompt Payment Law, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The complaint filed by the MSSNY seeks a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By Order dated January 23, 2003, the Court granted the Company’s motion to stay the purported class action case and compel arbitration. The Court further dismissed the claims under the Prompt Pay Law and the Public Health Law. By order dated January 24, 2003, the Court granted the Company’s motion to dismiss the MSSNY complaint in its entirety. On February 28, 2003, MSSNY and the individual physicians filed notices of appeal regarding the January 23, 2003 and January 24, 2003 Orders.

     On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association (the “AAA”). The Company has objected to this filing on the basis that neither its arbitration agreement with Dr. Sutter, nor the AAA rules, permit or provide for consolidated or class action arbitration. The arbitrator has recently set a schedule for briefing on this issue.

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

     On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005, as defined (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability of approximately $11.2 million for the Termination Payments, which are payable over time, and estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter. Unpaid Termination Payments totaling approximately $7.5 million are included in medical costs payable at June 30, 2003.

     On May 28, 2003, the Company filed with the United States Patent and Trademark Office, a Notice of Opposition to an application by Oxford Life Insurance Company (“OLIC”), headquartered in Phoenix, Arizona, for registration of a federal service mark “www.Oxfordlife.com”. OLIC also is seeking registration of the mark “Oxford Life Insurance Company”. The Company currently has numerous federal trademark and service mark registrations that include “Oxford” and “Oxford Health Plans”. On July 28, 2003, OLIC filed an answer to the Company’s Notice of Opposition and filed a counterclaim for cancellation of all marks registered by the Company that include the word “Oxford”. Also, on July 31, 2003, OLIC filed suit in the Federal District Court for the District of Arizona seeking to cancel the Company’s federal trademark and service mark registrations that include the word “Oxford”, seeking preliminary and permanent injunctions against the Company from continuing to use trademarks and service marks that include the word “Oxford” and seeking damages against the Company. The Company intends to vigorously oppose the registration of “Oxford” by OLIC, and to vigorously contest the efforts of OLIC to cancel the Company’s “Oxford” based trademarks and service marks. The Company believes its use of the mark “Oxford” in its primary market areas in the states of New York, New Jersey and Connecticut, pre-dates any use of “Oxford” by OLIC and that its rights are superior to the claims of OLIC. The Company also believes that the likelihood of OLIC recovering damages against the Company or enjoining use by the Company of its “Oxford” based marks in the Company’s primary market area is remote.

     The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to its business and operations. The outcome of any such examinations and investigations, if commenced, cannot be predicted at this time.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers and other parties, including various hospitals, hospital systems and reinsurers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals, hospital systems and other providers and reinsurers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation or arbitration, adverse judgments or other results, or could expose the Company to other liabilities. The Company believes any ultimate liability associated with these legal actions, disputes and negotiations would not have a material adverse effect on the Company’s consolidated financial position.

(9) Pharmacy Benefit Manager Agreement

     In September 2001, the Company entered into a five-year agreement with Merck-Medco (now Medco Health Solutions, or “Medco”), effective beginning January 1, 2002, pursuant to which Medco and certain of its subsidiaries provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. If the Company terminates the pharmacy services agreement during each of the following years, the Company must pay the following amounts: 2003 - $7.5 million, 2004 - $5 million. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Medco under which the Company has furnished and will continue to furnish de-identified claim information and furnish strategic consultative and other services to Medco over a five-year period in return for a total payment of approximately $82.9 million. All such amounts are included in unearned revenue and are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002. The alliance agreement generally provides for a pro-rata refund over the term of the agreement of the $82.9 million received in 2001 upon termination of the pharmacy services agreement by the Company without cause or as a result of breach of such agreement by the Company.

(10) Stock Option Plans

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the six months ended June 30, 2003 and 2002.

		Six Months Ended
		June 30,

(In thousands, except per share amounts)		2003	2002

Net earnings, as reported		$145,401	$124,316
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(5,885)	(7,993)

Pro forma net earnings		$139,516	$116,323

Basic earnings per share	As reported	$1.74	$1.42
	Pro forma	$1.67	$1.33
Diluted earnings per share	As reported	$1.71	$1.35
	Pro forma	$1.64	$1.26

(11) Derivative Financial Instruments

     In order to reduce the variability of cash flows with regards to interest payments on the New Term Loan, the Company entered into Swap Agreements to manage its exposure to variable-rate debt. The Swap Agreements effectively convert a portion of the Company’s variable-rate debt to a fixed-rate basis. During the three months ended June 30, 2003, the Company entered into Swap Agreements under which the Company pays a fixed rate and receives a variable rate of interest. The Swap Agreements are classified as cash flow hedges and have terms of up to three years, maturing from May 2004 through May 2006. The Company records the Swap Agreements on its consolidated balance sheet as an offset to other noncurrent assets at their then fair value and adjusts the Swap Agreements to current market value through other comprehensive income. The Company anticipates that the Swap Agreements will continue to be effective, but it will recognize all or a portion of any unrealized gain or loss related to these contracts directly to income to the extent they are deemed to no longer be effective.

     The notional amount of the Swap Agreements was $250 million and the estimated unrealized loss on the Swap Agreements was approximately $1.5 million at June 30, 2003.

(12) Outsourcing Agreement

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

     Under the original agreement, CSC was expected to invoice the Company for base operating and capital costs totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage. Costs for equipment purchased by CSC that are used for the Company’s operations were capitalized as leased assets. For the six-month period ended June 30, 2002, the Company expensed approximately $20.9 million for operating costs provided by CSC under the agreement.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of June 30, 2003 and the consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the financial statements as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2003 and 2002 for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
July 25, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of June 30,		Increase (Decrease)

	2003	2002	Amount	%

Membership:
POS, PPO and Other Plans	1,260,000	1,236,000	24,000	1.9%
HMOs	196,500	233,600	(37,100)	(15.9)%

Total Fully Insured Commercial	1,456,500	1,469,600	(13,100)	(0.9)%
Medicare	70,900	68,900	2,000	2.9%
Self-Funded	40,800	63,300	(22,500)	(35.6)%

Total Membership	1,568,200	1,601,800	(33,600)	(2.1)%

The following tables provide certain selected information and revenue by product:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Selected Information:
Medical loss ratio	81.7%	81.2%	80.3%	80.6%
Administrative loss ratio	10.8%	12.6%	10.8%	12.0%
Per member per month premium revenue	$289.04	$262.37	$286.51	$260.72
Per member per month medical expense	$236.28	$213.10	$230.18	$210.11
Fully insured member months (000’s)	4,606.0	4,583.7	9,220.5	9,000.8

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002
(Dollars in thousands)
Operating Revenue:
POS, PPO and Other Plans	$1,027,325	$910,337	$2,034,601	$1,775,178
HMOs	146,592	144,777	294,365	281,014

Total Fully Insured Commercial	1,173,917	1,055,114	2,328,966	2,056,192
Medicare	157,413	147,479	312,824	290,545
Self-Funded	2,995	4,660	6,112	8,484

Total Operating Revenue	$1,334,325	$1,207,253	$2,647,902	$2,355,221

Results of Operations

     Overview

     The Company’s revenues consist primarily of commercial product premiums derived from its Point of Service (“POS”), Preferred Provider Organization (“PPO”) and HMO plans. Revenues also include reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) programs, third-party administration fee revenue for self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment and other income. Since the Company provides coverage under its indemnity and insured managed care products on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     During the six months ended June 30, 2003, the Company recorded a net charge of $45 million, or $0.32 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock.

     On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed health care organization, for cash of approximately $18.2 million, subject to adjustment for certain items.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The increase in medical costs payable from December 31, 2002 to June 30, 2003, primarily reflects per member per month increases in medical costs, including health care cost inflation, and improved working capital management of claims. See “Cautionary Statement Regarding Forward-Looking Statements”.

     Three months ended June 30, 2003 compared with three months ended June 30, 2002

     Total revenues for the quarter ended June 30, 2003 were $1.36 billion, up 11.4% from $1.22 billion during the same period in the prior year. Net earnings for the second quarter of 2003 totaled $72.5 million, or $0.85 per diluted share, compared with net earnings of $52.9 million, or $0.58 per diluted share, for the second quarter of 2002. Included in pretax earnings for the second quarter of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and an asset impairment charge related to the Company’s prior investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. In addition, pretax earnings for the second quarter of 2003 and 2002 include approximately $1.2 million and $11.2 million, respectively, of favorable development of prior period estimates of medical costs, or a total of $0.01 per diluted share in the 2003 period and $0.07 per diluted share in the 2002 period.

     Membership in the Company’s fully insured commercial health care programs as of June 30, 2003, excluding the effect of MedSpan, increased by approximately 15,600 members from the level of such membership as of June 30, 2002, and decreased by approximately 4,900 members since year-end 2002. The Company believes that the growth over the June 2002 period is partially attributable to product development aimed at providing a wider range of benefit plan designs to the market. Fully insured commercial membership retained from the acquisition of MedSpan was approximately 14,600 at June 30, 2003, a decrease of approximately 28,700 from June 30, 2002. The acquired MedSpan membership was reduced primarily as a result of the Company’s correction for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

     Membership in Medicare programs increased by approximately 2,000 members compared with June 30, 2002, and by approximately 800 members since year-end 2002. The Company believes that average per member Medicare reimbursement has increased due to the change in the Company’s county-specific mix of business, among other things.

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

     Total commercial premiums earned for the three months ended June 30, 2003 increased 11.3% to $1.17 billion, compared with $1.06 billion in the same period in the prior year. The increase in premiums earned over the second quarter of 2002 is attributable to a 0.4% increase in member months in the Company’s commercial health care programs and a 10.9% increase in weighted average commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix). Management believes that commercial premium yields for the full year 2003 will continue to be approximately 10 to 11% higher in the Company’s core commercial business than in the full year 2002, including the estimated effects of reductions in benefit coverage and changes in product mix.

     Premiums earned from Medicare programs increased 6.7% to $157.4 million in the second quarter of 2003, compared with $147.5 million in the second quarter of 2002. The revenue increase was the result of a 3.8% member month increase in Medicare programs when compared with the prior year second quarter and increases in average premium yields of Medicare programs of 2.8% due to CMS rate increases of approximately 2% and the county mix of Medicare membership.

     Investment and other income increased to approximately $26.6 million for the three months ended June 30, 2003, compared with $14 million for the same period last year. Included in investment and other income for the three months ended June 30, 2002, is the other than temporary impairment charge related to the Company’s prior investment in MedUnite of $11 million. The increase was also due to realized gains of approximately $9.6 million in 2003 compared with approximately $4.1 million in the second quarter of 2002. Partially offsetting these gains was lower investment income, as higher invested balances were offset by lower investment yields. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3.4% compared with 4.7% in the prior year quarter.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 81.7% for the second quarter of 2003 compared with 81.2% for the second quarter of 2002. The reported medical loss ratio for the second quarter of 2003 reflects a 10.9% net increase in per member per month medical costs partially offset by a 10.2% total increase in average overall premium yield. Included in health care services expense for the three months ended June 30, 2003 and 2002, were net favorable development of prior period medical cost estimates of approximately $1.2 million and $11.2 million, respectively. For the three months ended June 30, 2003 and 2002, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $14.5 million and $13.4 million, respectively, for Graduate Medical Education (“GME”) and $13.9 million and $12.2 million, respectively, for hospital Bad Debt and Charity Care (“BDCC”). The Company believes it has made adequate provision for incurred medical costs as of June 30, 2003. Changes to estimates of incurred medical costs are recorded in the period they arise.

     Marketing, general and administrative expenses totaled approximately $144.7 million in the second quarter of 2003, compared with $152 million in the second quarter of 2002. Included in administrative expenses for the three months ended June 30, 2002, were termination fees and a non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million. During the current year second quarter, lower information services costs were offset by increased broker commissions, resulting from higher premium revenue, and increased payroll, benefit and corporate insurance costs. Broker commissions and premium taxes accounted for approximately $47.5 million, or 32.8%, of total administrative expenses in the second quarter of 2003 compared with $40.9 million, or 26.9%, of administrative expenses in the 2002 second quarter. The increase in these items as a percentage of overall administrative expenses is primarily the result of changes in product mix between the two periods and increased assessments resulting from the adoption of the 2003-2004 New York State budget. Administrative expenses increased approximately $2 million from the adoption of the 2003-2004 New York state budget for the three months ended June 30, 2003. Administrative expense as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 10.8% during the second quarter of 2003, compared with 12.6% during the second quarter of 2002.

     Interest expense increased by $4.5 million to $7.2 million in the second quarter of 2003, compared with $2.8 million in the second quarter of 2002. On April 25, 2003, the Company entered into New Credit Facilities consisting of a 6-year $400 million New Term Loan and a 5-year $50 million Revolver. The increase in interest expense is related to borrowings under the New Term Loan and, in connection with the refinancing, the write off of approximately $3.4 million of unamortized costs associated with the former Term Loan. The Company’s weighted average interest rate on its debt for the three months ended June 30, 2003 was 4.5%, compared with 5.3% in the corresponding prior year period. The New Term Loan initially bears interest at LIBOR plus 275 basis points and has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year. In connection with the New Term Loan, the Company entered into Swap Agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have a term of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 4.4%.

     The Company recorded income tax expense of $48.2 million for the second quarter of 2003, compared with an income tax expense of $36.9 million (or an effective rate of 41.1%) for the second quarter of 2002. The Company lowered its estimated effective tax rate for 2003 to 39.5% in the second quarter of 2003 from 40% based on the composition of its business in various state taxing jurisdictions, including changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. In connection with the reduction in the effective tax rate, the Company adjusted its deferred tax assets to reflect the lower tax rate, resulting in additional tax expense of approximately $1.2 million during the current quarter. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At June 30, 2003, the Company had deferred tax assets of approximately $46.1 million (net of valuation allowances of approximately $3.1 million), including $6 million attributable to the acquisition of MedSpan in the second quarter of 2002. The valuation allowance relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at June 30, 2003. Prepaid expenses and other current assets include approximately $78.1 million of estimated federal income tax payments as of June 30, 2003, based on the timing of deductions for taxable income purposes.

     Six months ended June 30, 2003 compared with six months ended June 30, 2002

     Total revenues for the six months ended June 30, 2003 were $2.71 billion, up 13.2% from $2.39 billion during the same period in the prior year. Net earnings for the first six months of 2003 totaled $145.4 million, or $1.71 per diluted share, compared with net earnings of $124.3 million, or $1.35 per diluted share, for the first six months of 2002. During the first quarter of 2003, the Company recorded a pretax charge of $45 million, or $0.32 per diluted share, net of insurance recoverable, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. Included in pretax earnings for the first six months of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and the other than temporary impairment charge related to the Company’s prior investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. Realized gains on the sale of investments were $23.3 million ($0.17 per diluted share) in the 2003 six-month period compared with $6.5 million ($0.04 per diluted share) in the corresponding 2002 period.

     Total commercial premiums earned for the six months ended June 30, 2003 increased 13.3% to $2.33 billion compared with $2.06 billion in the same period in the prior year. The year-over-year increase in premiums earned is attributable to a 10.7% increase in commercial premium yield and a 2.3% increase in commercial member months compared with the first six months of 2002 (including the effect of reductions in benefit coverage and changes in product mix).

     Premiums earned from Medicare programs increased 7.7% to $312.8 million in the first six months of 2003 from $290.5 million in the first six months of 2002. The revenue increase was the result of a 4.7% member month increase in Medicare programs when compared with the prior year second quarter and by increases in average premium yields of Medicare programs of 2.8%, due to CMS rate increases and the county mix of Medicare membership.

     Investment and other income increased 65.4% to $58.2 million for the first six months of 2003 compared with $35.2 million in the corresponding 2002 period. The increase was primarily due to an increase in realized gains of approximately $16.8 million. During the second quarter of 2002, the Company recorded an other than temporary impairment charge related to its prior investment in MedUnite of $11 million. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3.4% in the first six months of 2003 compared with 4.7% in the prior year period.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 80.3% for the first six months of 2003 compared with 80.6% for the corresponding 2002 period. The medical loss ratio for the first six months of 2003 reflects a 9.9% weighted average increase in premium yield offset by a 9.6% weighted average increase in per member per month medical costs when compared to the prior year period. Included in health care services expense for the six months ended June 30, 2003 and 2002, are favorable development of prior period medical cost estimates of approximately $12.3 million and $14.3 million, respectively, resulting primarily from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, higher than assumed for prior years. During the first half of 2003 and 2002, pursuant to HCRA, the Company expensed $29.1 million and $27.8 million, respectively, for GME and $26.8 million and $24.2 million, respectively, for hospital BDCC. The Company believes it has made adequate provision for incurred medical costs as of June 30, 2003. Changes to estimates of incurred medical costs are recorded in the period they arise.

     Marketing, general and administrative expenses totaled $287 million in the first six months of 2003, excluding the $45 million net litigation charge, compared with $282.2 million in the first six months of 2002. Included in administrative expenses for the six months ended June 30, 2002 are termination fees and non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million. In addition, for the six months ended June 30, 2003, the Company experienced increased broker commissions, as a result of higher premium revenue, and increased payroll, benefit and corporate insurance costs. Broker commissions and premiums taxes accounted for approximately $93.1 million, or 32.4% of total administrative expenses in the first half of 2003, compared with $77.6 million, or 27.5% of administrative expenses in the 2002 first half. Administrative expenses increased approximately $2 million from the adoption of the 2003-2004 New York State budget for the six months ended June 30, 2003. Administrative expense as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 10.8% during the six months ended June 30, 2003, excluding the $45 million net litigation charge, compared with 12% during the first half of 2002, including the CSC charge, and 11.8% for the full year 2002, excluding the $151.3 million net litigation charge.

     Interest expense increased $3.5 million to $9.4 million in the first six months of 2003 compared with $6 million in the corresponding prior year period. The increase in interest expense is related to increased borrowings under the New Term Loan and, in connection with the refinancing, the write off of approximately $3.4 million of unamortized costs associated with the former Term Loan. The Company’s weighted average interest rate for the six months ended June 30, 2003 was 4.7%, compared with 5.72% in the corresponding prior year period.

     The Company recorded income tax expense of $96.8 million for the first six months of 2003, compared with $86.7 million, or a 41.1% effective tax rate, for the 2002 period. The Company lowered its estimated effective tax rate for 2003 to 39.5% in the second quarter of 2003 from 40% based on the composition of its business in various state taxing jurisdictions, including changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. In connection with the reduction in the effective tax rate, the Company adjusted its deferred tax assets to reflect the lower tax rate, resulting in additional tax expense of approximately $1.2 million during the current quarter.

Liquidity and Capital Resources

     As of June 30, 2003, the Company had approximately $1.6 billion in current cash and marketable securities, including approximately $256 million at the parent company. During the second quarter of 2003, Oxford received dividends of $110 million from its New York HMO subsidiary and $7.5 million from its Connecticut HMO subsidiary. Cash used by operations during the first six months of 2003 was approximately $45 million compared with cash provided by operations of approximately $140.9 million for the first six months of 2002. The change in cash flow between the two periods was the result of the net payment of $211 million related to the settlement of the 1997 securities class action litigation and the timing of estimated income tax payments. Estimated 2003 federal income tax payments of approximately $78.1 million are included in the increase in prepaid expenses and other current assets at June 30, 2003.

Partially offsetting these declines in operating cash flows were higher levels of net income and higher levels of medical costs payable.

     Capital expenditures for the first six months of 2003 totaled approximately $8.2 million, principally for computer equipment and software. In March 2002, the Company acquired 100 percent of the outstanding common stock of MedSpan for cash of approximately $18.2 million, subject to adjustment for certain items. As a result of the acquisition, the Company has expanded its Connecticut network and reduced combined administrative costs through economies of scale.

     Cash provided by financing activities totaled $228.1 million during the first six months of 2003, compared with cash used by financing activities of approximately $98.7 million in the first six months of 2002. During the first half of 2003, the Company received the proceeds from the New Term Loan of $400 million and received proceeds from option exercises of approximately $12.9 million. Partially offsetting these amounts were repurchases of 1.5 million shares under the Company’s share repurchase program, at a cost of $45.9 million, and the repayment of the former Term Loan. In connection with the refinancing, the Company incurred costs related to the New Credit Facilities of approximately $8.6 million. The Company anticipates the continuation of its share repurchase program, subject to market conditions.

     As of June 30, 2003, cash and investments aggregating approximately $59.5 million have been segregated in the consolidated balance sheet as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At June 30, 2003, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $609.8 million, or approximately $396.9 million in excess of current regulatory requirements. The Company manages its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk-Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At June 30, 2003, the Company’s statutory surplus was approximately 220% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries. During the second quarter of 2003, Oxford received dividends of $110 million from its New York HMO subsidiary and a dividend of $7.5 million from its Connecticut HMO subsidiary. For the six months ended June 30, 2002, dividends of approximately $137 million were received by Oxford from its regulated subsidiaries. There can be no assurance that the various state regulators will grant approval for the subsidiaries to pay future dividends. With regard to MedSpan, the Company contributed $24 million in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

     The Company’s medical costs payable were $696.6 million as of June 30, 2003, compared with $618.6 million as of December 31, 2002. The increase primarily reflects per member per month increases in medical costs, increased estimates of incurred claims and improved working capital management of claims. The Company estimates the amount of its IBNR reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is typically a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, if any, are recorded in the period they arise. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

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

     In July 2003, the Company agreed with the vendor of disease management services for the Company’s members with congestive heart failure (“CHF”) to terminate an existing performance based agreement for CHF disease management services, effective August 31, 2003. The CHF vendor will continue to render services at least until December 31, 2003. The CHF agreement provided for monitoring of the Company’s high-risk CHF members through electronic equipment in their homes, coordination of care and member education. Pursuant to the CHF agreement, the CHF vendor was required to refund administrative fees and pay additional amounts if predetermined health care cost savings for the Company’s CHF members were not achieved. As part of the termination of the agreement, the CHF vendor refunded to the Company $14 million in administrative fees. Since the inception of the agreement, in anticipation of the return of these fees, the Company has recorded such amounts in other receivables at June 30, 2003. The Company also entered into a letter of intent with the CHF vendor providing for “good faith” negotiations for a new agreement, which would be effective no later than December 31, 2003, and would expand the services covered by the agreement and reduce the performance-based risk features of the existing agreement. If the Company and the CHF vendor are unable to reach a new agreement prior to December 31, 2003, or if the letter of intent is terminated under certain circumstances pursuant to its terms prior to that date, the CHF vendor is obligated pay the Company an additional $3 million.

     The Company has risk-sharing agreements with two hospitals and a physician group covering approximately 22,700 and 22,500 Medicare members at June 30, 2003 and 2002, respectively. Premium revenue for the Medicare members covered under these agreements totaled approximately $97.9 million and $94.3 million for the six months ended June 30, 2003 and 2002, respectively.

     The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pool”) for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets are required to make payments to the New York Stabilization Pool, and other insurers receive payments from the New York Stabilization Pool. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions was used to determine payments to and from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. At June 30, 2003, the Company has established liabilities to the pools of approximately $5.3 million, $15.3 million and $5.9 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.8 million and $5.5 million related to the 2001 and 2003 pool years, respectively, from the New York Stabilization Pools.

     The Company has also established receivables of approximately $9.7 million and $5.1 million related to the 2002 and 2003 pool years, respectively, at June 30, 2003, related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pool, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the New York Mandated Plans and for the Healthy New York Plan. The NYSID has promulgated regulations that, in addition to requiring HMOs to also offer a Healthy New York product without drug benefits, change the Healthy New York program’s stop loss reinsurance, among other things. Effective January 1, 2003, 90% of paid claims between $5,000 and $75,000, on an annual basis, will be eligible for reimbursement rather than between $30,000 and $100,000, as originally implemented. In January 2003, the Company received a distribution from the 2001 New York Stabilization Pool of approximately $11.1 million, which was principally included in income for the year ended December 31, 2001.

     While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2003 Pool years may differ, perhaps materially, from amounts that will ultimately be paid or received from the Pools based on final reconciliations. There can be no assurance that the Company will receive additional funds in the future related to the Pools. The regulations governing the Stop Loss Pools, which were to expire on or about June 30, 2003, were extended by the New York legislature until June 30, 2005.

     On April 25, 2003, the Company entered into the New Credit Facilities. Net proceeds of the New Term Loan were used to fund the settlement of the Company’s 1997 securities class action litigation and to refinance existing debt and will be used for general corporate purposes. Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments (totaling $4 million at June 30, 2003) under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases. As of June 30, 2003, the parent company had cash and investments in excess of these requirements of approximately $177 million. Principal payments and interest expense under the New Term Loan are expected to approximate $2 million and $9.4 million, respectively, for the remainder of 2003. In connection with the repayment of the former Term Loan, in April 2003, the Company wrote off approximately $3.4 million of unamortized debt costs as a component of interest and other financing costs.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have terms of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 4.4%.

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

     On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement: (i) plaintiffs settled the class’ claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice. In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses.

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

     At June 30, 2003, the Company maintained reserves for billing adjustments of approximately $2.1 million compared with $3.5 million at December 31, 2002 and $5.9 million at June 30, 2002, and reserves for doubtful accounts of $10 million at each of the aforementioned dates.

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

     The financial impact to the Company of the New York Market Stabilization Pool is a function of how the Company compares to the entire market relative to the factors defined in the regulations which have, and will, periodically change. The Company considers a range of possible outcomes and establishes its liability to or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. Key data considered in developing the Company’s range of outcomes includes the small group and individual enrollment of its competitors by product type and the risk profile of the Company’s membership by product. The range of outcomes also takes into account the likely differences between the risk profile of small group HMO and small group POS and PPO membership. Management believes these differences in risk profiles may ultimately be the key determinant of results. Final results for any given year cannot be known with certainty until data submissions by all HMOs and insurers have been audited by the state or its designee and amounts have been collected from each participant in the pools. Accordingly, it is not possible to precisely forecast this outcome in advance of actual results. Management believes that, considering the major factors that affect the outcome of the pooling mechanism as described above and the Company’s specific demographics during the applicable periods, results for each year may vary from the Company having a $15 million liability to the pools to having a receivable from the pools of up to approximately $30 million. Final results related to the New York Market Stabilization Pools for the periods 1999 to 2003 may differ significantly from current estimates. At June 30, 2003, the Company has established liabilities to the pools of approximately $5.3 million, $15.3 million and $5.9 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.8 million and $5.5 million related to the 2001 and 2003 pool years, respectively, from the New York Stabilization Pools. The Company has also established receivables of approximately $9.7 million and $5.1 million related to the 2002 and 2003 pool years, respectively, at June 30, 2003, for the New York Stop Loss Pools. The current net receivable established as of June 30, 2003, related to the pool years 1999 through 2003, represents management’s best estimate in light of the limited current information available.

     Also included in medical costs payable are: (i) estimated liabilities for New York’s GME and hospital BDCC programs, which are state health care public policy initiatives aimed at defraying the costs of other health care providers, such as hospitals; (ii) amounts due to the Company’s pharmacy benefit manager (“PBM”); and (iii) estimated liabilities for various medical contracts between the Company and certain current and former providers, some of which are currently in dispute. For a further description of the risk allocation pools and the state health care public policy initiatives referenced above, see “Cautionary Statement Regarding Forward-Looking Statements”.

     Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of June 30, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s June 30, 2003 estimates of medical costs payable and actual costs payable, net earnings for the six months ended June 30, 2003, would increase or decrease by approximately $4.2 million and diluted earnings per share would increase or decrease by approximately $0.05 per share.

     The following table shows the components of the change in medical costs payable for the six months ended June 30, 2003 and 2002 (in millions, unaudited):

	Amounts Relating to Claims
Six Months Ended June 30, 2003	Incurred During

	Total	2003	2002 and Prior

Balance as of December 31, 2002	$618.6	$—	$618.6
Components of health care services expense:
Estimated costs incurred	2,134.7	2,134.7	—
Estimate changes	(12.3)	—	(12.3)

Health care services expense	2,122.4	2,134.7	(12.3)
Payments for health care services	(2,044.4)	(1,522.7)	(521.7)

Balance as of June 30, 2003	$696.6	$612.0	$84.6

	Amounts Relating to Claims
Six Months Ended June 30, 2002	Incurred During

	Total	2002	2001 and Prior

Balance as of December 31, 2001	$595.1	$—	$595.1
Medical payables acquired	26.5	—	26.5
Components of health care services expense:
Estimated costs incurred	1,905.5	1,905.5	—
Estimate changes	(14.3)	—	(14.3)

Health care services expense	1,891.2	1,905.5	(14.3)
Payments for health care services	(1,821.0)	(1,332.0)	(489.0)

Balance as of June 30, 2002	$691.8	$573.5	$118.3

     The components of medical costs payable were as follows at June 30, 2003 and 2002 and December 31, 2002 (in millions, unaudited):

	Amounts Relating to Claims
	Incurred During

As of June 30, 2003	Total	2003	2002 and Prior

IBNR and medical claims reserves	$635.5	$585.2	$50.3
Pharmacy PBM payable	26.8	26.8	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	15.5	—	15.5
Other reserves	18.8	—	18.8

Medical Costs Payable Balance	$696.6	$612.0	$84.6

	Amounts Relating to Claims
	Incurred During

As of June 30, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$600.0	$518.1	$81.9
Pharmacy PBM payable	22.4	22.4	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	41.3	33.0	8.3
Other reserves	28.1	—	28.1

Medical Costs Payable Balance	$691.8	$573.5	$118.3

	Amounts Relating to Claims
	Incurred During

As of December 31, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$555.7	$521.8	$33.9
Pharmacy PBM payable	26.7	26.7	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	13.9	8.5	5.4
Other reserves	22.3	—	22.3

Medical Costs Payable Balance	$618.6	$557.0	$61.6

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

Market Risk Disclosures

     The Company’s consolidated balance sheet as of June 30, 2003 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, municipal securities, mortgage-backed and asset-backed securities and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a credit rating of A or higher at purchase, and maintains an average rating of AA+ on the overall portfolio.

     In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of June 30, 2003 by approximately $46.1 million and $93.3 million, respectively (compared with $47.9 million and $92.9 million as of June 30, 2002, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of June 30, 2003 by approximately $46.1 million and $89.9 million, respectively (compared with $44.5 million and $90.2 million as of June 30, 2002, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, future membership levels, future development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider networks, future provider utilization rates, future medical loss ratio levels, future claims payment, service performance and other operations matters, future administrative loss ratio levels, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at June 30, 2003, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of disease management programs, future impact of delegation, capitation, risk-transfer and other cost-containment agreements with health care providers and related organizations of providers, including reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed Patient Bill of Rights (“PBOR”) legislation and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

     IBNR estimates; Inability to control health care costs

     Medical costs payable in the Company’s financial statements include reserves for IBNR that are estimated by the Company. The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. The Company believes that its reserves for IBNR are adequate to satisfy its ultimate claim liability. However, there can be no assurances as to the ultimate accuracy of such estimates. Any adjustments to such estimates could benefit or adversely affect the Company’s results of operations in future periods.

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

     The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix and product allocation amongst the health plans and carriers in a particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs have been, and continues to be, subject to change. HCRA and the GME and BDCC assessments were re-authorized on July 1, 2003. The state of the economy has affected state budgets, which has resulted in the states attempting to defray costs through increased taxes, new taxes and increased assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs.

     Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities or potential recoveries under or from them, are constantly subject to change.

     General economic conditions

     Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group sales and renewal prospects and its ability to collect or increase premiums. The state of the economy has also negatively impacted state budgets, including tax collections, which has resulted in states attempting to defray their various programs’ costs through increased taxes, new taxes, increased assessments and new assessments on employers, including the Company, as well as on insurers, HMOs and other health care payors for the specific programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs, or on services of health care providers. In New York, the State Legislature passed into law the New York State 2003-2004 budget that includes, among other things, a 75% increase in the premium tax on health insurers (offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 19% increase in the assessment for the New York State Insurance Department budget (to which the Company is required to contribute). The state of the economy has also caused reimbursements to providers from federal and state programs to be reduced and certain taxes and other expenses related to these programs to be increased for providers, which may cause the providers to pressure health care payors to increase their reimbursement rates or to renegotiate such rates. Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the New York State budget. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current downturn in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

     Effects of terrorism

     There can be no assurance that the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, vaccinations, such as the smallpox vaccine and potential associated side effects, prescriptions for drugs , mental health services and other services; (ii) loss of membership as the result of lay-offs or other reductions of employment; (iii) adverse effects on the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

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

     State and federal government authorities are continually considering changes to laws and regulations applicable to the Company or to the interpretation of such laws or regulations. Any such changes could have a material adverse effect on the Company and its results of operations. Such state and federal government authorities are currently considering or have, in some cases, adopted regulations or interpretations thereof, relating to, among other things, mandatory benefits such as infertility treatment and products, early intervention services, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and chiropractic services, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, increases in minimum medical loss ratios, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. For example, in January 2002, New Jersey passed a law allowing physicians to collectively negotiate with insurance companies under certain circumstances when approved by the State Attorney General. Recently, certain states have proposed requiring health plans to finance subsidy mechanisms to assist certain physicians’ purchase of medical malpractice insurance coverage. In New Jersey, the state Senate has passed a bill that requires employers of all types and sizes to pay, on an annual basis, $3 per employee to assist in financing a fund to cover medical malpractice awards between $300,000 and $1 million. The New Jersey State Assembly has passed a similar bill with the same assessment except the fund is used to help subsidize the purchase of medical malpractice insurance for certain physicians. These proposals could apply to the Company and could have a material adverse effect on the Company and its results of operations. Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to the types of allowable private sector delivery models and payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. During the 107th Congress in 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and House 2001 versions of the PBOR legislation had significant differences, both sought to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. Similar PBOR legislation has been introduced during the 108th Congress in 2003. In addition, on June 19, 2003, the United States House of Representatives passed legislation permitting small businesses to pool together as Association Health Plans (“AHPs”) to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages which would prevail over state and federal law applicable to most insurers and HMOs, including the Company. The United States Senate has not taken any action on the legislation. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if enacted could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

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

     These state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under HCRA, including the requirement that payors pay an assessment toward hospital GME and BDCC. HCRA and the GME and BDCC assessments were re-authorized on July 1, 2003. The state of the economy has negatively impacted state budgets, including tax collections, which has resulted in states attempting to defray various programs’ costs through increased taxes, new taxes, increased assessments and new assessments on employers, including the Company, as well as on insurers, HMOs and other health care payors for the specific programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs. In New York, the State Legislature passed into law the New York State 2003-2004 budget that includes, among other things, a 75% increase in the premium tax on health insurers (offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 19% increase in the assessment for the NYSID budget (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the provisions of the New York State budget. Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are constantly subject to change.

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

     Regulatory Audits and Reviews

     The Company is continually subject to review and audit by various state and federal authorities, including but not limited to, the NYSID, the New York Department of Health, the Attorney General offices of New York, New Jersey and Connecticut, the New Jersey Department of Banking and Insurance, the New Jersey Department of Health and Senior Services, the Connecticut Insurance Department, CMS, and the Connecticut and United States Departments of Labor. From time to time, the Company has issues pending with, or has operating issues under review with and is the subject of periodic audits by, such regulatory agencies. While the Company believes its relations with such regulatory agencies are good, the outcome of any examinations, inquiries and reviews by such regulatory agencies cannot be predicted.

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

     Matters Affecting Medicare Business

     Premiums for the Company’s Medicare plans are determined through formulas established by CMS for the Company’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care costs. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular county that are lower than the rate of increase in health care services expense for the Company’s Medicare members in such county, could adversely affect the Company’s results of operations. Given the current public policy and the fact that Medicare premiums are not forecasted to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties. Contracts with providers and provider organizations and other vendors entered into by the Company with respect to Medicare membership could pose operational and financial challenges for the Company and could be adversely affected by regulatory actions or by the failure of the Company or the vendor to comply with the terms of such agreement, and failure under any such agreement could have a material adverse effect on the Company’s cost of providing benefits to Medicare members, Medicare membership, the Company’s Medicare results of operations and, ultimately, the Company’s ability to provide Medicare plans. The Company’s Medicare plans are subject to certain additional risks compared to commercial plans, such as substantially higher comparative medical costs and higher levels of utilization.

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

     Health care provider networks/Risk sharing arrangements

     The Company is subject to the risk of disruption in its health care provider networks. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. Many of the Company’s contracts with physicians can be terminated on 90 days notice from anniversary date. The Company’s contracts with hospitals that serve a significant portion of its business are generally subject to multiple year contracts, but some hospital contracts can be terminated on 90 days notice. The Company is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. These disputes could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events, coupled with existing law in New Jersey and proposed legislation in other states that provide or may provide physicians and other providers with collective bargaining power, could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers or reinsurers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas, could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

     Pending litigation and other proceedings against Oxford

     The Company is involved in certain legal proceedings, including, among others, those related to (i) a purported federal class action grounded in ERISA claims, (ii) an action brought by the Connecticut Attorney General’s office on similar claims, (iii) a Connecticut action brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (iv) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (v) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (vi) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vii) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, and (viii) a purported class action in New Jersey brought on behalf of Oxford members seeking recovery of subrogation payments recovered by the Company alleged to have been collected in violation of New Jersey insurance laws. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership levels and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

     Concentration of business/Competition

     The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 73% of its Tri-State commercial premium revenues received from New York business during the six months ended June 30, 2003. In addition, the Company’s Medicare revenue represented approximately 12% of premiums earned during the six months ended June 30, 2003. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Disclosures.”

Item 4. Controls and Procedures

     Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There has not been any change in the Company’s internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses. The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement: (i) plaintiffs settled the class’s claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice.

     In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company was required to pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers had fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company was required to pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers had fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage resulted in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement, to recover at least $41.3 million under the terms of the Excess Insurance policies. The Company has not recorded any recoveries at June 30, 2003 related to a potential favorable outcome of this litigation.

     On May 28, 2003, the Company filed with the United States Patent and Trademark Office, a Notice of Opposition to an application by Oxford Life Insurance Company (“OLIC”), headquartered in Phoenix, Arizona, for registration of a federal service mark “www.Oxfordlife.com”. OLIC also is seeking registration of the mark “Oxford Life Insurance Company”. The Company currently has numerous federal trademark and service mark registrations that include “Oxford” and “Oxford Health Plans”. On July 28, 2003, OLIC filed an answer to the Company’s Notice of Opposition and filed a counterclaim for cancellation of all marks registered by the Company that include the word “Oxford”. Also, on July 31, 2003, OLIC filed suit in the Federal District Court for the District of Arizona seeking to cancel the Company’s federal trademark and service mark registrations that include the word “Oxford” seeking preliminary and permanent injunctions against the Company from continuing to use trademarks and service marks that include the word “Oxford” and seeking damages against the Company. The Company intends to vigorously oppose the registration of “Oxford” by OLIC, and to vigorously contest the efforts of OLIC to cancel the Company’s “Oxford” based trademarks and service marks. The Company believes its use of the mark “Oxford” in its primary market areas in the states of New York, New Jersey and Connecticut, pre-dates any use of “Oxford” by OLIC and that its rights are superior to the claims of OLIC. The Company also believes that the likelihood of OLIC recovering damages against the Company or enjoining use by the Company of its “Oxford” based marks in the Company’s primary market area is remote.

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

Item 2. Changes in Securities and Use of Proceeds

     See information contained in notes 3 and 5 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on May 13, 2003 in connection with which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. At the meeting, stockholders were asked to consider and vote upon (a) the election of three directors (“Proposal Number 1”); (b) approval of certain amendments to the Oxford Health Plans, Inc. 2001 Management Incentive Compensation Plan (“Proposal Number 2”); and (c) approval of shareholder proposals relating to tobacco investments (“Proposal Number 3”).

     At the meeting, Joseph W. Brown and Robert B. Milligan, Jr. were elected to serve as Class III Directors of the Company for a term to expire in 2006. In addition, Charles G. Berg was elected to serve as a Class II Director of the Company for a term to expire in 2005. The continuing Directors whose terms expire in 2004 are Jonathan J. Coslet, Kent J. Thiry and Benjamin H. Safirstein, M.D. The continuing Director whose term expires in 2005 is Ellen Rudnick. A total of 67,821,578 votes were cast in favor of, and 5,082,018 votes were cast to withhold authority for, Mr. Brown’s election. A total of 43,203,957 votes were cast in favor of, and 29,699,639 votes were cast to withhold authority for, Mr. Milligan’s election. A total of 68,333,168 votes were cast in favor of, and 4,570,428 votes were cast to withhold authority for, Mr. Berg’s election. Proposal Number 2 was adopted with 64,688,773 votes cast for, and 7,946,803 votes cast against, the Proposal; in addition, there were 268,020 abstentions related to the Proposal. Proposal Number 3 was not approved with 4,844,708 votes cast for, and 41,635,913 votes cast against, the Proposal; in addition, there were 13,051,327 abstentions and 13,371,648 broker nonvotes related to the Proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32.1	Chief Executive Officer Section 1350 Certification

32.2	Chief Financial Officer Section 1350 Certification

(b)	Reports on Form 8-K

In a report on Form 8-K dated April 1, 2003 and filed on April 2, 2003, the Company reported, under Item 9. “Financial Statements and Exhibits”, its intention to pursue a $450 million financing facility.

In a report on Form 8-K dated April 25, 2003 and filed on April 28, 2003, the Company reported, under Item 9. “Financial Statements and Exhibits”, the completion of its $450 million financing facility.

In a report on Form 8-K dated May 5, 2003 and filed on May 6, 2003, the Company reported, under Items 9 and 12. “Financial Statements and Exhibits”, its first quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC.

(Registrant)

August 5, 2003	/s/ MARC M. KOLE

Date	Marc M. Kole, Senior Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Index to Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

31.1	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification*

31.2	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification*

32.1	Chief Executive Officer Section 1350 Certification*

32.2	Chief Financial Officer Section 1350 Certification*

* Filed herewith