Form 10-Q
period 2003-09-30
OXFORD HEALTH PLANS INC
filed 2003-10-28
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes  [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on October 24, 2003, net of treasury shares acquired, was 80,987,777.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$553,987	$321,627
Investments - available-for-sale, at market value	1,143,390	1,102,664
Premiums receivable, net	35,066	29,803
Other receivables	26,249	43,919
Prepaid expenses and other current assets	31,316	10,214
Deferred income taxes	39,073	111,652

Total current assets	1,829,081	1,619,879
Property and equipment, net	34,663	34,445
Deferred income taxes	8,273	9,173
Restricted cash and investments-held-to-maturity, at amortized cost	59,692	56,421
Goodwill and other intangible assets, net	23,736	24,691
Other noncurrent assets	12,549	8,907

Total assets	$1,967,994	$1,753,516

Liabilities and Shareholders’ Equity
Current liabilities:
Medical costs payable	$666,424	$618,618
Current portion of long term debt	4,000	30,625
Trade accounts payable and accrued expenses	121,828	135,124
Reserve for litigation settlement	—	161,300
Unearned revenue	136,085	201,045
Income taxes payable	—	2,418
Current portion of capital lease obligations	5,678	5,470

Total current liabilities	934,015	1,154,600
Obligations under capital lease	1,464	5,749
Long-term debt	395,000	96,250
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued 105,863,471 shares in 2003 and 105,075,889 shares in 2002	1,059	1,051
Additional paid-in capital	727,776	709,258
Retained earnings	693,531	437,130
Accumulated other comprehensive income	14,560	25,038
Treasury stock, at cost	(799,411)	(675,560)

Total shareholders’ equity	637,515	496,917

Total liabilities and shareholders’ equity	$1,967,994	$1,753,516

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Income Statements
Three Months and Nine Months Ended September 30, 2003 and 2002
(In thousands, except per share data)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Revenues:
Premiums earned	$1,345,813	$1,241,672	$3,987,603	$3,588,409
Third-party administration, net	3,261	4,692	9,373	13,176
Investment and other income, net	22,555	28,036	80,710	63,191

Total revenues	1,371,629	1,274,400	4,077,686	3,664,776

Expenses:
Health care services	1,053,424	944,497	3,175,835	2,835,702
Marketing, general and administrative	143,783	135,499	430,743	417,666
Litigation (recovery) charge for settlement, net	(14,325)	151,300	30,675	151,300
Interest and other financing costs	5,275	2,685	14,718	8,653

Total expenses	1,188,157	1,233,981	3,651,971	3,413,321

Income before income taxes	183,472	40,419	425,715	251,455
Income tax expense	72,472	16,611	169,314	103,331

Net income	$111,000	$23,808	$256,401	$148,124

Earnings per common and common equivalent share:
Basic	$1.35	$0.27	$3.09	$1.69
Diluted	$1.31	$0.26	$3.01	$1.62
Weighted-average common shares outstanding-basic	82,198	87,784	83,025	87,729
Effect of dilutive securities:
Stock options	2,690	2,965	2,021	3,881

Weighted-average common shares outstanding-diluted	84,888	90,749	85,046	91,610

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2003 and 2002
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$256,401	$148,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,117	16,744
Noncash income	(12,438)	(12,811)
Noncash charges	48,413	177,832
Deferred income taxes	80,395	(51,860)
Realized gains on sale of investments	(26,627)	(14,081)
Changes in assets and liabilities, net of balances acquired:
Premiums receivable	(4,475)	(3,759)
Other receivables	34,670	(4,873)
Prepaid expenses and other current assets	(21,102)	(6,800)
Medical costs payable	47,969	29,124
Trade accounts payable and accrued expenses	(26,187)	(18,232)
Litigation settlement payments	(225,000)	—
Unearned revenue	(52,522)	(46,103)
Income taxes payable	525	47,422
Other, net	441	(3,115)

Net cash provided by operating activities	119,580	257,612

Cash flows from investing activities:
Capital expenditures	(12,581)	(15,411)
Purchases of available-for-sale investments	(1,140,499)	(1,177,581)
Sales and maturities of available-for-sale investments	1,115,180	1,000,712
Acquisitions, net of cash acquired	—	(1,288)
Other, net	(29)	—

Net cash used by investing activities	(37,929)	(193,568)

Cash flows from financing activities:
Proceeds from exercise of stock options	15,141	29,352
Proceeds of notes payable, net	391,371	—
Redemption of notes payable	(127,875)	(20,573)
Payment of withholding tax on option exercises	(460)	(24,056)
Purchase of treasury shares	(123,391)	(119,383)
Payments under capital leases	(4,077)	(1,227)

Net cash provided (used) by financing activities	150,709	(135,887)

Net increase (decrease) in cash and cash equivalents	232,360	(71,843)
Cash and cash equivalents at beginning of period	321,627	345,530

Cash and cash equivalents at end of period	$553,987	$273,687

Supplemental cash flow information:
Cash payments for income taxes, net	$103,176	$106,696
Cash payments for interest	7,732	8,241
Supplemental schedule of noncash investing and financing activities:
Unrealized (depreciation) appreciation of investments	(16,983)	42,775
Obligation under capital lease	—	13,771
Tax benefit realized on exercise of stock options	2,943	37,596
Cost of treasury shares associated with option exercise	719	57,554

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

(2) Acquisition

     On March 1, 2002, the Company acquired all of the outstanding common stock of MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization, for a final cash amount of approximately $17.3 million. As a result of the acquisition, the Company has expanded its Connecticut provider network and reduced combined administrative costs through economies of scale. Effective January 2003, most of the assets and liabilities of MedSpan were transferred to and assumed by Oxford Health Plans (CT), Inc., pursuant to an assumption reinsurance agreement.

(3) Debt

     Debt consists of the following:

	September 30,	December 31,
(In thousands)	2003	2002

Senior Secured Term Loan, dated April 25, 2003	$399,000	$—
Senior Secured Term Loan, dated December 31, 2000	—	126,875

Total	399,000	126,875
Less current portion	(4,000)	(30,625)

Long-term debt	$395,000	$96,250

     On April 25, 2003, the Company entered into new financing arrangements consisting of a new 6-year $400 million term loan (the “New Term Loan”) and a 5-year $50 million revolving credit facility (the “Revolver”, together with the New Term Loan, the “New Credit Facilities”). Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate

Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases and dividends, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases and dividends. A portion of the proceeds of the New Term Loan were used to retire the senior secured term loan outstanding (the “Term Loan”). In connection with the New Credit Facilities and repayment of the former Term Loan, in April 2003, the Company incurred costs, capitalized as part of other noncurrent assets, of approximately $8.6 million and wrote off approximately $3.4 million of unamortized debt costs associated with the former Term Loan as a component of interest and other financing costs in the second quarter of 2003. The costs related to the New Credit Facilities are being written off ratably to income over periods of 5 to 6 years.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements (“Swap Agreements”) to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These Swap Agreements, which have terms of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective annual interest rate on the New Term Loan, including the effect of the Swap Agreements, is currently approximately 4.34%. See Note 10.

(4) Income Taxes

     The Company lowered its estimated effective tax rate for 2003 in the second quarter of 2003 to 39.5% from 40% based on the composition of its business in various state taxing jurisdictions, including changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. In connection with this reduction in its estimated effective tax rate, the Company adjusted its deferred tax assets during the second quarter of 2003 to reflect the lower tax rate, resulting in additional tax expense of approximately $1.2 million for the nine-month period ended September 30, 2003.

     Prepaid expenses and other current assets include approximately $15.1 million of estimated federal income tax payments as of September 30, 2003, based on the timing of deductions for taxable income purposes. At September 30, 2003, the Company had deferred tax assets of approximately $47.3 million, net of valuation allowances of approximately $3.1 million.

(5) Share Repurchase Program

     The Company’s Board of Directors approved a share repurchase program for up to $750 million of the Company’s outstanding common stock through December 2003. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Under this program, during the three and nine months ended September 30, 2003, the Company repurchased 2,110,100 shares and 3,623,600 shares, respectively, of its common stock at a cost of approximately $77.1 million and $123 million, respectively. As of September 30, 2003, the Company had repurchased 23,418,300 shares of its common stock at a total cost of approximately $740.4 million. See Note 12.

(6) Dividends from Regulated Subsidiaries

     During the nine months ended September 30, 2003 and 2002, Oxford received dividends of approximately $205 million and $190 million, respectively, from its regulated subsidiaries. These dividends required the approval of one or more of the applicable state insurance or health departments.

(7) Comprehensive Income

     The following table summarizes comprehensive income adjustments for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Investment Securities:
Net unrealized (loss) gain on available-for-sale securities	$(10,608)	$37,883	$9,992	$56,086
Income tax benefit (expense) on above	4,190	(15,781)	(3,947)	(23,287)
Reclassification adjustments for gains recognized in income	(3,342)	(7,560)	(26,627)	(14,081)
Income tax expense on above	1,320	3,081	10,518	5,787

	(8,440)	17,623	(10,064)	24,505

Cash Flow Hedges:
Holding gain (loss) related to swap transactions, net of tax expense (benefit) of $312 and ($271), respectively	479	—	(414)	—

Net (loss) gain recognized in other comprehensive income	$(7,961)	$17,623	$(10,478)	$24,505

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

     Subject to the terms of the Excess Insurance policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company was required to pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers had fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company was required to pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers had fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage resulted in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement to recover at least $41.3 million under the terms of the Excess Insurance policies. During the third quarter of 2003, the Company agreed with certain of the excess insurance carriers to settle approximately $17.9 million of its claims for a total of approximately $14.3 million which was reflected in income for the third quarter ended September 30, 2003. The Company has a remaining claim of approximately $23.4 million against one excess insurance carrier. The Company intends to vigorously pursue recovery of this outstanding amount. The Company has not recorded any additional recoveries at September 30, 2003 related to a potential favorable outcome of this litigation.

     On September 7, 2000, the Connecticut Attorney General filed suit against four Health Maintenance Organizations (“HMOs”), including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who were enrolled in plans governed by the Employee Retirement Income Security Act (“ERISA”). The suit alleged that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit sought preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claimed violations of ERISA, were nearly identical to that filed by the Connecticut Attorney General. The complaint demanded the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and Racketering Influenced and Corrupt Organizations (“RICO”) cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding (the “Subscriber Track”). The Company reached agreement to settle the Patel action by paying the individual plaintiffs a total of $12,500, which case has now been dismissed. By Orders dated September 18, 2003, Judge Moreno granted the motion of Oxford and other defendants to dismiss the Connecticut Attorney General action and ruled that the Subscriber Track in this MDL was closed in light of the dismissal of all cases in that track.

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

     On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association (the “AAA”). The arbitration is proceeding, although Oxford has recently filed motion papers seeking to dismiss all but one of the claims in this case.

     On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey chancery court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserted several claims, including violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint sought a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By Order dated September 22, 2003, the Court granted Oxford’s motion to dismiss the complaint in its entirety for lack of standing and for failure to state an actionable claim.

     On or about September 22, 2003, the Company and Triad Healthcare, Inc. (“Triad”) were sued in federal court in the Southern District of New York in a purported class action on behalf of all Oxford members who are or were Oxford policy holders with coverage for chiropractic care. The suit alleges that Oxford and Triad, which Oxford has engaged to assist in managing chiropractic services, have breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) the use of inappropriate and cost-based criteria as the basis for denials; (ii) providing financial incentives to Triad to deny care; (iii) failing to disclose such financial incentives and misrepresenting that chiropractic coverage would be based on medical necessity; and (iv) intentionally delaying the payment of claims. The complaint demands the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief and attorney’s fees.

     Although the outcome of these ERISA actions and the provider actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

     On or about October 4, 2001, the Company was sued in New Jersey state court in a purported class action on behalf of all of the Company’s members in New Jersey between 1993 and the present who were injured by the actions of third parties and with respect to whom the Company recovered reimbursement for medical expenses pursuant to the subrogation provision in the Company’s member certificates. The Complaint alleged that any subrogation payments collected by the Company were in violation of New Jersey law and insurance regulations, and sought monetary damages and injunctive relief. The Company removed the case to federal court, where it was consolidated with other, similar complaints against other HMOs. By Order dated March 5, 2003, the Court denied the joint motion by Oxford and the other defendants to dismiss the complaint. The Court also denied the Company’s separate motion to dismiss based on lack of standing, but indicated that it would grant such a motion on summary judgment if Oxford provided evidence that it would never seek to collect on a subrogation lien against the only named plaintiff identified as an Oxford member. By Opinion and Order dated August 7, 2003, the Court granted the Company’s subsequent summary judgment motion and dismissed the complaint.

     On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the 1998 Agreement in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005, as defined (the “Termination Payments”), which payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability of approximately $11.2 million for the Termination Payments, which are payable over time, and estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. The Company believes that ESI’s claims are without merit and that the Company has substantial defenses in this matter. Unpaid Termination Payments totaling approximately $6.8 million are included in medical costs payable at September 30, 2003.

     The Company has been notified by two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. The insurers have commenced arbitrations seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $3 million as of September 30, 2003, included in other receivables, representing the premium paid for 2003 coverage.

     On May 28, 2003, the Company filed with the United States Patent and Trademark Office, a Notice of Opposition to an application by Oxford Life Insurance Company (“OLIC”), headquartered in Phoenix, Arizona, for registration of a federal service mark “www.Oxfordlife.com”. OLIC also is seeking registration of the mark “Oxford Life Insurance Company”. The Company currently has numerous federal trademark and service mark registrations that include “Oxford” and “Oxford Health Plans”. On July 28, 2003, OLIC filed an answer to the Company’s Notice of Opposition and filed a counterclaim for cancellation of all marks registered by the Company that include the word “Oxford”. Also, on July 31, 2003, OLIC filed suit in the Federal District Court for the District of Arizona seeking to cancel the Company’s federal trademark and service mark registrations that include the word “Oxford”, seeking preliminary and permanent injunctions against the Company from continuing to use trademarks and service marks that include the word “Oxford” and seeking damages against the Company. The Company intends to vigorously oppose the registration of “Oxford” by OLIC, and to vigorously contest the efforts of OLIC to cancel the Company’s “Oxford” based trademarks and service marks. The Company believes its rights to the mark “Oxford” in its primary market areas in the states of New York, New Jersey and Connecticut are superior to the claims of OLIC. The Company also believes that the likelihood of OLIC recovering damages against the Company or enjoining use by the Company of its “Oxford” based marks in the Company’s primary market area is remote.

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

(9)	Stock Option Plans

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the nine months ended September 30, 2003 and 2002.

		Nine Months Ended
		September 30,

(In thousands, except per share amounts)		2003	2002

Net earnings, as reported		$256,401	$148,124
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(8,801)	(11,989)

Pro forma net earnings		$247,600	$136,135

Basic earnings per share	As reported	$3.09	$1.69
	Pro forma	$2.98	$1.55
Diluted earnings per share	As reported	$3.01	$1.62
	Pro forma	$2.91	$1.49

(10)	Derivative Financial Instruments

     In order to reduce the variability of cash flows with respect to interest payments on the New Term Loan, the Company entered into Swap Agreements during 2003 to manage its exposure to variable-rate debt. The Swap Agreements effectively convert a portion of the Company’s variable-rate debt to a fixed-rate basis. The Swap Agreements are classified as cash flow hedges and have terms of up to three years, maturing from May 2004 through May 2006. The Company records the Swap Agreements on its consolidated balance sheet as an offset to other noncurrent assets at their then fair value and adjusts the Swap Agreements to current market value through other comprehensive income. The Company anticipates that the Swap Agreements will continue to be effective, but it will recognize all or a portion of any unrealized gain or loss related to these contracts directly to income to the extent they are deemed to no longer be effective.

     The notional amount of the Swap Agreements was $250 million and the estimated unrealized loss on the Swap Agreements was approximately $0.7 million at September 30, 2003.

(11)	Pharmacy Benefit Manager Agreement

     In September 2001, the Company entered into a five-year agreement with Merck-Medco (now Medco Health Solutions, or “Medco”), effective beginning January 1, 2002, pursuant to which Medco and certain of its subsidiaries provide pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. If the Company terminates the pharmacy services agreement during each of the following years, the Company must pay the following amounts: 2003 — $7.5 million, 2004 — $5 million. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Medco under which the Company has furnished and will continue to furnish de-identified claim information and furnish strategic consultative and other services to Medco over a five-year period in return for a total payment of approximately $82.9 million. All such amounts are included in unearned revenue and are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002. The alliance agreement generally provides for a pro-rata refund over the term of the agreement of the $82.9 million received in 2001 upon termination of the pharmacy services agreement by the Company without cause or as a result of breach of such agreement by the Company. The unamortized balance was approximately $53.9 million at September 30, 2003.

(12)	Subsequent Events

     On October 28, 2003, the Company’s Board of Directors declared an initial quarterly cash dividend of $0.10 per share payable January 27, 2004 to shareholders of record on January 12, 2004. Additionally, on October 28, 2003, the Company’s Board of Directors authorized an additional $250 million in repurchase authority through December 31, 2004 under the existing share repurchase program.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of September 30, 2003, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
October 23, 2003,
except for Note 12, as to which
the date is October 28, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows membership by product:

	As of September 30,		Increase (Decrease)

	2003	2002	Amount	%

Membership:
POS, PPO and Other Plans	1,252,000	1,249,800	2,200	0.2%
HMOs	191,500	229,000	(37,500)	(16.4)%

Total Fully Insured Commercial	1,443,500	1,478,800	(35,300)	(2.4)%
Medicare	71,000	69,600	1,400	2.0%
Self-Funded	39,800	62,700	(22,900)	(36.5)%

Total Membership	1,554,300	1,611,100	(56,800)	(3.5)%

The following tables provide certain selected membership and revenue information:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Selected Information:
Medical loss ratio	78.3%	76.1%	79.6%	79.0%
Administrative loss ratio (excluding litigation settlement/recovery)	10.7%	10.9%	10.8%	11.6%
Per member per month premium revenue	$294.95	$267.49	$289.31	$263.03
Per member per month medical expense	$230.87	$203.47	$230.41	$207.85
Fully insured member months (000’s)	4,562.8	4,641.9	13,783.3	13,642.7

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(Dollars in thousands)	2003	2002	2003	2002

Operating Revenue:
POS, PPO and Other Plans	$1,040,757	$945,995	$3,075,358	$2,721,173
HMOs	145,265	148,424	439,630	429,438

Total Fully Insured Commercial	1,186,022	1,094,419	3,514,988	3,150,611
Medicare	159,791	147,253	472,615	437,798
Self-Funded	3,261	4,692	9,373	13,176

Total Operating Revenue	$1,349,074	$1,246,364	$3,996,976	$3,601,585

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

     During the nine months ended September 30, 2003, the Company recorded a net charge of $30.7 million, or $0.22 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. Included in the net charge is the recovery of approximately $14.3 million, or $0.10 per diluted share, received during the third quarter of 2003 of a claim against certain excess insurance carriers who provided insurance for the securities class action lawsuits. The nine-month period ended September 30, 2002 includes a charge of $151.3 million, or $0.97 per diluted share, related to the securities class action lawsuits. In addition, the 2002 period includes a reduction in estimated liabilities for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans and reductions in estimates of prior period medical cost reserves of approximately $29.8 million, or a total of $0.33 per diluted share. Also included in pretax earnings for the first nine months of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and the other than temporary impairment charge related to the Company’s prior investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share.

     On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, a Connecticut managed health care organization, for cash of approximately $17.3 million.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR expense based on a number of factors, including prior claims experience. The increase in medical costs payable from December 31, 2002 to September 30, 2003, primarily reflects per member per month increases in medical costs, including health care cost inflation, and improved working capital management of claims. See “Cautionary Statement Regarding Forward-Looking Statements”.

     Three months ended September 30, 2003 compared with three months ended September 30, 2002

     Total revenues for the quarter ended September 30, 2003 were $1.37 billion, up 7.6% from $1.27 billion during the same period in the prior year. Net earnings for the third quarter of 2003 totaled $111 million, or $1.31 per diluted share, compared with net earnings of $23.8 million, or $0.26 per diluted share, for the third quarter of 2002. During the three months ended September 30, 2003, the Company settled a claim against certain excess insurance carriers related to securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock and received a payment of approximately $14.3 million, or $0.10 per diluted share. For the three months ended September 30, 2002, the Company recorded a charge of $151.3 million, or $0.98 per diluted share, related to the securities class action lawsuits. In addition, pretax earnings for the third quarter of 2002 include a reduction in estimated liabilities for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans, and approximately $9.5 million of changes in estimates of prior period medical cost reserves, or a total of $0.20 per diluted share.

     Membership in the Company’s fully insured commercial health care programs as of September 30, 2003, excluding the effect of MedSpan, decreased by approximately 10,900 members from the level of such membership as of September 30, 2002, and decreased by approximately 15,000 members since year-end 2002. The Company believes that the decline from the September 2002 level is primarily attributable to economic conditions and competitive pressures within the Company’s market regions. Fully insured commercial membership retained from the acquisition of MedSpan was approximately 12,000 at September 30, 2003, a decrease of approximately 24,400 from September 30, 2002. The acquired MedSpan membership was reduced primarily as a result of the Company’s correction for prior inadequate premium pricing for certain MedSpan accounts upon their annual renewal.

     Membership in Medicare programs increased by approximately 1,400 members compared with September 30, 2002, and by approximately 900 members since year-end 2002. The Company believes that average per member Medicare reimbursement has increased due to the change in the Company’s county-specific mix of business, among other things.

     The Company believes that future Medicare premiums will not keep up with health care cost increases. For example, reimbursement rates for the Company’s 2003 Medicare business are expected to be approximately two percent higher than in 2002 on a demographic and county-specific basis due to minimum mandated increases by the Center for Medicare and Medicaid Services (“CMS”). Given current public policy and the fact that Medicare premiums are not forecasted to keep up with the cost of health care, it is possible that the Company may decrease its Medicare membership by, among other things, reducing benefits and exiting additional counties.

     Total commercial premiums earned for the three months ended September 30, 2003 increased 8.4% to $1.19 billion, compared with $1.09 billion in the same period in the prior year. The increase in premiums earned over the third quarter of 2002 is attributable to a 10.5% increase in commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix) partially offset by a 1.9% decrease in member months in the Company’s commercial health care programs. Management believes that commercial premium yields for the full year 2003 will be approximately 10 to 11% higher than in the full year 2002, including the estimated effects of reductions in benefit coverage and changes in product mix.

     Premiums earned from Medicare programs increased 8.5% to $159.8 million in the third quarter of 2003, compared with $147.3 million in the third quarter of 2002. The revenue increase was the result of a 2.2% member month increase in Medicare programs when compared with the prior year third quarter and increases in average premium yields of Medicare programs of 6.2% due to CMS rate increases of approximately 2% and changes in the county mix of Medicare membership.

     Investment and other income decreased to approximately $22.6 million for the three months ended September 30, 2003, compared with $28 million for the same period last year. The decrease was due to a decline in realized gains of approximately $5.1 million ($3.6 million in the third quarter of 2003 compared with approximately $8.7 million in the third quarter of 2002). Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3.5% compared with 4.4% in the prior year quarter.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 78.3% for the third quarter of 2003 compared with 76.1% for the third quarter of 2002. The reported medical loss ratio for the third quarter of 2003 reflects a 13.5% net increase in total per member per month medical costs (13.4% based on reported commercial medical costs), partially offset by a 10.3% total increase in average overall premium yield. Commercial per member per month medical costs increased approximately 9.5% compared with the 2002 third quarter after adjusting the reported per member per month commercial medical cost increase of 13.4% for cumulative net favorable development of prior period medical reserve estimate changes of approximately $1.3 million and $31.3 million for the three month periods ended September 30, 2003 and 2002, respectively. The prior year quarter included a total of $31.5 million of favorable medical reserve estimate changes, including $22 million related to the New York Market Stabilization Pools, while the three months ended September 30, 2003 included total net favorable development of prior period medical cost estimates of approximately $2.7 million. For the three months ended September 30, 2003 and 2002, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $14.2 million and $14.8 million, respectively, for Graduate Medical Education (“GME”) and $13.6 million and $14.9 million, respectively, for Bad Debt and Charity Care (“BDCC”). The Company believes it has made adequate provision for incurred medical costs as of September 30, 2003. Changes to estimates of incurred medical costs are recorded in the period they arise.

     Marketing, general and administrative expenses totaled approximately $143.8 million in the third quarter of 2003, compared with $135.5 million in the third quarter of 2002, excluding the $14.3 million insurance recovery in the 2003 third quarter and the $151.3 million net litigation charge in the 2002 third quarter. The change was primarily the result of an increase in broker commissions and premium taxes, resulting from changes in business mix and higher premium revenue. Broker commissions and premium taxes accounted for approximately $48.1 million, or 33.5%, of total administrative expenses in the third quarter of 2003 compared with $43 million, or 31.7%, of administrative expenses in the 2002 third quarter. The increase in these items as a percentage of overall administrative expenses is primarily the result of changes in product mix between the two periods and increased assessments resulting from the adoption of the 2003-2004 New York State budget. Administrative expense as a percent of operating revenue (the

“administrative loss ratio” or “ALR”) was 10.7% during the third quarter of 2003, compared with 10.9% during the third quarter of 2002, excluding the insurance recovery and net litigation charge.

     Interest expense increased by $2.6 million to $5.3 million in the third quarter of 2003, compared with $2.7 million in the third quarter of 2002. On April 25, 2003, the Company entered into New Credit Facilities consisting of a 6-year $400 million New Term Loan and a 5-year $50 million Revolver. The increase in interest expense is related to borrowings under the New Term Loan. The New Term Loan had an initial interest rate of LIBOR plus 275 basis points and has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year. In connection with the New Term Loan, the Company entered into Swap Agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have terms of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective interest rate on the New Term Loan, including the effect of the interest rate swap, was approximately 4.35% for the three months ended September 30, 2003. The effective interest rate for the three months ended September 30, 2002 was approximately 5.2%.

     The Company recorded income tax expense of $72.5 million for the third quarter of 2003, compared with an income tax expense of $16.6 million (or an effective rate of 41.1%) for the third quarter of 2002. The Company lowered its estimated effective tax rate for 2003 to 39.5% in the second quarter of 2003 from 40% based on the composition of its business in various state taxing jurisdictions, including changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. In connection with the reduction in the effective tax rate, the Company adjusted its deferred tax assets to reflect the lower tax rate, resulting in additional tax expense of approximately $1.2 million during the second quarter of 2003. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At September 30, 2003, the Company had deferred tax assets of approximately $47.4 million (net of valuation allowances of approximately $3.1 million), including $6 million attributable to the acquisition of MedSpan in the second quarter of 2002. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at September 30, 2003.

     Nine months ended September 30, 2003 compared with nine months ended September 30, 2002

     Total revenues for the nine months ended September 30, 2003 were $4.08 billion, up 11.3% from $3.66 billion during the same period in the prior year. Net earnings for the first nine months of 2003 totaled $256.4 million, or $3.01 per diluted share, compared with net earnings of $148.1 million, or $1.62 per diluted share, for the first nine months of 2002. During the nine months ended September 30, 2003, the Company recorded a pretax charge of $30.7 million, or $0.22 per diluted share, net of insurance recoveries, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. The nine-month period ended September 30, 2002 includes a charge of $151.3 million, or $0.97 per diluted share, related to the securities class action lawsuits. In addition, the 2002 period includes a reduction in estimated liabilities for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans and changes in estimates of prior period medical cost reserves of approximately $29.8 million, or a total of $0.33 per diluted share. The nine-month period ended September 30, 2003 includes net favorable development of prior period medical cost estimates of approximately $14.2 million, or $0.10 per diluted share. Also included in pretax earnings for the first nine months of 2002 were charges related to the conclusion of the Company’s outsource arrangement with CSC and the other than temporary impairment charge related to the Company’s prior investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share.

     Total commercial premiums earned for the nine months ended September 30, 2003 increased 11.6% to $3.51 billion compared with $3.15 billion in the same period in the prior year. The year-over-year increase in premiums earned is attributable to a 10.6% increase in commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix) and a 0.9% increase in commercial member months compared with the first nine months of 2002.

     Premiums earned from Medicare programs increased 8% to $472.6 million in the first nine months of 2003 from $437.8 million in the first nine months of 2002. The revenue increase was the result of a 3.8% member month increase in Medicare programs when compared with the corresponding prior year period and increases in average premium yields of Medicare programs of 4% due to CMS rate increases and the county mix of Medicare membership.

     Investment and other income increased 27.7% to $80.7 million for the first nine months of 2003 compared with $63.2 million in the corresponding 2002 period. The increase was partially due to an increase in realized gains of approximately $11.7 million. In addition, during the second quarter of 2002, the Company recorded an other than temporary impairment charge related to its prior investment in MedUnite of $11 million. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3.5% in the first nine months of 2003 compared with 4.71% in the prior year period.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio”) was 79.6% for the first nine months of 2003 compared with 79.0% for the corresponding 2002 period. The medical loss ratio for the first nine months of 2003 reflects a 10% increase in premium yield offset by a 10.9% increase in total per member per month medical costs (10.8% based on reported commercial medical costs) when compared to the prior year period. Commercial per member per month medical costs increased by approximately 9.5% compared with the 2002 nine-month period after adjusting the reported per member per month commercial medical cost increase of 10.8% for cumulative net favorable development of prior period medical reserve estimate changes of approximately $14.8 million and $43.9 million for the nine month periods ended September 30, 2003 and 2002, respectively. Included in health care services expense for the nine months ended September 30, 2003 are total favorable development of prior period medical cost estimates of approximately $14.2 million, resulting primarily from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, higher than assumed for prior years. Included in health care services expense for the nine months ended September 30, 2002 are a reduction to estimated reserves for New York State Market Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and total net favorable development of prior period medical cost estimates of approximately $29.8 million. For the nine months ended September 30, 2003 and 2002, pursuant to HCRA, the Company expensed $43.4 million and $42.7 million, respectively, for GME and $40.4 million and $39.2 million, respectively, for BDCC. The Company believes it has made adequate provision for incurred medical costs as of September 30, 2003. Changes to estimates of incurred medical costs are recorded in the period they arise.

     Marketing, general and administrative expenses totaled $430.7 million in the first nine months of 2003, excluding the $30.7 million net litigation charge, compared with $417.7 million in the first nine months of 2002, excluding the $151.3 million net litigation charge. For the nine months ended September 30, 2003, the Company experienced increased broker commissions and premium taxes, as a result of higher premium revenue, and increased payroll, benefit and corporate insurance costs. Broker commissions and premiums taxes accounted for approximately $141.3 million, or 32.8% of total administrative expenses in the first nine months of 2003, compared with $120.6 million, or 28.9% of administrative expenses in 2002. Included in administrative expenses for the nine months ended September 30, 2002 are termination fees and non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million. Administrative expense as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 10.8% during the nine months ended September 30, 2003, excluding the $30.7 million net litigation charge, compared with 11.6% during the nine months ended September 30, 2002, including the CSC charge and excluding the $151.3 million net litigation charge.

     Interest expense increased $6.1 million to $14.7 million in the first nine months of 2003 compared with $8.7 million in the corresponding prior year period. The increase in interest expense related to increased borrowings under the New Term Loan and, in connection with the refinancing, the write off of approximately $3.4 million of unamortized costs associated with the former Term Loan. The Company’s weighted average interest rate for the nine months ended September 30, 2003 was 4.18%, compared with 5.53% in the corresponding prior year period.

     The Company recorded income tax expense of $169.3 million for the first nine months of 2003, compared with $103.3 million, or a 41.1% effective tax rate, for the 2002 period. The Company lowered its estimated effective tax rate for 2003 to 39.5% in the second quarter of 2003 from 40% based on the composition of its business in various state taxing jurisdictions, including changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. In connection with the reduction in the effective tax rate, the Company adjusted its deferred tax assets to reflect the lower tax rate, resulting in additional tax expense of approximately $1.2 million during the second quarter of 2003.

Liquidity and Capital Resources

     As of September 30, 2003, the Company had approximately $1.7 billion in current cash and marketable securities, including approximately $325 million at the parent company. For the nine months ended September 30, 2003, Oxford received dividends of $205 million from its New York and Connecticut HMO subsidiaries. Cash provided by operations during the first nine months of 2003 was approximately $119.6 million compared with approximately $257.6 million for the first nine months of 2002. The change in cash flow between the two periods was the result of the net payment of approximately $198 million related to the settlement of the 1997 securities class action litigation and the timing of estimated income tax payments. Partially offsetting these declines in operating cash flows were higher levels of net income and higher levels of medical costs payable.

     Capital expenditures for the first nine months of 2003 totaled approximately $12.6 million, principally for computer equipment and software. In March 2002, the Company acquired all of the outstanding common stock of MedSpan for cash of approximately $17.3 million. As a result of the acquisition, the Company has expanded its Connecticut network and reduced combined administrative costs through economies of scale.

     Cash provided by financing activities totaled $150.7 million during the first nine months of 2003, compared with cash used by financing activities of approximately $135.9 million in the first nine months of 2002. During the first nine months of 2003, the Company received the proceeds from the New Term Loan of $400 million and received proceeds from option exercises of approximately $15.1 million. Partially offsetting these amounts were repurchases of 3.6 million shares under the Company’s share repurchase program, at a cost of $123.4 million, and the repayment of the former Term Loan. The Company anticipates the continuation of its share repurchase program, subject to market conditions. In connection with the refinancing, the Company incurred costs related to the New Credit Facilities of approximately $8.6 million. On October 28, 2003, the Company’s Board of Directors authorized an additional $250 million in repurchase authority through December 31, 2004 under the existing share repurchase program. Additionally, on October 28, 2003, the Company’s Board of Directors declared an initial quarterly cash dividend of $0.10 per share payable January 27, 2004 to shareholders of record on January 12, 2004. The Company will fund the dividend and the expansion of the share repurchase program from its free cash flow.

     As of September 30, 2003, cash and investments aggregating approximately $59.7 million have been segregated in the consolidated balance sheet as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At September 30, 2003, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $612.7 million, or approximately $399.8 million in excess of current regulatory requirements. The Company currently manages its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk-Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At September 30, 2003, the Company’s total statutory surplus was approximately 221% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including principal debt service and other financing costs. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries. For the nine months ended September 30, 2003, Oxford received dividends of $205 million from its New York and Connecticut HMO subsidiaries. For the nine months ended September 30, 2002, dividends of approximately $190 million were received by Oxford from its regulated subsidiaries. There can be no assurance that the various state regulators will grant approval for the subsidiaries to pay future dividends. The Company contributed $24 million to MedSpan in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

     The Company’s medical costs payable were $666.4 million as of September 30, 2003, compared with $618.6 million as of December 31, 2002. The increase primarily reflects per member per month increases in medical costs and increased estimates of incurred claims. The Company estimates the amount of its IBNR reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is typically a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, if any, are recorded in the period they arise. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

     The liability for medical costs payable is also affected by delegation, capitation, risk transfer, insurance and reinsurance arrangements, including, without limitation, arrangements related to certain diagnostic testing, disease management and ancillary services, agreements with physician and other health care groups, payment methodologies and the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and experience of risk-sharing providers (who may be entitled to credits from the Company for favorable experience or subject to deductions for accrued deficits) and potential claims under reinsurance agreements. From time to time, the Company may explore other delegation, capitation, risk-transfer, insurance and reinsurance arrangements with providers and other organizations.

     The Company has been notified by two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. The insurers have commenced arbitrations seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $3 million as of September 30, 2003, included in other receivables, representing the premium paid for 2003 coverage.

     In July 2003, the Company agreed with the vendor of disease management services for the Company’s members with congestive heart failure (“CHF”) to terminate an existing performance based agreement for CHF disease management services, effective August 31, 2003. The CHF vendor agreed to continue to render services at least until December 31, 2003. The CHF agreement provided for monitoring of the Company’s high-risk CHF members through electronic equipment in their homes, coordination of care and member education. Pursuant to the CHF agreement, the CHF vendor was required to refund administrative fees and pay additional amounts if predetermined health care cost savings for the Company’s CHF members were not achieved. As part of the termination of the agreement, the CHF vendor refunded to the Company $14 million in administrative fees. Since the inception of the agreement, in anticipation of the return of these fees, the Company had recorded such amounts in other receivables. In October 2003, the Company entered into a new five-year performance based agreement with this vendor for the Company’s members with CHF, coronary artery disease (“CAD”) or diabetes. Pursuant to the new agreement, the vendor will seek to enroll the highest medical risk members of the Company with CHF, CAD or diabetes, into the voluntary care enhancement program, which will seek to engage members to take a more active role in managing their health by providing education to members and by coordinating care between such members and their physicians. The Company will continue to support its other members with CHF, CAD or diabetes through its internal disease management initiatives. The vendor will be paid a fixed administrative fee for the program, as well as a potential share in certain medical cost savings attributable to the Company’s members with CHF, CAD or diabetes, subject to a contractual maximum.

     The Company has risk-sharing agreements with two hospitals and a physician group covering approximately 22,700 and 22,600 Medicare members at September 30, 2003 and 2002, respectively. Premium revenue for the Medicare members covered under these agreements totaled approximately $151.6 million and $141.6 million for the nine months ended September 30, 2003 and 2002, respectively.

     The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pool”) for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets are required to make payments to the New York Stabilization Pool, and other insurers receive payments from the New York Stabilization Pool. For the years 1998 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions was used to determine payments to and payments from the other pool. For the years subsequent to 1998, a single pool operates based on the experience of each insurer with respect to specified medical conditions. HCRA, which governs, among other things, the Stop Loss Pools, expires on June 30, 2005 unless reauthorized by the New York State legislature. At September 30, 2003, the Company has established liabilities of approximately $5.3 million, $15.3 million and $5.9 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.8 million and $8.7 million related to the 2001 and 2003 pool years, respectively, from the New York Stabilization Pools.

     The Company has also established receivables at September 30, 2003 of approximately $9.7 million and $8.7 million related to the 2002 and 2003 pool years, respectively, related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pool, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the New York Mandated Plans and for the Healthy New York Plan. The NYSID has promulgated regulations that, in addition to requiring HMOs to also offer a Healthy New York product without drug benefits, change the Healthy New York program’s stop loss reinsurance, among other things. Effective January 1, 2003, 90% of paid claims between $5,000 and $75,000, on an annual basis, will be eligible for reimbursement rather than between $30,000 and $100,000, as originally implemented. In January 2003, the Company received a distribution from the Stop Loss Pools of approximately $11.1 million, which was principally included in income for the year ended December 31, 2001.

     While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2003 Pool years may differ, perhaps materially, from amounts that will ultimately be paid to or received from the Pools based on final reconciliations. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pool may seek to challenge the legality of the NYSID’s regulations related to this pool or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pool. There can be no assurance that the Company will receive additional funds in the future related to the Pools. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets.

     On April 25, 2003, the Company entered into the New Credit Facilities. Net proceeds of the New Term Loan were used to fund the settlement of the Company’s 1997 securities class action litigation and to refinance existing debt and will be used for general corporate purposes. Borrowings under the New

Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases and dividends, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments (totaling $4 million at September 30, 2003) under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases and dividends. As of September 30, 2003, the parent company had cash and investments in excess of these requirements of approximately $246 million. Principal payments and interest expense under the New Term Loan are expected to approximate $1 million and $4.1 million, respectively, for the remainder of 2003. In connection with the repayment of the former Term Loan, in April 2003, the Company wrote off approximately $3.4 million of unamortized debt costs as a component of interest and other financing costs.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have terms of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective annual interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 4.34%.

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

     On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement: (i) plaintiffs settled the class’ claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice. In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses. In April 2003, the Company filed suit against certain excess insurance carriers on an excess insurance policy covering the securities class action seeking to recover approximately $41.3 million. During the third quarter of 2003, the Company agreed with certain of the excess insurance carriers to settle approximately $17.9 million of its claims for a total of approximately $14.3 million which was reflected in income for the quarter ended September 30, 2003. The Company has a remaining claim of approximately $23.4 million against one excess insurance carrier. The Company intends to vigorously pursue recovery of this outstanding amount.

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

     The critical accounting policies described below are those that the Company believes are important to the portrayal of the Company’s financial condition and results, and which require management to make subjective and/or complex judgments. Critical accounting policies cover matters that are inherently uncertain because the future resolution of such matters is unknown. The Company believes that its critical accounting policies include revenue recognition (including the estimation of bad debt and retroactivity reserves), medical costs payable (including reserves for incurred but not reported or paid claims and estimated receivables from or payables to certain state regulated risk allocation pools), the carrying value of investments and accounting for contingent liabilities.

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

     At September 30, 2003, the Company maintained reserves for billing adjustments and doubtful accounts of approximately $11.9 million compared with $13.5 million at December 31, 2002 and $14.7 million at September 30, 2002.

Medical costs payable

     The Company contracts with various health care providers for the provision of covered medical care services to its members and primarily compensates those providers on a fee-for-service basis and makes other payments pursuant to certain risk-sharing arrangements. The Company also bears the risk of health care expenses for covered services provided by non-contracted providers to members. Costs of health care and medical costs payable for health care services provided to members are estimated by management based on evaluations of providers’ claims submitted and provisions for IBNR. The Company’s liability for medical costs payable is also affected by delegation, capitation, risk transfer, insurance and reinsurance arrangements, including, without limitation, certain diagnostic testing, disease management and ancillary services, physician and other health care groups, payment methodologies and arrangements relating to the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain members and the experience of risk-sharing providers (who may be entitled to credits from Oxford for favorable experience or subject to deductions for accrued deficits) as well as the impact of incentive arrangements and reserves for estimated settlements. Levels of unpaid claims may also vary based in part on working capital management.

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

     Medical costs payable also reflects payments required by or anticipated benefits from certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools include the New York Market Stabilization Pool affecting small employer group and individual products, the New York Stop Loss Pools, the Connecticut Small Employer Reinsurance Pool and New Jersey assessments related to the individual product market. Certain of the risk allocation pools have been, and in the future may be, amended in ways favorable or unfavorable to the Company and may be the target of legal challenges by insurers or other parties. HCRA, which governs, among other things, the Stop Loss Pools, expires on June 30, 2005 unless reauthorized by the New York State legislature.

     The financial impact to the Company of the New York Market Stabilization Pool is a function of how the Company compares to the entire market relative to the factors defined in the regulations which have, and will, periodically change. The Company considers a range of possible outcomes and establishes its liability to or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. Key data considered in developing the Company’s range of outcomes includes the small group and individual enrollment of its competitors by product type and the risk profile of the Company’s membership by product. The range of outcomes also takes into account the likely differences between the risk profile of small group HMO and small group POS and PPO membership. Management believes these differences in risk profiles may ultimately be the key determinant of results. Final results for any given year cannot be known with certainty until data submissions by all HMOs and insurers have been audited by the state or its designee and amounts have been collected from each participant in the pools. Accordingly, it is not possible to precisely forecast this outcome in advance of actual results. Management believes that, considering the major factors that affect the outcome of the pooling mechanism as described above and the Company’s specific demographics during the applicable periods, results for each year may vary from the Company having a $15 million liability to the pools to having a receivable from the pools of up to approximately $30 million. Final results related to the New York Market Stabilization Pools for the periods 1999 to 2003 may differ significantly from current estimates. At September 30, 2003, the Company has established liabilities of approximately $5.3 million, $15.3 million and $5.9 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.8 million and $8.7 million related to the 2001 and 2003 pool years, respectively, from the New York Stabilization Pools. The Company has also established receivables of approximately $9.7 million and $8.7 million related to the 2002 and 2003 pool years, respectively, at September 30, 2003, for the New York Stop Loss Pools. The current net receivable established as of September 30, 2003, related to the pool years 1999 through 2003, represents management’s best estimate in light of the limited current information available.

     While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2003 Pool years may differ, perhaps materially, from amounts that will ultimately be paid to or received from the Pools based on final reconciliations. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pool may seek to challenge the legality of the NYSID’s regulations related to this pool or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pool. There can be no assurance that the Company will receive additional funds in the future related to the Pools. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets.

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

     Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of September 30, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s September 30, 2003 estimates of medical costs payable and actual costs payable, net earnings for the nine months ended September 30, 2003, would increase or decrease by approximately $4.0 million and diluted earnings per share would increase or decrease by approximately $0.05 per share.

     The following table shows the components of the change in medical costs payable for the nine months ended September 30, 2003 and 2002 (in millions, unaudited):

		Amounts Relating to Claims
		Incurred During

Nine Months Ended September 30, 2003	Total	2003	2002 and Prior

Balance as of December 31, 2002	$618.6	$—	$618.6
Components of health care services expense:
Estimated costs incurred	3,190.0	3,190.0	—
Estimate changes	(14.2)	—	(14.2)

Health care services expense	3,175.8	3,190.0	(14.2)
Payments for health care services	(3,128.0)	(2,592.1)	(535.9)

Balance as of September 30, 2003	$666.4	$597.9	$68.5

		Amounts Relating to Claims
		Incurred During

Nine Months Ended September 30, 2002	Total	2002	2001 and Prior

Balance as of December 31, 2001	$595.1	$—	$595.1
Medical payables acquired	25.7	—	25.7
Components of health care services expense:
Estimated costs incurred	2,887.5	2,887.5	—
Estimate changes	(51.8)	—	(51.8)

Health care services expense	2,835.7	2,887.5	(51.8)
Payments for health care services	(2,807.6)	(2,320.7)	(486.9)

Balance as of September 30, 2002	$648.9	$566.8	$82.1

     The components of medical costs payable were as follows at September 30, 2003 and 2002 and December 31, 2002 (in millions, unaudited):

		Amounts Relating to Claims
		Incurred During

As of September 30, 2003	Total	2003	2002 and Prior

IBNR and medical claims reserves	$615.9	$578.8	$37.1
Pharmacy PBM payable	25.9	25.9	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	7.5	(6.8)	14.3
Other reserves	17.1	—	17.1

Medical Costs Payable Balance	$666.4	$597.9	$68.5

		Amounts Relating to Claims
		Incurred During

As of September 30, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$575.9	$527.7	$48.2
Pharmacy PBM payable	24.2	24.2	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	21.5	14.9	6.6
Other reserves	27.3	—	27.3

Medical Costs Payable Balance	$648.9	$566.8	$82.1

		Amounts Relating to Claims
		Incurred During

As of December 31, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$555.7	$521.8	$33.9
Pharmacy PBM payable	26.7	26.7	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	13.9	8.5	5.4
Other reserves	22.3	—	22.3

Medical Costs Payable Balance	$618.6	$557.0	$61.6

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

Market Risk Disclosures

     The Company’s consolidated balance sheet as of September 30, 2003 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, municipal securities, mortgage-backed and asset-backed securities and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a credit rating of A or higher at purchase, and maintains an average rating of AA+ on the overall portfolio.

     In order to determine the sensitivity of the Company’s investment portfolio to changes in market risk, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of September 30, 2003 by approximately $52 million and $103.4 million, respectively (compared with $43.3 million and $89.4 million as of September 30, 2002, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of September 30, 2003 by approximately $49.4 million and $97.1 million, respectively (compared with $43.9 million and $89.4 million as of September 30, 2002, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, future membership levels, future development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider networks, future provider utilization rates, future medical loss ratio levels, future recoveries from state regulated risk allocation pools, future claims payment, service performance and other operations matters, future administrative loss ratio levels, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at September 30, 2003, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of disease management programs, future impact of delegation, capitation, risk-transfer and other cost-containment agreements with health care providers and related organizations of providers, including reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed Patient Bill of Rights (“PBOR”) legislation and the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

     The Company’s future results of operations depend, in part, on its ability to predict and manage health care costs (through, among other things, benefit design, utilization review and case management programs, analytic tools, delegation, capitation, risk-transfer, insurance, reinsurance and other arrangements with providers or groups of providers or other parties, including, without limitation, arrangements with vendors related to certain types of diagnostic testing, professional services and disease management and arrangements with hospitals and physician groups) while providing members with coverage for the health care benefits provided under their contracts. However, the Company’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in payment methodologies, changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, changes in hospital costs, nursing and drug shortages, changes in demographics and trends, expansion into new markets, changes in laws or regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of agreements with providers or groups of providers, termination of, or disputes under, delegation, capitation, risk-transfer, insurance, reinsurance and other arrangements with providers or groups of providers or insurance or reinsurance arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers or groups of providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, without limitation, higher out-of-network utilization. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors.

     The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix and product allocation amongst the health plans and carriers in a particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs have been, and continues to be, subject to change. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pool may seek to challenge the legality of the NYSID’s regulations related to this pool or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pool. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets. HCRA and the GME and BDCC assessments were re-authorized on July 1, 2003. The state of the economy has affected state budgets, which has resulted in the states attempting to defray costs through increased taxes, new taxes and increased assessments on the programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs.

     Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities or potential recoveries under or from them, are constantly subject to change.

     General economic conditions

     Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group sales and renewal prospects and its ability to collect or increase premiums. The state of the economy has also negatively impacted state budgets, including tax collections, which has resulted in states attempting to defray their various programs’ costs through increased taxes, new taxes, increased assessments and new assessments on employers, including the Company, as well as on insurers, HMOs and other health care payors for the specific programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs, or on services of health care providers. In New York, the State Legislature passed into law the New York State 2003-2004 budget that includes, among other things, a 75% increase in the premium tax on health insurers (offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 19% increase in the assessment for the New York State Insurance Department budget (to which the Company is required to contribute). The state of the economy has also caused reimbursements to providers from federal and state programs to be reduced and certain taxes and other expenses related to these programs to be increased for providers, which may cause the providers to pressure health care payors to increase their reimbursement rates or to renegotiate such rates. Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the New York State budget. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of the current economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

     Effects of terrorism

     There can be no assurance that the war on terrorism, the threat of future acts of terrorism or the related concerns of members or providers will not adversely affect the Company’s health care costs and its ability to predict and control such costs. Future acts of terrorism and bio-terrorism could adversely affect the Company through, among other things: (i) increased utilization of health care services including, without limitation, hospital and physician services, ancillary testing and procedures, vaccinations, such as the smallpox vaccine and potential associated side effects, prescriptions for drugs, mental health services and other services; (ii) loss of membership as the result of lay-offs or other reductions of employment; (iii) adverse effects on the financial condition or business of employers who sponsor health care coverage for their employees; (iv) disruption of the Company’s business or operations; or (v) disruption of the financial and insurance markets in general.

     The effect of higher administrative costs

     There can be no assurance that the Company will be able to maintain administrative costs at current levels. The increased administrative costs resulting from new laws or regulations, such as HIPAA or PBOR legislation, or similar state legislation or regulation, or changes in business mix could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

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

     State and federal government authorities are continually considering changes to laws and regulations applicable to the Company or to the interpretation of such laws or regulations. Any such changes could have a material adverse effect on the Company and its results of operations. Such state and federal government authorities are currently considering or have, in some cases, adopted regulations or interpretations thereof, relating to, among other things, mandatory benefits such as infertility treatment and products, early intervention services, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and chiropractic services, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, increases in minimum medical loss ratios, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. For example, Congress is also considering significant changes to Medicare, including a pharmacy benefit requirement and changes to the types of allowable private sector delivery models and payment of Medicare plans, as well as proposals relating to health care reform, including PBOR legislation, a comprehensive package of requirements on managed care plans. During the 107th Congress in 2001, the United States Senate and the House of Representatives passed separate versions of the PBOR. Although the Senate and House 2001 versions of the PBOR legislation had significant differences, both sought to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. Similar PBOR legislation has been introduced during the 108th Congress in 2003. In addition, on June 19, 2003, the United States House of Representatives passed legislation permitting small businesses to pool together as Association Health Plans (“AHPs”) to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages which would prevail over state and federal law applicable to most insurers and HMOs, including the Company. The United States Senate has not taken any action on the legislation. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation will, and the Federal PBOR legislation if enacted could, expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

     The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

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

     These state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under HCRA, including the requirement that payors pay an assessment toward GME and BDCC. HCRA and the GME and BDCC assessments were re-authorized on July 1, 2003. The state of the economy has negatively impacted state budgets, including tax collections, which has resulted in states attempting to defray various programs’ costs through increased taxes, new taxes, increased assessments and new assessments on employers, including the Company, as well as on insurers, HMOs and other health care payors for the specific programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs. In New York, the State Legislature passed into law the New York State 2003-2004 budget that includes, among other things, a 75% increase in the premium tax on health insurers (offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an approximate 5% increase in the GME assessment, and an approximate 19% increase in the assessment for the NYSID budget (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the provisions of the New York State budget. Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are constantly subject to change.

     Under the new HIPAA privacy rules, the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA could expose the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality became effective on April 14, 2003. The Company believes that it has met the requirements of HIPAA regarding privacy and confidentiality. Also as part of HIPAA, the U.S. Department of Health and Human Services has issued final rules standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, including the Company, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. The Company believes that it has met all HIPAA electronic transaction deadlines. The Company currently estimates its incremental costs for HIPAA compliance to be less than $5 million in 2003, but believes that it will incur additional costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

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

     Regulatory Audits and Reviews

     The Company is continually subject to review and audit by various state and federal authorities, including but not limited to, the NYSID, the New York Department of Health, the Attorney General offices of New York, New Jersey and Connecticut, the New Jersey Department of Banking and Insurance, the New Jersey Department of Health and Senior Services, the Connecticut Insurance Department, CMS, and the Connecticut and United States Department of Labor. From time to time, the Company has issues pending with, or has operating issues under review with and is the subject of periodic audits by, such regulatory agencies. While the Company believes its relations with such regulatory agencies are good, the outcome of any examinations, inquiries and reviews by such regulatory agencies cannot be predicted.

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

     Health care provider networks/Risk sharing arrangements

     The Company is subject to the risk of disruption in its health care provider networks. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. Many of the Company’s contracts with physicians can be terminated on 90 days notice. The Company’s contracts with hospitals that serve a significant portion of its business are generally subject to multiple year contracts, but some hospital contracts can be terminated on 90 days notice. The Company is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. These disputes could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing arrangements entered into by the Company could be adversely affected by difficulties encountered in the implementation or administration of such agreements, regulatory actions, contractual disputes, or the failure of the providers, insurers or reinsurers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers, or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas, could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

     Pending litigation and other proceedings against Oxford

     The Company is involved in certain legal proceedings, including, among others, those related to (i) a Connecticut action brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (ii) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (iii) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (iv) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, which case has been recently dismissed, (v) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vi) a purported federal class action grounded in ERISA claims brought on behalf of Oxford members who have coverage for chiropractic care, and (vii) claims for rescission or termination of two insurance agreements guaranteeing savings pursuant to a third-party management agreement for orthopedic services. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership levels and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

     Concentration of business/Competition

     The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 73% of its Tri-State commercial premium revenues received from New York business during the nine months ended September 30, 2003. In addition, the Company’s Medicare revenue represented approximately 12% of premiums earned during the nine months ended September 30, 2003. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Disclosures.”

Item 4. Controls and Procedures

     Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     In the fourth quarter of 1999, the Company purchased insurance policies providing additional coverage of, among other things, certain judgments and settlements, if any, incurred by the Company and individual defendants in certain pending lawsuits and investigations, including, among others, the securities class actions pending against the Company and certain of its former officers and directors and the pending stockholder derivative actions (the “Excess Insurance”). Subject to the terms of the policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company was required to pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers had fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company was required to pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers had fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage resulted in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement, to recover at least $41.3 million under the terms of the Excess Insurance policies. During the third quarter of 2003, the Company agreed with certain of the excess insurance carriers to settle approximately $17.9 million of its claims for a total of approximately $14.3 million which was reflected in income for the third quarter ended September 30, 2003. The Company has a remaining claim of approximately $23.4 million against one excess insurance carrier. The Company intends to vigorously pursue recovery of this outstanding amount. The Company has not recorded any additional recoveries at September 30, 2003 related to a potential favorable outcome of this litigation.

     On May 28, 2003, the Company filed with the United States Patent and Trademark Office, a Notice of Opposition to an application by Oxford Life Insurance Company (“OLIC”), headquartered in Phoenix, Arizona, for registration of a federal service mark “www.Oxfordlife.com”. OLIC also is seeking registration of the mark “Oxford Life Insurance Company”. The Company currently has numerous federal trademark and service mark registrations that include “Oxford” and “Oxford Health Plans”. On July 28, 2003, OLIC filed an answer to the Company’s Notice of Opposition and filed a counterclaim for cancellation of all marks registered by the Company that include the word “Oxford”. Also, on July 31, 2003, OLIC filed suit in the Federal District Court for the District of Arizona seeking to cancel the Company’s federal trademark and service mark registrations that include the word “Oxford”, seeking preliminary and permanent injunctions against the Company from continuing to use trademarks and service marks that include the word “Oxford” and seeking damages against the Company. The Company intends to vigorously oppose the registration of “Oxford” by OLIC, and to vigorously contest the efforts of OLIC to cancel the Company’s “Oxford” based trademarks and service marks. The Company believes its rights to the mark “Oxford” in its primary market areas in the states of New York, New Jersey and Connecticut are superior to the claims of OLIC. The Company also believes that the likelihood of OLIC recovering damages against the Company or enjoining use by the Company of its “Oxford” based marks in the Company’s primary market area is remote.

     The Company has been notified by two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. The insurers have commenced arbitrations seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $3 million as of September 30, 2003, included in other receivables, representing the premium paid for 2003 coverage.

     On or about September 22, 2003, the Company and Triad Healthcare, Inc. were sued in federal court in the Southern District of New York in a purported class action on behalf of all Oxford members who are or were Oxford policy holders with coverage for chiropractic care. The suit alleges that Oxford and Triad, which Oxford has engaged to assist in managing chiropractic services, have breached their disclosure obligations and fiduciary duties under ERISA by, among other things, (i) the use of inappropriate and cost-based criteria as the basis for denials; (ii) providing financial incentives to Triad to deny care; (iii) failing to disclose such financial incentives and misrepresenting that chiropractic coverage would be based on medical necessity; and (iv) intentionally delaying the payment of claims. The complaint demands the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief and attorney’s fees. The Company intends to vigorously defend its rights in this action.

     The Company is also involved in certain legal proceedings, including, among others, those related to (i) a Connecticut action brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (ii) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (iii) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (iv) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, which case has been recently dismissed, and (v) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts. The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers, including various hospitals, hospital systems and other providers, insurers and reinsurers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals, hospital systems and other providers, insurers and reinsurers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation, adverse judgments or other results or could expose the Company to other liabilities.

     The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to financial condition and market conduct for its HMO and insurance subsidiaries and with respect to its business and operations in general in the states where it conducts business.

Item 2. Changes in Securities and Use of Proceeds

     See information contained in notes 3 and 5 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

(b)	Reports on Form 8-K

In a report on Form 8-K dated August 26, 2003 and filed on August 27, 2003, the Company reported, under Item 9. “Financial Statements and Exhibits”, its agreement in principle to partially settle insurance claims related to the securities class action litigation.

In a report on Form 8-K dated August 5, 2003 and filed on August 6, 2003, the Company reported, under Item 12. “Financial Statements and Exhibits”, its second quarter 2003 financial results and corrected balance sheet.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC.

(Registrant)

October 28, 2003	/s/ MARC M. KOLE

Date	Marc M. Kole,
Senior Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES
Index to Exhibits

Exhibit No.	Description of Document

3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification*

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification*

32(a)	Chief Executive Officer Section 1350 Certification*

32(b)	Chief Financial Officer Section 1350 Certification*

* Filed herewith