Form 10-K
period 2003-12-31
OXFORD HEALTH PLANS INC
filed 2004-02-04
CIK 865084

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of January 30, 2004, there were 81,294,366 shares of common stock issued and outstanding. The aggregate market value of such stock held by nonaffiliates, as of that date, was approximately $3,916,900,000.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A (Part III).

PART I

Item 1.     Business

General

      Oxford Health Plans, Inc. (“Oxford” or the “Company”), incorporated under the laws of the State of Delaware in 1984, is a health care company providing health benefit plans primarily in New York, New Jersey and Connecticut. The Company’s product line includes its health maintenance organization plans (“HMOs”), exclusive provider organization plans (“EPOs”), point-of-service (“POS”) plans, preferred provider plans (“PPOs”), indemnity plans and several plans offered to Medicare beneficiaries. The Company’s product line includes third-party administration of employer-funded benefit plans (“self-funded health plans”). The Company also offers several ancillary and specialty benefit plans. The Company’s principal executive offices are located at 48 Monroe Turnpike, Trumbull, Connecticut 06611, and its telephone number is (203) 459-6000. Unless the context otherwise requires, references to Oxford or the Company include its subsidiaries.

      The Company offers its products through its HMO subsidiaries, Oxford Health Plans (NY), Inc. (“Oxford NY”), Oxford Health Plans (NJ), Inc. (“Oxford NJ”) and Oxford Health Plans (CT), Inc. (“Oxford CT”), and through its insurance subsidiaries, Oxford Health Insurance, Inc. (“OHI”) and Investors Guaranty Life Insurance Company (“IGL”). OHI does business under accident and health insurance licenses granted by the Departments of Insurance of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania. IGL, a domestic California insurance company, is licensed to write annuity, life and health insurance policies in most states. The Company’s ancillary and specialty benefit plans are offered primarily through Oxford Benefit Management, Inc. (“OBM”), a wholly-owned subsidiary of the Company.

      The Company is not dependent on any single employer or group of employers, as the largest employer group contributed approximately 1.4% of total premiums earned during 2003 and the ten largest employer groups contributed approximately 5.3% of total premiums earned during 2003. The Company’s Medicare revenue under its contracts with the federal Centers for Medicare and Medicaid Services (“CMS”) represented approximately 12% of its premium revenue earned during 2003.

Company’s Future Strategy

      The Company’s strategy for the year 2004 is focused on four main areas: (1) developing new products and benefit designs to meet the changing needs of customers in the Company’s markets, (2) modest geographic expansion, primarily to contiguous markets, (3) continuing efforts to impact health care affordability by managing health care costs through a variety of initiatives, and (4) achieving administrative efficiencies by, among other things, increasing the level of electronic transactions and automation throughout the Company.

Health Benefit Plans

Overview

      The Company’s health benefit product lines include HMO, EPO, POS, PPO, indemnity plans, and self-funded health plans with a full spectrum of cost-share options and plan designs to meet the diverse needs of its customers. For most of these products, the benefits to the members and the reimbursement to the providers can be affected by whether the services are provided by a “network participating provider” or a “non-participating provider.” A network participating provider generally is one that has entered into a contractual arrangement with Oxford, directly or indirectly, to, among other things, accept certain pre-established compensation for services rendered to Oxford members. Non-participating providers are generally those that are not under contract with Oxford and, accordingly, such non-participating providers have not agreed to any set level of compensation. The contractual arrangements with the Company’s various health care providers are described below under “Provider Arrangements”. Oxford currently maintains two networks of participating providers for its commercial business. The first is the Freedom network, which is Oxford’s largest network of providers, and is offered in New York, New Jersey and Connecticut (the “Tri-State Area”). The Company believes that the size and quality of the providers in the Freedom network is one of its primary competitive advantages. The second network is the Liberty network, which is smaller than the Freedom network and is offered in New York and New Jersey. The Company believes that the Liberty network is competitive in size and quality to networks of certain other health plans in the metropolitan New York City and New Jersey area. Lastly, Oxford covers certain out-of-area employees of Tri-State Area employers. The benefits provided to these out-of-area employees are provided on an in-network and out-of-network basis, with the in-network portion being served by networks of providers under contract with independent provider network companies that, in turn, have contracted with Oxford. The networks of these independent provider network companies occasionally serve Oxford covered employees of Tri-State Area employers.

      The provisions in each of the Company’s health benefit plans vary regarding whether the member can receive coverage for services from non-participating providers, what the financial impact to the member of doing so will be and what benefits may be available to the member from a non-participating provider. Most of the Company’s commercial plans are available with either the Freedom network or the Liberty network as the primary network for purposes of determining whether a provider is participating or non-participating for that particular plan. The selection of the Liberty network by an employer group usually results in lower premiums than selection of the Freedom network. Under most of the Company’s products, the benefits and corresponding costs, such as copayments, coinsurance and deductibles, to the members are affected by whether the services are provided by a participating or a non-participating provider. For example, in Oxford’s POS plans described below, services rendered by a participating physician are generally subject to lower member cost-sharing (copayments, coinsurance and deductibles) than benefits obtained from non-participating providers. The result is that services rendered by non-participating providers will typically result in higher out-of-pocket costs for members. Further, certain benefits are available only through participating providers.

      Certain factors, such as choosing the Freedom network rather than the Liberty network, the members need to obtain referrals from his or her primary care physician (“PCP”) before seeing a specialist and the level of copayments, deductibles and coinsurance, all affect the premium cost of the benefit plan purchased. As employer groups have become more sensitive to cost, the Company has developed new products that reduce the cost to the employer by increasing copayments, coinsurance and deductibles and otherwise shifting certain costs to members.

      The Company’s HMO membership was approximately 190,500 at December 31, 2003, compared with 226,600 members at December 31, 2002. The Company’s POS, PPO and other commercial membership was approximately 1,239,400 at December 31, 2003, compared with 1,252,900 at December 31, 2002. The Company’s Medicare membership was approximately 70,800 at December 31, 2003, compared with 70,100 at December 31, 2002. Lastly, the Company’s self-funded membership was approximately 38,500 at December 31, 2003, compared with 51,900 at December 31, 2002.

      Provided below are brief descriptions of each of the Company’s main product types. These descriptions are general in nature and the actual benefits provided to any particular member may vary depending on the specific terms of the member’s certificate of coverage.

Insured Products

HMO Plans

      Oxford’s HMO plans provide comprehensive health care benefits through the Company’s participating network providers. HMO plans are designed to offer cost-efficient health care coverage. Under most of the Company’s HMO plans, HMO members are required to select a PCP who, generally, is responsible for certain preventative and primary medical services and for coordinating the member’s care. Typically, in order to receive coverage for seeing a participating specialist, an HMO member must receive a referral from the PCP. Oxford’s EPO plans provide for in-network access without referral to the Company’s Freedom network of providers.

          POS Plans

      Oxford’s POS plans combine the benefits of Oxford’s HMOs with certain of the benefits of Oxford’s indemnity health insurance by covering services provided by non-participating providers. These plans give members the option of accessing HMO-style benefits through participating providers, typically including abiding by established provisions relating to PCP selection, referrals and utilization management, or of accessing indemnity-style benefits with the commensurate variation in member cost-sharing (copayments, coinsurance and deductibles) and benefits available to the member.

          PPO Plans

      Oxford’s PPO plans allow members to obtain coverage for services from participating providers or from non-participating providers. Generally, PPO plans do not require that PCP referrals be obtained in order for the member to see a specialist. As with POS plans, PPO plan services rendered by participating providers are subject to lower member cost-sharing than benefits obtained from non-participating providers.

          Other Insured Plans

      Oxford has recently begun to offer indemnity-type plans to a targeted market that do not distinguish between participating and non-participating providers. Under these plans, the benefits available, and the coverage therefor, are the same whether the member sees a participating or a non-participating provider, although the member is still subject to coinsurance, deductibles and other cost-sharing.

     Individuals

      Oxford provides HMO and POS health care products to individuals in New York, and HMO, EPO, PPO and indemnity products in New Jersey. In New York, regulations require HMOs in the community-rated small group market to offer HMO and POS coverage with mandated benefits (the “New York Mandated Plans”). Oxford continues to cover individuals in New York under a grandfathered POS plan, which is closed to new membership. Oxford also offers a product to persons eligible for the Healthy New York Program. The mandated small group product in New York covers groups of one. Members of the New York Mandated Plans have access to the Liberty network of providers and the members of the grandfathered plan are served by the Freedom network. In New Jersey, Oxford offers both an HMO and PPO product, providing access to the Liberty network to individuals.

     Medicare

      The Company offers Medicare managed care plans to Medicare eligible individuals through its licensed New York, New Jersey and Connecticut HMO subsidiaries.

      Because Medicare premiums historically have not kept up with the cost of health care, as of December 31, 2003, the Company offered Medicare plans only in those counties within the Tri-State Area where it believed it could do so profitably while offering viable Medicare plans to its members. In December 2003, President Bush signed the Medicare Prescription Drug Act of 2003 (“MDA”) which, among other things, will increase reimbursements to managed care plans offering Medicare Advantage (formerly Medicare+Choice) plans. MDA will allow the Company to provide its current and future Medicare members with richer benefits. The Company is also considering re-entering counties in the Tri-State Area where it had previously discontinued offering Medicare plans. For a more detailed description of MDA, see “Government Regulation — Medicare Regulation”.

     Self-Funded Health Plans

      Oxford offers self-funded health plans to employers who wish to retain the risk for health care costs. Oxford assumes no insurance risk for the cost of health care for these contracts and receives a monthly fee for its administrative services such as underwriting, actuarial services, medical cost management, claims processing and other related administrative services.

Ancillary and Specialty Products

      The Company offers a range of ancillary and specialty products. These products include, among others, dental, vision, long-term care, work and family benefits, flexible spending accounts and health reimbursement accounts. The majority of these products are offered by third parties but are brokered by OBM. OBM products can be purchased on a stand-alone basis or in conjunction with other Oxford health benefit plans.

Marketing and Sales

      Oxford markets its products through several different internal channels, including direct sales representatives, business representatives, the Internet, telemarketing representatives and executive account representatives, as well as through external insurance agents, brokers and consultants.

     Internal Representatives

      The Company maintains a small direct sales team that sells the Company’s products to smaller employers. The Company also maintains a Medicare sales force that sells directly and via telephone to Medicare beneficiaries. The Company’s marketing department develops television and print advertising, direct mail programs and marketing collateral materials for use by the Company’s various sales representatives and independent brokers, agents and consultants.

      The Company maintains executive account representatives who deal directly with employer groups exceeding 1,000 eligible lives as well as accounts utilizing benefit consultants. Account managers are responsible for servicing employer accounts generally exceeding 50 enrolled employees sold either directly or through a broker or agent. These account managers are the principal administrative contact for employers and their benefit managers by, among other things, conducting on-site employee meetings and by providing reporting and troubleshooting services.

     Independent Insurance Agents and Brokers

      The primary distribution system for the group health insurance industry in the Company’s service areas has been independent insurance agents and brokers. Oxford markets its commercial products through approximately 12,500 independent insurance agents and brokers as of December 31, 2003, who are paid a commission on sales. The Company maintains regional broker business unit representatives who work directly with the independent agents and brokers. The Company also provides service to independent agents and brokers via the Internet. Independent insurance agents and brokers have been responsible for a significant portion of Oxford’s commercial group enrollment, and the Company expects to continue using independent insurance agents and brokers in its marketing system in the future. The Company believes that the New York metropolitan market, in particular, is influenced significantly by independent agents and brokers and that utilization of this distribution system is an integral part of a successful marketing strategy in the region.

     Oxfordhealth.com

      The Company’s website, www.oxfordhealth.com, provides on-line access to the Company for members, brokers, employer groups and providers. During 2003, the Company’s customers continued to increase their use of the Company’s website and its functionalities. The Company anticipates that features such as its on-line pre-certification for providers and the on-line renewal of group policies for brokers and employer groups will continue to streamline our customers’ workflow and make it easier to do business with us. The Company currently has numerous on-line transaction or inquiry functions available on its website. Through oxfordhealth.com, prospective enrollees, benefit administrators and brokers can view, among other things, possible benefit packages, obtain rate quotes and enroll members in certain products. However, because of certain regulatory restrictions, not all functions are available in all markets or for all products.

Provider Arrangements

Physicians

      Oxford’s Freedom network of participating providers consists of approximately 68,000 physicians and other providers (compared with approximately 53,000 in 2002), of which approximately 33,300 are in New York, 16,000 are in New Jersey, 9,700 are in Connecticut, 8,000 are in Pennsylvania and 1,000 are in Delaware. These participating providers maintain approximately 94,000 office locations, of which approximately 45,000 are in New York, 23,000 are in New Jersey, 14,000 are in Connecticut and 12,000 are in Pennsylvania and Delaware. The majority of Oxford’s participating physicians have contracted individually and directly with Oxford, although Oxford also has contracts with physician organizations, individual practice associations, physician medical groups and third-party vendors.

      Exclusive of certain cost containment arrangements described in “Managing Health Care Costs” below, Oxford compensates its participating physicians primarily based on a variety of fixed fee schedules, under which physicians receive payment for specific covered procedures and services.

      The Company believes that its practice of inviting physician participation into its clinical policymaking activities and obtaining physician input concerning its programs strengthens its relations with the physician community. A panel of physicians and local specialty societies have been involved in the development of the Company’s policies. In addition, the Company has over 100 practicing physicians from its service areas participating on committees that advise the Company on the development of treatment and payment policies and quality management issues.

     Hospitals

      The Company has contracts with approximately 350 hospitals in its New York, New Jersey, Connecticut, Pennsylvania and Delaware service areas providing for inpatient and outpatient care to the Company’s members. The Company generally reimburses hospitals under these contracts based on negotiated per diems, diagnostic related groupings (“DRGs”), case rates and fee schedules and, to a lesser extent, at prices discounted from the hospital’s billed charges. The Company believes that the rates in these contracts are generally competitive.

      The Company has numerous multi-year agreements with hospitals and hospital systems that are designed to provide predictability with respect to hospital costs and is currently negotiating with other hospitals and hospital systems for similar multi-year arrangements. The Company estimates that approximately 24% of contracted hospital spending will require renegotiation during 2004. In addition, there has been significant consolidation among hospitals in the Company’s service area, which tends to enhance the combined entity’s bargaining power with managed care payors. As a result, the Company has the risk that certain hospitals may seek higher rates or seek to impose limitations on the Company’s utilization management efforts. The Company is routinely engaged in negotiations with various hospitals and hospital systems and, in connection therewith, such hospitals and hospital systems may threaten to or, in fact, provide notice of termination of their agreements with the Company as part of their negotiation strategy. Hospitals have also threatened to terminate contracts when financial disputes arise. The Company cannot guaranty that it will be able to continue to secure multi-year agreements in the future. See “Cautionary Statement Regarding Forward-Looking Statements”.

     Ancillary Providers

      The Company’s Freedom and Liberty networks include over 4,000 ancillary providers and facilities for such services as home health and hospice care, skilled nursing, dialysis and radiation treatment, family planning and fertility, behavioral health, occupational, speech, infusion and physical therapy, sub-acute care, imaging and related services. The Company also has contracts for the provision of certain equipment or treatment aids such as durable medical equipment, orthotics and prosthetics to its members.

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

      The Company manages the utilization of medical services through a variety of programs including: referral management, precertification management, concurrent review of inpatient services, complex case management, physician profiling, provider credentialing and privileging and retrospective claim review. These programs are administered by Oxford personnel and, in certain cases, by independent administrative services or utilization review organizations. When the Company delegates the responsibilities relating to utilization management to a third party, it retains final decision-making authority on coverage issues by retaining final control over denials, limitations of coverage and appeals. The Company also supervises program administration through oversight and program audits.

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

      To mitigate retrospective denial of inpatient payments for health care services, improve communication and enhance customer service and improve relationships with hospitals, the Company maintains its Day of Service Decision Making program. As a result of the Day of Service Decision Making Program, the Company’s use of retrospective denials of hospital days has generally ceased except with respect to weekends and holidays when hospital and Oxford utilization management personnel do not review cases, or in unusual circumstances.

Capitation, Risk Transfer, Insurance, Reinsurance and Other Arrangements

      The Company has agreements with various entities covering, among other things, laboratory, radiology, physical therapy, orthopedic, chiropractic, post-acute care management, rare disease management, congestive heart failure disease, coronary artery disease and diabetes management services. These agreements are structured to mitigate the Company’s exposure to medical cost trend while continuing to cover medically necessary services. These agreements generally include provisions intended to maintain or enhance the quality of care delivered to the Company’s members. The aggregate effect of such agreements in 2003 was to reduce the Company’s costs for covered services that, in part, contribute to the Company’s ability to minimize the net increase in its total medical costs. The Company believes such agreements will assist it in minimizing 2004 medical cost increases, but there can be no assurances that all of these arrangements will be successful in containing medical costs or will continue throughout 2004.

      The Company’s agreement for the management of orthopedic services covers fully insured commercial members through November 2004. Pursuant to this agreement, the vendor performs utilization management services and pays claims for certain participating providers. The Company has been notified by the two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. One of the insurers has commenced an arbitration seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $3.5 million as of December 31, 2003, included in other receivables, representing the premium for coverage to date under the policies.

      In December 2002, the Company entered into a five-year agreement under which an independent third party vendor provides certain administrative services relating to the provision, utilization review and processing of claims for chiropractic services received by Tri-State Area commercial members. The vendor assumes certain risk under the arrangement for costs above a predetermined target. In addition, the Company entered into an agreement in 2002 with a vendor for disease management of members with congestive heart failure (“CHF”). The arrangement includes monitoring of high-risk members through electronic equipment in their homes, coordination of care and member education. In October 2003, the Company entered into a new five-year performance based, disease management agreement with this vendor for certain of the Company’s members with CHF, coronary artery disease and diabetes.

      The Company also has agreements in place covering laboratory and radiology services. Under these agreements, the Company’s exposure for specified procedures is generally at a negotiated aggregate per member per month cost which is less than the Company’s anticipated costs for such services based on historical cost and trend factors. The radiology agreement has been extended through April 30, 2006, subject to regulatory approval, and the laboratory agreement expires on December 31, 2007.

      The Company has a five-year pharmacy benefit management agreement (the “PBM Agreement”) with Medco Health Solutions, Inc. (“Medco”), effective January 1, 2002, pursuant to which Medco provides pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. The Company also has an alliance agreement with Medco (the “Alliance Agreement”) under which the Company has furnished and will continue to furnish de-identified claim information to the vendor as well as strategic consultative and other services to Medco over the term of the agreement. On December 9, 2003, the United States Attorney for the Eastern District of Pennsylvania (“U.S. Attorney”) filed an amended complaint in an action pending in the United States District Court for the Eastern District of Pennsylvania against Medco, alleging that Medco sought to influence the awarding of the PBM Agreement by the Company through the payment of approximately $87 million pursuant to the Alliance Agreement. No action has been filed or is pending against the Company. The Company denies the allegations in the amended complaint against Medco. The U.S. Attorney is conducting an investigation into this matter and the Company is cooperating with the investigation. The Company cannot predict whether the outcome of the complaint against Medco or the U.S. Attorney’s investigation will have an adverse effect on the Company. The Company has also responded to a request for information from the New York State Insurance Department (“NYSID”) regarding the Alliance Agreement.

Medicare Risk-Sharing Agreements

      In an effort to control increasing medical costs in its Medicare programs, the Company currently has certain risk-sharing agreements in effect with two hospitals and with a physician group, whereby the providers assume certain risks for medical costs. Premium revenues for the Medicare members covered under these agreements totaled approximately $205 million in 2003 and $189 million in 2002 for approximately 22,300 members in 2003 and 22,650 members in 2002. The Company is currently negotiating with one of these hospitals to renew an agreement which expires in April 2004. The Company is continuing to explore other risk-sharing or risk-transfer opportunities relating to its Medicare members with providers and other organizations.

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

      The agreements discussed in “Managing Health Care Costs” all require the Company to undertake various obligations, including changes to its medical management policies and internal business procedures, some of which require computer programming and alteration of existing referral patterns, as well as regulatory approvals, among other items. Because of the complexity of its medical delivery system, disputes sometimes arise in the normal course of business over the degree of the Company’s satisfaction of its or the other entities various obligations under these cost-containment agreements. The Company also bears the risk of non-performance or default by the parties to such cost-containment arrangements.

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

State and Federal Regulation

      Oxford’s HMO and insurance subsidiaries are licensed to operate by the insurance departments, and, in some cases, health departments, in the states in which they operate. Federal and state laws and regulations impose substantial requirements on the Company’s HMO and insurance subsidiaries regarding such matters as licensure, provider networks, medical care delivery and quality assurance programs, provider contracts (including but not limited to contracts that involve risk-sharing or risk-transfer), certain administrative services contracts, approval of contracts with health care providers and administrative services providers, claims payment standards, minimum coverage obligations, including mandatory benefits, policy language, mandatory product offerings, utilization review standards and procedures, including internal and external member and provider appeals and financial condition, and disclosures to members and providers. In addition, the Company and its HMO and insurance subsidiaries are subject to state and, with respect to Medicare participation, federal laws and regulations relating to financial requirements and regulations relating to government contracts, premium rates, loss ratios, cash reserves, minimum net worth, participation in certain state-wide risk spreading pools among insurers, and transactions between affiliated companies, including dividends. Recently enacted state and federal laws and regulations impose additional requirements on the Company and its HMO and insurance subsidiaries relating to security and confidentiality of health care information. As part of the regulatory process, the Company and its HMO and insurance subsidiaries are required to file periodic reports with the relevant state agencies and meet certain requirements relating to, among other things, operations, premium rates and covered benefits, financial condition and marketing practices.

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

      The Company’s HMO and insurance subsidiaries are subject to periodic examination by the applicable state regulatory authorities regarding, among other things, the application of actuarial methodologies. From time to time, the Company has routine discussions with such state regulatory authorities. For a description of recent examinations, see “Legal Proceedings — State Insurance and Health Departments”.

      The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread the claims risk among participating plans under certain circumstances. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

•	the New York Market Stabilization Pools requires insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain paid claims criteria and other criteria outlined in the applicable regulations;

•	the New York Stop Loss Pools provide insurers and HMOs participating in certain mandated health insurance programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

•	the Connecticut Small Employer Reinsurance Pool allows Connecticut health plans to purchase low deductible stop-loss coverage from the Reinsurance Pool for individuals and/or groups ceded by the plans to the Reinsurance Pool. Plans have also been assessed based on market share to cover Reinsurance Pool losses in years past. The Health Reinsurance Association provides for assessments of health plans to cover pool losses related to individual conversions from group coverage or plans;

•	the New Jersey Individual Health Coverage program assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

      The state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers such as hospitals. Examples of these types of programs include the health care financing policies established in New York under the Health Care Reform Act (“HCRA”) which includes the requirement that payors pay assessments to assist in the funding of hospital Graduate Medical Education (“GME”) and Bad Debt and Charity Care (“BDCC”). HCRA and the GME and BDCC assessments were re-authorized effective July 1, 2003 through June 30, 2005.

      The state of the economy has negatively affected state budgets, including tax collections, which has resulted in states attempting to defray various programs’ costs through increased taxes, new taxes, increased assessments and new assessments on employers, including the Company, as well as on insurers, HMOs and other health care payors for the specific programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs or on the services of health care providers. In New York, the State Legislature passed into law the New York State 2003-2004 budget that includes, among other things, a 75% increase in the premium tax on health insurers (partially offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an increase in excess of 5% in the GME assessment and an approximately 19% increase in the assessment for the Department of Insurance and the Department of Health budgets (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the provisions of the New York State budget. Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are continually subject to change.

      The Company’s ability to set or increase premium rates, including commissions, on its products is subject to state regulation and interpretation by regulators. Depending on the state and the product, the Company is generally required either to file the rates with and obtain approval from the applicable regulatory authority, or file the rates with the applicable regulatory authority without required approval. In certain limited situations, no filing is required and premium rate changes can be implemented immediately.

      During the past several years, New York, New Jersey, Connecticut and other states where the Company does business have enacted significant legislation relating to managed care plans which contain provisions relating to, among other things, consumer disclosure, utilization review, removal of providers from the network, appeals processes for both providers and members, mandatory benefits and products, including infertility, mental health and clinical trials, state funding pools, prompt payment and provider contract requirements. These states also passed legislation governing the prompt payment of claims that requires, among other things, that health plans pay claims within certain prescribed time periods or pay interest ranging from 10% to 15% per annum plus penalties. The New York State Department of Insurance has re-interpreted existing laws and regulations to limit the ability to apply contract exclusions. The impact of this re-interpretation is that additional claims will be reviewed for a demonstration of medical necessity, and more appeals may be submitted to external review. The Company has incurred interest and penalties for late payment of claims in the past and may incur additional prompt pay fines in the future. See “Legal Proceedings — State Insurance and Health Departments”.

      Federal laws which govern the Company’s business and which significantly affect its operations include, among others:

•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) was enacted to (i) ensure portability of health insurance to certain individuals, (ii) guarantee availability of health insurance to employees in the small group market, (iii) prevent exclusion of individuals from coverage under group plans based on health status and (iv) develop national standards for the electronic exchange of health information. In furtherance of the latter, the U.S. Department of Health & Human Services (“DHHS”) was directed to develop rules for standardizing electronic transmission of health care information and to protect its security and privacy. Under these rules, health plans, clearinghouses and providers are now required to (a) comply with a variety of requirements concerning their use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. HIPAA privacy rules could expose the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality became effective in April 2003. HIPAA requirements standardizing electronic transactions between health plans, providers and clearinghouses became effective in October 2003. The Company believes that it has met all applicable HIPAA deadlines. The Company currently estimates that it will incur additional HIPAA compliance costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

•	The Mental Health Parity Act of 1996 prohibits group health plans and health insurance issuers providing mental health benefits from imposing lower aggregate annual or lifetime dollar-limits on mental health benefits than any such limits for medical or surgical benefits. These requirements do not apply to small employers who have not more than 50 employees or to any group health plan whose costs increase one percent or more due to the application of these requirements.

•	The Women’s Health and Cancer Rights Act of 1998 requires health insurance carriers of group and individual commercial policies that cover mastectomies to cover reconstructive surgery or related services following a mastectomy.

•	The Newborns’ and Mothers’ Health Protection Act of 1996 generally prohibits group health plans and health insurance issuers from restricting benefits for a mother’s or newborn child’s hospital stay in connection with childbirth to less than 48 hours for a vaginal delivery and to less than 96 hours for a cesarean section.

•	The Employee Retirement Income Security Act of 1974 (“ERISA”) governs employee welfare plans, including self-funded plans. There have been legislative attempts to limit ERISA’s preemptive effect on state laws. If such limitations are enacted, they might increase the Company’s exposure under state law claims that relate to self- funded plans administered by the Company and may permit greater state regulation of other aspects of those business operations.

•	The U.S. Department of Labor has adopted federal regulations that establish claims procedures for employee benefit plans governed by ERISA (insured and self-insured), effective for claims filed on the first day of the first ERISA plan year that began on or after July 1, 2002, but no later than January 1, 2003.

      The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those administered by the Securities and Exchange Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange, Inc. (“NYSE”). The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes will increase the Company’s costs and complexity of doing business and may expose the Company to additional potential liability.

Medicare Regulation

      In order to be eligible to enter into Medicare contracts with CMS, an HMO must remain in compliance with certain financial, reporting and organizational requirements under applicable federal statutes and regulations in addition to meeting the requirements established pursuant to applicable state law. Oxford NY, Oxford NJ and Oxford CT currently meet such requirements.

      The Company’s HMOs with Medicare contracts, Oxford NY, Oxford NJ and Oxford CT, are subject to regulation by CMS with respect to certain administrative matters and operational aspects of their Medicare plans. CMS has the right, directly and through peer review organizations, to audit the Company’s health plans operating under Medicare contracts to determine each health plan’s compliance with the contract and applicable laws and regulations. In addition, CMS regulations prohibit HMOs with Medicare contracts from including any direct or indirect payment to physicians or other providers as an inducement to reduce or limit medically necessary services to a Medicare beneficiary. These regulations impose certain requirements relating to physician incentive plans such as bonuses or withholds that place a physician at “substantial financial risk” as defined in the Medicare regulations. The Company’s ability to maintain compliance with these rules and regulations depends, in part, on its receipt of timely and accurate information from its providers. CMS regulations also generally prohibit payments as an inducement for referrals for health care services. While the Company believes it is in compliance with all of such Medicare regulations, it is subject to future audit and review.

      The Balanced Budget Act of 1997, which changed the way health plans were compensated for Medicare members, had the effect of reducing reimbursement in high cost metropolitan areas with a large number of teaching hospitals, such as the Company’s service areas. As a result of the Balanced Budget Act of 1997, over the last several years, the Company reduced its Medicare membership by, among other things, reducing benefits and withdrawing from certain counties. On December 8, 2003, the Medicare Prescription Drug Act of 2003 (“MDA”) was signed into law. MDA will increase the reimbursement rates to managed care plans offering Medicare Advantage plans. The Company is currently considering the potential effects that MDA will have on its Medicare business. MDA will allow Oxford to provide its current and future Medicare members richer benefits. The Company is also considering re-entering counties in the Tri-State Area where it had previously discontinued offering Medicare plans. The most significant features of MDA include: (i) the creation of an interim Medicare-endorsed prescription drug discount card in 2004 and 2005; (ii) expanded Medicare prescription drug coverage effective in January 2006; (iii) the addition of new health plan options as of January 2006 at the regional and local levels; (iv) a change in the way participating health plans are reimbursed for the services they provide under Medicare; (v) modification of payments to many types of

Medicare providers; and (vi) the establishment as of January 2006 of a competitive bidding mechanism for Medicare Advantage plans to replace the existing adjusted community rating (“ACR”) proposals.

      On January 16, 2004, CMS published new Medicare Advantage rates for 2004. CMS’ increase in the basic rates resulted in increased rates of reimbursement to Oxford from current levels. Health plans have the option to use the additional 2004 reimbursement for reducing enrollee premiums or cost sharing mechanisms, enhancing benefits and/or stabilizing beneficiary access to providers.

      The Company cannot precisely estimate the effect of MDA or other future Medicare regulations on its business or results of operations in future periods.

Proposed Regulatory Developments

      State and federal government authorities are continually considering changes to laws and regulations applicable to Oxford’s HMO and insurance subsidiaries. Over the past several years there has been significant controversy over allegations that payment for care has been inappropriately withheld or delayed by health care plans. This has led to significant public and political support for reform of health care regulation. The U.S. Congress and states in which Oxford operates routinely consider regulation or legislation relating to mandatory coverage of certain benefits (such as, but not limited to, infertility and mental health benefits), provider compensation arrangements, health plan liability in cases when members do not receive appropriate or timely care, disclosure and composition of physician networks, health plan solvency standards and procedures dictating health plan utilization management and claim payment standards, among other matters. In recent years, bills have been introduced in the legislatures in New York, New Jersey and Connecticut including some form of the so-called “Any Willing Provider” initiative which would require HMOs to allow any provider or facility meeting their credentialing criteria and willing to accept the HMOs reimbursement and conditions of participation to join their network regardless of geographic need, hospital admitting privileges and other important factors. Recently, certain states have proposed requiring health plans to finance subsidy mechanisms to assist certain physicians’ purchase of medical malpractice insurance coverage. Certain of these bills have also included provisions relating to mandatory disclosure of medical management policies and physician reimbursement methodologies. Numerous other health care proposals have been introduced in the U.S. Congress and in state legislatures. These include provisions which place limitations on premium and profit levels, impose taxes on employers and insurers to fund universal health care, impose liability on health plans in cases when members do not receive appropriate or timely care, increase minimum capital and reserves and other financial viability requirements, prohibit or limit capitated arrangements or provider financial incentives, mandate benefits (including coverage of early intervention services, mandatory length of stay with surgery or emergency room coverage), define medical necessity and provide for an antitrust exemption to permit competing health care professionals to bargain collectively with health plans and other entities. State regulators also may change their interpretation of existing laws and regulations relating to the issues described above, or other issues, and such changes could have a material impact on the Company.

      Congress is also considering proposals relating to health care reform, including a comprehensive package of requirements on managed care plans called the Patient Bill of Rights (“PBOR”) legislation. These proposals seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. In addition, on June 19, 2003, the United States House of Representatives passed legislation permitting small businesses to pool together as Association Health Plans (“AHPs”) to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages which would prevail over state and federal law applicable to most insurers and HMOs, including the Company. The United States Senate has not taken any action on the legislation. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation and the Federal PBOR legislation, if enacted, could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the

Company’s results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

      Recently enacted legislation and the proposed regulatory and legislative changes described above, if enacted, could increase health care costs and administrative expenses and otherwise adversely affect the business, results of operations and financial condition of the Company and its competitors.

Quality Management

      The majority of physicians in Oxford’s commercial and Medicare networks in the Tri-State Area are board certified in their specialty (by passing certifying examinations in the specialty as recognized by the American Board of Specialties) or become board certified within five years of becoming eligible. In certain limited circumstances such as community need, geographic need, or academic affiliation, board certification may be waived. Additionally, Oxford maintains a credentialing process for the Tri-State Area consistent with the National Committee on Quality Assurance (“NCQA”) guidelines. NCQA is a non-profit organization dedicated to improving managed care quality and service. All such physician assessments consist of primary verification of credentials, query of the National Practitioner Data Bank, state medical boards and admitting hospitals for malpractice history, disciplinary actions and/or restrictions of hospital privileges and on-site office evaluation of selected physicians to determine compliance with Oxford standards. The re-credentialing cycle is every three years, consistent with NCQA guidelines. The re-credentialing review consists of repeating select components of the initial credentialing process and a review of the physician’s practice patterns with Oxford. This process also includes evaluating the results of quality assurance reviews, complaints from members concerning the physician, utilization patterns and the physician’s compliance with Oxford’s administrative protocols.

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

      In March 2002, NCQA completed its periodic review of the Company’s operations. NCQA rates companies according to the following scale: excellent, commendable, accredited, provisional and denied. In June 2002, NCQA upgraded the Company’s status to “Excellent” for Oxford’s New York HMO and Medicare operations, its New Jersey HMO operations and its Connecticut HMO and Medicare operations. Oxford’s New Jersey Medicare operations achieved a “Commendable” rating. There can be no assurance that the Company will achieve the same level of accreditation in the future.

Risk Management

      The Company maintains general liability, property, employee fidelity, directors and officers and professional liability insurance coverage in amounts the Company deems prudent. The Company generally requires contracting physicians, physician groups and hospitals to maintain professional liability and malpractice insurance in an amount consistent with industry standards.

Competition

      HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, administrative service providers and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, such as Health Insurance Plan of New York, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies, such as CIGNA Corporation, Aetna Inc., UnitedHealth Group, Health Net, Inc. and for-profit and non-profit Blue Cross/ Blue Shield affiliated companies. These competitors have large enrollment in the Company’s service areas and, in some cases, greater financial resources than the Company. Additional competitors, including emerging competitors in e-commerce insurance or benefit programs and consumer-directed health plans, are entering and may continue to enter the Company’s markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is, in many instances, the controlling factor in obtaining and retaining employer groups, and certain of Oxford’s competitors have set premium rates at levels below Oxford’s rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

      To address rising health care costs, some large employer groups have consolidated their health benefits programs and are offering fewer options to their employees. Other employer groups have considered a variety of health care options to encourage employees to use the most cost-effective form of health care services. These options, which include indemnity insurance plans, HMO plans, EPO plans, POS plans, PPO plans and consumer-directed plans, may be provided by third parties or may be self-funded by the employer. The Company believes that employers will seek to offer health plans that provide for “in plan” and “out-of-plan” options while encouraging members to use the most cost-effective form of health care services through, among other things, increased copayments, deductibles and coinsurance. Although many of the Company’s products offer these options to employers, there is no assurance that the Company will be able to continue to compete effectively for the business of employer groups.

Status of Information Systems

      The Company continues to assess and make improvements relating to additional integration and functionality for its information technology and claims payment systems. There can be no assurance that the Company will be successful in preventing future system problems that could result in payment delays and claims processing errors. Operating and other issues can lead to data problems that affect performance of important functions, including claims payment and group and individual billing. Computer hardware is subject to unplanned downtime, as well as natural disasters and other catastrophic events, which could adversely affect the Company’s operations. The Company is continuously endeavoring to improve its operating and information systems and is currently engaged in testing and improving its disaster recovery and business continuity plans.

Employees

      At December 31, 2003, the Company had approximately 3,200 employees, none of whom is represented by a labor union. The Company considers its relations with its employees to be good.

Cautionary Statement Regarding Forward-Looking Statements

      Certain statements contained in “Business”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, the likelihood of realizing investment gains at comparable levels in the future, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, future membership levels and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider networks, future provider utilization rates, future medical loss ratio levels, future recoveries from state regulated risk allocation pools, future claims payment, service performance and other operations matters, future administrative loss ratio levels, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2003, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of delegation, capitation, risk-transfer and other cost-containment agreements with health care providers and related organizations of providers, including insurance and reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed PBOR legislation, HIPAA and MDA, and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

      The Company’s future results of operations depend, in part, on its ability to predict and manage health care costs (through, among other things, benefit design, utilization review and case management programs, analytic tools, delegation, capitation, risk-transfer, insurance, reinsurance and other payment arrangements with providers or groups of providers or other parties, including, without limitation, arrangements with vendors related to certain types of diagnostic testing, professional services and disease management and arrangements with hospitals and physician groups) while providing members with coverage for the health care benefits provided under their contracts. However, Oxford’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in payment methodologies, changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, changes in hospital costs, nursing and drug shortages, changes in demographics and trends, expansion into new markets, changes in laws or regulations, changes in interpretation of existing laws and regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of agreements with providers or groups of providers, termination of, or disputes under, delegation, capitation, risk-transfer, insurance, reinsurance and other payment arrangements with providers or groups of providers or other insurance or reinsurance arrangements, epidemics, acts of terrorism and bioterrorism or other catastrophes, including war, inability to establish or maintain acceptable compensation arrangements with providers or groups of providers, operational and regulatory issues which could delay, prevent or impede those arrangements, and higher utilization of medical services, including, without limitation, higher out-of-network utilization. There can be no assurance that the Company will be successful in mitigating the effect of any or all of the above-listed or other factors.

      The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix and product allocation amongst the health plans and carriers in a particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs have been, and continue to be, subject to change. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pool may seek to challenge the legality of the NYSID’s regulations related to this pool or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pool. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets. HCRA and the GME and BDCC assessments were re-authorized effective July 1, 2003 through June 30, 2005.

      Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities or potential recoveries under or from them, are continually subject to change.

General economic conditions

      Changes in economic conditions could affect the Company’s business and results of operations. The state of the economy could affect the Company’s employer group renewal prospects and its ability to collect or increase premiums. The state of the economy has also negatively affected state budgets, which has resulted in states increasing or imposing new taxes and assessments on insurers, including the Company, as discussed below under “Changes in laws and regulations”. Although the Company has attempted to diversify its product offerings to address the changing needs of its membership, there can be no assurance that the effects of a change in economic conditions will not cause its existing membership to seek health coverage alternatives that the Company does not offer or will not result in significant membership loss, lower average premium yields or decreased margins on continuing membership.

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

The effect of higher administrative costs

      There can be no assurance that the Company will be able to maintain administrative costs at current levels. The increased administrative costs of new or proposed laws or regulations, such as PBOR legislation, HIPAA or MDA could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

Changes in laws and regulations

      The health care financing industry in general, and HMOs and health insurance companies in particular, are subject to substantial federal and state government laws and regulations, including, but not limited to, laws and regulations relating to cash reserves, minimum net worth, minimum medical loss ratio, licensing, policy language, benefits and exclusions, external review, payment practices, mandatory products and benefits, provider compensation arrangements, approval requirements for policy forms and provider contracts, disclosures to members and providers, security and confidentiality of health care information, premium and reimbursement rates and periodic examinations by state and federal agencies. State laws and regulations require the Company’s HMO and insurance subsidiaries to maintain restricted cash or available cash reserves and restrict their ability to make dividend payments, loans or other payments to the Company.

      State and federal government authorities are continually considering changes to laws and regulations applicable to the Company or to the interpretation of such laws or regulations. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering or have, in some cases, adopted regulations relating to, among other things, mandatory benefits such as infertility treatment and products, early intervention services, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and chiropractic services, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. These proposals could apply to the Company and could have a material adverse effect upon the Company and its results of operations. State regulators also may change their interpretation of existing laws and regulations relating to the issues described above, or other issues, and such changes could have a material impact on the Company. Congress is also considering proposals relating to health care reform, including PBOR legislation. These proposals seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. In addition, on June 19, 2003, the United States House of Representatives passed legislation permitting small businesses to pool together as Association Health Plans (“AHPs”) to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages which would prevail over state and federal law applicable to most insurers and HMOs, including the Company. The United States Senate has not taken any action on the legislation. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation and the Federal PBOR legislation, if enacted, could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

      The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread claims risk. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

•	the New York Market Stabilization Pools requires insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain paid claims criteria and other criteria outlined in the applicable regulations;

•	the New York Stop Loss Pools provide insurers and HMOs participating in certain mandated health insurance programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

•	the Connecticut Small Employer Reinsurance Pool allows Connecticut health plans to purchase low deductible stop-loss coverage from the Reinsurance Pool for individuals and/or groups ceded by the plans to the Reinsurance Pool. Plans have also been assessed based on market share to cover Reinsurance Pool losses in years past. The Health Reinsurance Association provides for assessments of health plans to cover pool losses related to individual conversions from group coverage and plans;

•	The New Jersey Individual Health Coverage program assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

      The state health care public policy initiatives are designed to require health care payors to contribute to funds that support public policy health care initiatives in general, including defraying the costs of other health care providers, such as hospitals. Examples of these types of programs include the health care financing policies established in New York under HCRA, including the requirement that payors pay an assessment toward hospital GME and BDCC. HCRA and the GME and BDCC assessments were re-authorized effective July 1, 2003 through June 30, 2005.

      The state of the economy has negatively affected state budgets, including tax collections, which has resulted in states attempting to defray various programs’ costs through increased taxes, new taxes, increased assessments and new assessments on employers, including the Company, as well as on insurers, HMOs and other health care payors for the specific programs in which the Company participates such as the New York GME and BDCC programs, the New York Market Stabilization Pools and other programs or on the services of health care providers. In New York, the State Legislature passed into law the New York State 2003-2004 budget that includes, among other things, a 75% increase in the premium tax on health insurers (partially offset by the elimination of the franchise tax on health insurers), a 10% increase in the BDCC assessment, an increase in excess of 5% in the GME assessment, and an approximately 19% increase in the assessment for the Department of Insurance and Department of Health budgets (to which the Company is required to contribute). Although the Company could attempt to mitigate or cover the effects of such increased costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover all of such costs resulting from the provisions of the New York State budget. Changes in the implementation, administration and regulation of these programs could adversely affect the Company’s medical costs and results of operations. All of these programs, and the Company’s liabilities under or potential recoveries from them, are continually subject to change.

      Under the new HIPAA privacy rules, the Company is required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA exposes the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality became effective in April 2003. Also as part of HIPAA, the U.S. Department of Health and Human Services issued rules standardizing electronic transactions between health plans, providers and clearinghouses which became effective in October 2003. The Company believes that it has met all applicable HIPAA deadlines. The Company currently estimates that it will incur additional HIPAA compliance costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

      The Company is also subject to federal and state laws, rules and regulations generally applicable to public corporations, including, but not limited to, those administered by the Securities and Exchange Commission, the Internal Revenue Service and state corporate and taxation departments. The Company is also subject to the listing standards of the New York Stock Exchange, Inc. (“NYSE”). The federal government, certain states and the NYSE and other self-regulatory organizations have recently passed or proposed new laws, rules or regulations generally applicable to corporations, including the Sarbanes-Oxley Act of 2002, that affect or could affect the Company. These changes could increase the Company’s costs of doing business or could expose the Company to additional potential liability.

      The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). Any changes to GAAP could affect the Company’s results of operations.

Regulatory audits and reviews

      The Company is continually subject to review and audit by various state and federal authorities, including but not limited to, the New York State Insurance Department, the New York Department of Health, the Attorney General offices of New York and Connecticut, the New Jersey Department of Banking and Insurance, the New Jersey Department of Health and Senior Services, the Connecticut Insurance Department, the California Department of Insurance, CMS, the United States Department of Labor and other departments of labor in states where the Company has employees. From time to time, the Company has issues pending with, or has operating issues under review with and is the subject of periodic audits by, such regulatory agencies. While the Company believes its relations with such regulatory agencies are good, the outcome of any examinations, inquiries and reviews by such regulatory agencies cannot be predicted.

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

Doing business on the Internet

      Federal and state laws and regulations directly applicable to communications or commerce over the Internet, such as HIPAA, are becoming more prevalent. For example, CMS has prohibited the transmission of Medicare eligibility information over the Internet unless certain encryption and other standards are met. New laws and regulations could adversely affect, or increase costs related to, the business of the Company on the Internet. The Company relies on certain external vendors to provide content and services with respect to maintaining its website at www.oxfordhealth.com. Any failure of such vendors to abide by the terms of their agreement with the Company or to comply with applicable laws and regulations could expose the Company to liability and could adversely affect the Company’s ability to provide services and content on the Internet.

Matters affecting Medicare business

      Premiums for Oxford’s Medicare plans are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care services expense for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. However, MDA will increase reimbursement rates to managed care plans offering Medicare Advantage plans. The Company is currently considering the potential effects MDA will have on its Medicare business. MDA will allow Oxford to provide its current and future Medicare members richer benefits. The Company is also considering re-entering counties in the Tri-

State Area where it had previously discontinued offering Medicare plans. The Company cannot precisely estimate the effect of MDA or other future Medicare regulations on its business or results of operations in future periods.

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

Health care provider networks/risk-sharing arrangements

      The Company is subject to the risk of disruption in its health care provider networks. Network physicians, hospitals and other health care providers could terminate their contracts with the Company. Most of the Company’s contracts with physicians can be terminated on 90 days notice. The Company’s contracts with hospitals that serve a significant portion of its business are generally for multiple year periods, but some hospital contracts can be terminated on 90 days notice. The Company is routinely engaged in negotiations with health care providers, including various hospitals and hospital systems, involving payment arrangements, contract terms and other matters. During such negotiations, hospitals, hospital systems, physicians and other providers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. Providers have also threatened to terminate contracts when financial disputes arise. These disputes could adversely affect the Company or could expose the Company to regulatory or other liabilities. Such events could have a material adverse effect on the Company’s ability to influence its medical costs. Cost-containment and risk-sharing and risk-transfer arrangements entered into by the Company could be adversely affected by difficulties encountered in the implementation or administration of such arrangements, regulatory actions, contractual disputes, or the failure of the providers to comply with the terms of such agreements. Furthermore, the effect of mergers and consolidations of health care providers or potential unionization of, or concerted action by, physicians, hospitals or other providers in the Company’s service areas, could enhance the providers’ bargaining power with respect to higher reimbursement levels and changes to the Company’s utilization review and administrative procedures.

Pending litigation and other proceedings against Oxford

      The Company is involved in certain legal proceedings, including, among others, those related to (i) a Connecticut action, brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (ii) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (iii) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal,

(iv) a New Jersey action, brought by the Medical Society of New Jersey on behalf of its members and itself, alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, which case has been dismissed and is now on appeal, (v) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vi) a purported federal class action grounded in ERISA claims brought on behalf of Oxford members who have coverage for chiropractic care, and (vii) claims for rescission or termination of an insurance agreement guaranteeing savings pursuant to a third-party management agreement for orthopedic services. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

Concentration of business/competition

      The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 72% of its commercial premium revenues received from New York business. In addition, the Company’s Medicare revenue represented approximately 12% of premiums earned during 2003. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

      HMOs and health insurance companies operate in a highly competitive environment. The Company has numerous competitors, including for-profit and not-for-profit HMOs, PPOs, administrative service providers and indemnity insurance carriers, some of which have substantially larger enrollments than the Company. The Company competes with independent HMOs, which have significant enrollment in the New York metropolitan area. The Company also competes with HMOs and managed care plans sponsored by large health insurance companies. These competitors have large enrollment in the Company’s service areas and, in some cases, greater financial resources than the Company. Additional competitors, including emerging competitors in e-commerce insurance or benefit programs and consumer-directed health plans, are entering and may continue to enter the Company’s markets in the future. The Company believes that the network of providers under contract with Oxford is an important competitive factor. However, the cost of providing benefits is, in many instances, the controlling factor in obtaining and retaining employer groups, and certain of Oxford’s competitors have set premium rates at levels below Oxford’s rates for comparable products. Oxford anticipates that premium pricing will continue to be highly competitive.

Item 2.     Properties

      Summarized in the table below are the Company’s major lease commitments for currently occupied office space, excluding formerly occupied office space in various cities which have been either subleased to new tenants or charged to the Company’s restructuring reserve.

	Type	Earliest	Occupied
Location	of Space	Termination Date	Square Feet

Trumbull, CT	Administrative	May 2006	238,000
Hooksett, NH	Administrative	November 2007	121,000
Trumbull, CT	Administrative	December 2011	115,000
Nashua, NH	Administrative	June 2008	70,000
White Plains, NY	Administrative	May 2013	64,000
Hidden River, FL	Administrative	December 2009	63,000
Trumbull, CT	Administrative	June 2012	29,000
New York, NY	Sales/Admin	July 2005	27,000
Woodbridge, NJ	Sales/Admin	November 2007	22,000
Melville, NY	Sales/Admin	June 2011	18,000
New York, NY	Sales/Admin	September 2007	13,000
Hartford, CT	Sales/Admin	July 2009	10,000
Mt. Laurel, NJ	Sales/Admin	March 2005	3,500
Queens, NY	Sales/Admin	January 2005	3,000

Item 3.     Legal Proceedings

Securities Class Action Litigation

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

      On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement and related legal fees and expenses. The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement, (i) plaintiffs settled the class’ claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice.

      Subject to the terms of the Excess Insurance policies, the Excess Insurers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company was required to pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers had fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the Company’s interpretation of the Excess Insurance policies, the Company was required to pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers had fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage resulted in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement to recover at least $41.3 million under the terms of the Excess Insurance policies. During the third quarter of 2003, the Company agreed with certain of the excess insurance carriers to settle approximately $17.9 million of its claims for a total of approximately $14.3 million which was reflected in income for the third quarter ended September 30, 2003. The Company has a remaining claim of approximately $23.4 million against one excess insurance carrier. The Company intends to vigorously pursue recovery of this outstanding amount. The Company has not recorded any additional recoveries at December 31, 2003 related to a potential favorable outcome of this litigation.

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

ERISA and Provider Class Actions

      On September 7, 2000, the Connecticut Attorney General filed suit against four Health Maintenance Organizations (“HMOs”), including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who were enrolled in plans governed by the Employee Retirement Income Security Act (“ERISA”). The suit alleged that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things: (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit sought preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claimed violations of ERISA, were nearly identical to those filed by the Connecticut Attorney General. The complaint demanded the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and Racketeering Influenced and Corrupt Organizations (“RICO”) cases pending against other HMOs, which order was confirmed on April 17, 2001. On

November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding (the “Subscriber Track”). The Company reached agreement to settle the Patel action by paying the individual plaintiffs a total of $12,500, which case has now been dismissed. By Orders dated September 18, 2003, Judge Moreno granted the motion of Oxford and other defendants to dismiss the Connecticut Attorney General action and ruled that the Subscriber Track in this MDL was closed in light of the dismissal of all cases in that track. The Connecticut Attorney General has appealed the dismissal of this action.

      On February 14, 2001, the Connecticut State Medical Society (“CSMS”) filed a lawsuit against the Company’s Connecticut HMO subsidiary in Connecticut state court on behalf of both itself and its members who had Oxford contracts. The suit asserted claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The Court ruled on December 13, 2001 that CSMS lacked standing to assert any claims on behalf of its member physicians, and on October 25, 2002 granted the Company’s motion to strike the complaint for failure to state a claim under CUTPA. On November 12, 2002, CSMS filed a notice of appeal with respect to the Court’s October 25th decision. The appeal, which will be heard by the Connecticut Supreme Court, is now fully briefed.

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

      On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association. The parties are now engaged in discovery to determine whether the arbitration may proceed as a class.

      On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey chancery court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserted several claims, including violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint sought a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By order dated September 22, 2003, the Court granted Oxford’s motion to dismiss the complaint in its entirety for lack of standing and for failure to state an actionable claim. The MSNJ has appealed the dismissal of this action.

      On or about September 22, 2003, the Company and Triad Healthcare, Inc. (“Triad”) were sued in federal court in the Southern District of New York in a purported class action on behalf of all Oxford members who are or were Oxford policy holders with coverage for chiropractic care. The suit alleges that Oxford and Triad, which Oxford has engaged to assist in managing chiropractic services, have breached their disclosure obligations and fiduciary duties under ERISA by, among other things: (i) the use of inappropriate and cost-based criteria as the basis for denials; (ii) providing financial incentives to Triad to deny care; (iii) failing to disclose such financial incentives and misrepresenting that chiropractic coverage would be based on medical necessity; and (iv) intentionally delaying the payment of claims. The complaint demands the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief and attorney’s fees. On January 14, 2004, the Company filed its motion to dismiss the complaint in its entirety for failure to state a claim under ERISA.

      Although the outcome of these ERISA actions and the provider actions cannot be predicted at this time, the Company believes that the claims asserted are without merit and intends to defend the actions vigorously.

Insurance and Health Departments

      The Company is subject to regulation by various state and federal regulatory agencies, including, among others, NYSID, the New York Department of Health (“NYDOH”), the New Jersey Department of Banking and Insurance (“NJDOBI”), the New Jersey Department of Health and Senior Services (“NJDHSS”), the Connecticut Insurance Department (“CTDOI”), the California Department of Insurance, CMS and the United States Department of Labor. All of the state and federal agencies that directly regulate operation of the Company’s health plans are referred to in this section as the “Insurance Regulatory Agencies”.

      From time to time, the Company has issues pending with or has operating issues under review with and is the subject of periodic audits by the Insurance Regulatory Agencies. The Company works with these Insurance Regulatory Agencies to resolve all of these issues as they arise and considers its relationship with such Insurance Regulatory Agencies to be good. Examples of such recent regulatory issues, examinations and audits in 2003 include, but are not limited to the following matters: an annual on-site survey by the NYDOH, a financial examination by the CTDOI, a financial examination by the NYSID and a financial examination and a market conduct examination by the NJDOBI. The Company, from time to time, is also subject to inquiries from, and reviews by the Attorney General offices of New York and Connecticut. The outcome of any such examinations, inquiries and reviews cannot be predicted at this time.

Other Matters

      On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the original 1998 Prescription Drug Program Agreement with ESI in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005 and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005 (the “Termination Payments”), which Termination Payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability for the Termination Payments plus estimated defense costs. ESI subsequently notified the Company that it believes the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002, commenced an arbitration proceeding to enforce its rights and seek remedies. On January 26, 2004, the Company and ESI settled the arbitration. Pursuant to the settlement, the Company agreed to pay the remaining Termination Payment amount of $5 million along with an additional $500,000. The Company had previously established liabilities for the Termination Payment and anticipated legal costs.

      The Company has been notified by two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. One of the insurers has commenced an arbitration seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $3.5 million as of December 31, 2003, included in other receivables, representing the premium for coverage to date under the policies.

      On May 23, 2003, the Company submitted to the United States Patent and Trademark Office, a Notice of Opposition to an application by Oxford Life Insurance Company (“OLIC”), headquartered in Phoenix, Arizona, for registration of a federal service mark “www.Oxfordlife.com”. OLIC also is seeking registration of the mark “Oxford Life Insurance Company”. The Company currently has numerous marks, including federal trademark and service mark registrations, that include the terms “Oxford” and “Oxford Health Plans”. On July 28, 2003, OLIC filed an answer to the Company’s Notice of Opposition and filed a counterclaim for cancellation of all marks registered by the Company that include the word “Oxford”. Also, on July 28, 2003, OLIC filed suit in the Federal District Court for the District of Arizona seeking to cancel the Company’s federal trademark and service mark registrations that include the word “Oxford”, seeking preliminary and permanent injunctions against the Company from continuing to use trademarks and service marks that include the word “Oxford” and seeking damages against the Company. On January 14, 2004, the Company and OLIC entered into a settlement agreement to resolve this dispute. Pursuant to the settlement agreement, OLIC has the right to use and register the marks “Oxford Life Insurance Company” and “www.Oxfordlife.com” in connection with life insurance, disability insurance, long term care insurance, administration of employee benefit plans, annuity products, financial planning and certain related products, and the Company has the right to register or maintain the registration of, and use the marks “Oxford” and any variant thereof including but not limited to “Oxford Health Plans” for pre-paid health care plans, health care insurance, HMO services, managed care plans, administration and promotion of ancillary and specialty health benefit products and services in the field of health insurance, health maintenance organizations and self-funded benefit plans, insurance agency and brokerage services, health care benefit administration services and benefits administration, generally excluding those services authorized to be federally registered by OLIC. The settlement will permit the Company to maintain all of its trademark and service mark registrations and to register any new “Oxford” trademarks and service marks in the fields described above.

      The Company has a five-year pharmacy benefit management agreement (the “PBM Agreement”) with Medco, effective January 1, 2002, pursuant to which Medco provides pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. The Company also has an alliance agreement with Medco (the “Alliance Agreement”) under which the Company has furnished and will continue to furnish de-identified claim information to the vendor as well as strategic consultative and other services to Medco over the term of the agreement. On December 9, 2003, the United States Attorney for the Eastern District of Pennsylvania (“U.S. Attorney”) filed an amended complaint in an action pending in the United States District Court for the Eastern District of Pennsylvania against Medco, alleging that Medco sought to influence the awarding of the PBM Agreement by the Company through the payment of approximately $87 million pursuant to the Alliance Agreement. No action has been filed or is pending against the Company. The Company denies the allegations in the amended compliant against Medco. The U.S.

Attorney is conducting an investigation into this matter and the Company is cooperating with the investigation. The Company cannot predict whether the outcome of the complaint against Medco or the U.S. Attorney’s investigation will have an adverse effect on the Company. The Company has also responded to a request for information from the New York State Insurance Department regarding the Alliance Agreement.

      The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to its business and operations. The outcome of any such examinations and investigations, if commenced, cannot be predicted at this time.

      The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers and other parties, including various hospitals, hospital systems and insurers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals, hospital systems and other providers and reinsurers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation or arbitration, adverse judgments or other results, or could expose the Company to other liabilities. The Company believes any ultimate liability associated with these legal actions, disputes and negotiations would not have a material adverse effect on the Company’s consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded on the New York Stock Exchange under the symbol “OHP”. The following table sets forth the range of high and low sale prices for the common stock for the periods indicated as reported on the New York Stock Exchange in 2003 and 2002.

	2003		2002

	High	Low	High	Low

First Quarter	$39.25	$26.32	$42.75	$28.64
Second Quarter	44.60	27.34	51.94	40.46
Third Quarter	46.67	35.38	46.70	34.81
Fourth Quarter	46.60	39.67	44.82	32.86

      As of January 30, 2004, there were 841 shareholders of record of the Company’s common stock.

      The Company has not paid any cash dividends on its common stock since its formation through December 31, 2003. On October 28, 2003, the Company’s Board of Directors declared an initial quarterly cash dividend of $0.10 per share payable to shareholders of record on January 12, 2004. The Company paid the quarterly dividend of approximately $8.1 million on January 27, 2004. On January 30, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share payable April 27, 2004 to shareholders of record on April 12, 2004. The Company’s ability to declare and pay dividends to its shareholders may be dependent on its ability to obtain cash distributions from its operating subsidiaries. The Company’s ability to pay dividends is limited by insurance and health regulations applicable to its subsidiaries’ ability to make dividend payments or other transfers to the parent company. See “Business — Government Regulation”.

      The Company’s Board of Directors has approved a share repurchase program for up to $1 billion of the Company’s outstanding common stock through December 2004. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through December 31, 2003, the Company had repurchased approximately 23.8 million of its common shares under this program at an aggregate cost of approximately $757.2 million. At December 31, 2003, the Company had remaining repurchase authority of approximately $242.8 million.

Item 6.	Selected Consolidated Financial Data

      Revenues and Earnings, Financial Position and per common share information set forth below for each year in the five-year period ended December 31, 2003, has been derived from the consolidated financial statements of the Company. The information below is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts and operating statistics)
Revenues and Earnings:
Operating revenues	$5,351,611	$4,868,708	$4,326,182	$4,038,787	$4,115,134
Investment and other income, net	100,833	94,686	95,046	73,015	82,632
Net earnings before extraordinary item	351,853	221,965	322,421	285,419	319,940
Net earnings	351,853	221,965	322,421	265,094	319,940
Net earnings for common shares(1)	351,853	221,965	322,421	191,303	274,440
Financial Position:
Working capital	$991,187	$465,279	$468,924	$298,175	$442,693
Total assets	2,160,201	1,753,516	1,576,725	1,444,610	1,686,888
Long-term debt, less current maturities	394,000	96,250	126,876	28,000	350,000
Redeemable preferred stock	—	—	—	—	344,316
Common shareholders’ equity	727,264	496,917	462,920	459,222	98,755
Net earnings per common share before extraordinary item:
Basic	$4.26	$2.55	$3.35	$2.50	$3.38
Diluted	$4.15	$2.45	$3.21	$2.24	$3.26
Net earnings per common share:
Basic	$4.26	$2.55	$3.35	$2.26	$3.38
Diluted	$4.15	$2.45	$3.21	$2.02	$3.26
Dividends per common share	$0.10	$—	$—	$—	$—
Weighted-average number of common shares outstanding:
Basic	82,546	87,145	96,269	84,728	81,273
Diluted	84,754	90,744	100,543	94,573	84,231
Operating Statistics:
Enrollment	1,539,200	1,601,500	1,510,100	1,491,400	1,593,700
Fully insured member months	18,307,400	18,298,800	17,402,400	17,345,500	19,326,700
Self-funded member months	481,100	689,300	704,500	708,400	625,600
Medical loss ratio(2)	79.5%	79.3%	78.9%	77.5%	82.1%
Administrative loss ratio(3)	10.7%	11.8%	11.3%	11.8%	14.6%

(1)	Net earnings for common shares in 2000 includes $41.1 million of costs associated with the redemption of preferred stock.

(2)	Defined as health care services expense as a percentage of premiums earned.

(3)	Defined as marketing, general and administrative expense as a percentage of operating revenues. Excludes litigation charge for settlement, net, of $30.7 million and $151.3 million in 2003 and 2002, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s revenues consist primarily of commercial premiums derived from its HMO, EPO, POS, PPO and indemnity plans. Revenues also include reimbursements under government contracts relating to its Medicare+Choice (“Medicare”) plans, third-party administration fee revenue for self-funded plans (which is stated net of direct expenses such as third-party reinsurance premiums) and investment and other income. Since the Company provides coverage under its insured and managed care products on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

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

      The Company’s results of operations are dependent, in part, on its ability to predict and manage health care costs (through, among other things, benefit design, utilization review and case management programs, analytic tools, delegation, capitation, risk-share, risk-transfer, insurance, reinsurance and other payment arrangements with providers or groups of providers or other parties including, without limitation, arrangements with vendors related to certain types of diagnostic testing, professional services and disease management and arrangements with hospitals and physician groups) while providing members with coverage for the health care benefits provided under their contracts. However, the Company’s ability to contain such costs may be adversely affected by various factors, including, but not limited to: changes in payment methodologies, changes in the historical patterns of health care utilization and/or unit costs generally and directly or indirectly related to the war on terrorism or the concerns of members or providers due to the threat of terrorism, new technologies and health care practices, changes in hospital costs, nursing and drug shortages, changes in demographics and trends, expansion into new markets, changes in laws and regulations, changes in interpretation of existing laws and regulations, mandated benefits or practices, selection biases, increases in unit costs paid to providers, termination of provider arrangements, termination of, or disputes under, delegation, capitation, risk-transfer, insurance, reinsurance or other payment arrangements, epidemics, catastrophes, acts of terrorism or war, inability to establish or maintain acceptable compensation agreements with providers or groups of providers, operational and regulatory issues which could delay, prevent or impede those arrangements and higher utilization of medical services, including, without limitation, higher out-of-network utilization. The Company attempts to use its medical cost-containment capabilities, such as claim auditing systems, with a view to reducing the rate of increase in health care service expense.

      Results for 2003 include a net charge of $30.7 million, or $0.22 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. Included in the net charge is the recovery of approximately $14.3 million, or $0.10 per diluted share, received during the third quarter of 2003 of a claim against certain excess insurance carriers who provided insurance for the securities class action lawsuits. In addition, the 2003 period includes approximately $33.8 million, or $0.24 per diluted share, related to favorable changes in estimates of prior period medical cost reserves, primarily resulting from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than estimated in 2002.

      Results for 2002 included a pretax charge of $151.3 million, net, or $0.98 per diluted share, related to the Company’s offer to settle the securities class action lawsuits brought in 1997 and a pretax charge of $20 million, or $0.13 per diluted share, for additional estimated legal expenses associated with such litigation.

Also included in pretax earnings for 2002 were charges related to the conclusion of the Company’s information technology outsource arrangement with Computer Sciences Corporation (“CSC”) and the other than temporary impairment charge related to the Company’s prior investment in MedUnite totaling approximately $26.5 million, or $0.17 per diluted share. In addition, the 2002 period includes a reduction in estimated liabilities for New York State Market Stabilization Pools (the “Pools” or “New York Stabilization Pools”) of approximately $20.8 million for 2001 and prior years, and an increase of approximately $1.2 million in estimated recoveries for 2001 stop-loss pools for New York Mandated Plans, or a total of $0.14 per diluted share, and approximately $33.3 million, or $0.22 per diluted share, related to favorable changes in estimates of prior period medical cost reserves.

      On March 1, 2002, the Company acquired all of the outstanding stock of MedSpan, Inc., the parent company of a Connecticut managed health care organization, for cash of approximately $17.3 million. Effective January 2003, most of the assets and liabilities of MedSpan, Inc. were transferred to and assumed by Oxford Health Plans (CT), Inc., pursuant to an assumption reinsurance agreement.

      Results for 2001 were positively impacted by approximately $15 million of favorable development of prior period estimates of medical costs and recoveries from the New York Stabilization Pools.

Results of Operations

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Total revenues for the year ended December 31, 2003 were $5.45 billion, up 9.9% from $4.96 billion in the prior year. Net income attributable to common stock in 2003 totaled $351.9 million, or $4.15 per diluted common share, compared with $222 million, or $2.45 per diluted common share in 2002. Results for 2003 and 2002 were positively impacted by approximately $33.8 million and $55.3 million, respectively, of favorable development of prior period estimates of medical costs and New York Stabilization Pool recoveries. See “Liquidity and Capital Resources” and “Overview”.

      The following tables show plan revenues earned, membership by product and certain other selected information:

	For the Years Ended
	December 31,		Increase (Decrease)

	2003	2002	Amount	%

	(Dollars in thousands)
Revenues:
POS, PPO and Other Plans	$4,125,424	$3,689,110	$436,314	11.8%
HMOs	581,369	576,635	4,734	0.8%

Total Fully Insured Commercial	4,706,793	4,265,745	441,048	10.3%
Medicare	632,534	585,219	47,315	8.1%

Total premium revenues	5,339,327	4,850,964	488,363	10.1%
Third-party administration, net	12,284	17,744	(5,460)	(30.8)%
Investment and other income	100,833	94,686	6,147	6.5%

Total revenues	$5,452,444	$4,963,394	$489,050	9.9%

	As of December 31,		Increase (Decrease)

	2003	2002	Amount	%

Membership:
POS, PPO and Other Plans	1,239,400	1,252,900	(13,500)	(1.1)%
HMOs	190,500	226,600	(36,100)	(15.9)%

Total Fully Insured Commercial	1,429,900	1,479,500	(49,600)	(3.4)%
Medicare	70,800	70,100	700	1.0%
Third-party administration	38,500	51,900	(13,400)	(25.8)%

Total membership	1,539,200	1,601,500	(62,300)	(3.9)%

	For the Years Ended
	December 31,

	2003	2002

Selected Information:
Medical loss ratio	79.5%	79.3%
Administrative loss ratio	10.7%	11.8%
Per member per month premium revenue	$291.65	$265.10
Per member per month medical expense	$231.73	$210.33
Fully insured member months	18,307,400	18,298,800

      Total commercial premiums earned for the year ended December 31, 2003 was $4.71 billion, compared with $4.27 billion in the prior year. The year over year increase in premiums earned is attributable to an increase in weighted average commercial premium yields of approximately 10.4% offset partially by a decrease in member months of 0.1% for commercial products during 2003, including the effect of reductions in benefit coverage and changes in product mix. Overall commercial membership decreased by 3.4% at December 31, 2003 compared with the prior year primarily due to rationalization of the acquired MedSpan business, competitive pricing in the Company’s markets and the loss of several large groups to self-funded carriers.

      Premiums earned from the Company’s Medicare programs increased 8.1% to $632.5 million in 2003 compared with $585.2 million in 2002. The overall increase was attributable to a 3.2% increase in member months of Medicare plans and a 4.7% increase in premium yields as a result of annual rates of increase from CMS and the county-specific mix of membership, among other factors. In December 2003, the Medicare Prescription Drug Act of 2003 (“MDA”) was signed into law. MDA will increase the reimbursement rates to managed care plans offering Medicare Advantage plans. MDA will allow Oxford to provide its current and future Medicare members richer benefits. The Company is also considering re-entering counties in the Tri-State Area where it had previously discontinued offering Medicare plans. The Company cannot precisely estimate the effect of MDA or other future Medicare regulations on its business or results of operations in future periods. See “Business-Government Regulation — Medicare Regulation”.

      Investment and other income, net, increased 6.5% for the year ended December 31, 2003 compared with 2002 as follows:

	2003	2002

	(In thousands)
Investment income, net of fees	$54,734	$64,497
Net realized gains on sales of marketable securities	30,849	26,883

Investment income, net	85,583	91,380
Pharmacy alliance agreement amortization	15,200	15,200
Other income (expense), net	50	(11,894)

Investment and other income, net	$100,833	$94,686

Weighted-average pre-tax yield on investment portfolio	3.2%	4.5%

      The decrease in investment income, net of fees, was due to lower investment yields partially offset by higher invested balances. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3.2% for 2003 compared with 4.5% in the prior year. Realized gains increased 14.8% in 2003 compared with 2002. The decision to harvest gains in the investment portfolio is based upon, among other things, the Company’s investment policies, market conditions, including the ability of the Company to re-invest gains in suitable investments, where applicable, and the Company’s cash flow and tax strategies. Given the portfolio’s low current yield, the Company believes that it is unlikely to recognize comparable levels of realized gains in 2004. The increase in other income (expense), net, in 2003 compared with 2002 was due primarily to the other than temporary impairment charge related to the Company’s prior investment in MedUnite of approximately $11 million during 2002. See “Liquidity and Capital Resources”.

      Health care service expense stated as a percentage of premium revenues (the “medical loss ratio”) was 79.5% for 2003 compared with 79.3% for 2002. Health care services expense benefited from initiatives to improve health care utilization and reduce costs. Overall per member per month revenue in 2003 increased 10% to $291.65 from $265.10 in 2002 due primarily to an approximate 10.4% increase in premium yields for the Company’s commercial products and lesser increases for the Company’s Medicare programs. Overall per member per month health care services expenses increased 10.2% to $231.73 in 2003 from $210.33 in 2002 (inclusive of prior period estimate changes of costs and reserves). Included in health care services expense for the year ended December 31, 2003 are net favorable development of prior period medical cost estimates of approximately $33.8 million, primarily resulting from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than estimated in 2002 and the settlement of several liabilities aged more than one year for amounts less than previously estimated. Included in health care services expense for the year ended December 31, 2002 are a reduction to estimated reserves for New York Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and net favorable development of prior period medical cost estimates of approximately $33.3 million. For the years ended December 31, 2003 and 2002, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $56.8 million and $57.1 million, respectively, for Graduate Medical Education (“GME”) and $50.2 million and $51.9 million, respectively, for hospital Bad Debt and Charity Care (“BDCC”). Included in the 2003 expense for BDCC are credits of approximately $8.6 million representing surcharges recoverable from the pool for prior overpayments. The Company believes it has made adequate provision for incurred medical costs as of December 31, 2003. Changes to estimates of incurred medical costs are recorded in the period they arise. See “Liquidity and Capital Resources”.

      Marketing, general and administrative expenses decreased $0.3 million, or 0.1%, to $575.1 million for 2003 compared with $575.4 million for 2002, excluding the net litigation charges of approximately $30.7 million in 2003 and $151.3 million in 2002. Included in administrative expenses for the year ended December 31, 2002 are termination fees and a non-cash asset impairment charge attributable to the termination of the CSC agreement of approximately $15.5 million and additional estimated legal expenses related to the securities class action litigation of $20 million. Marketing, general and administrative expenses as a percent of operating revenue was 10.7% in 2003, compared with 11.8% in 2002, including the CSC charge and excluding the net litigation charges for estimated settlement. Excluding the charges for termination fees and asset impairments in 2002, administrative spending increased in 2003 when compared with the prior year primarily due to increased broker commissions and premium taxes, as a result of higher premium revenue, and increased payroll, benefit and corporate insurance costs. Broker commissions and premium taxes were approximately 33% of marketing, general and administrative expenses in 2003, compared with approximately 28.4% in 2002, excluding the net litigation charges for estimated settlement. Administrative costs in future periods may also be adversely affected by costs associated with responding to regulatory inquiries, investigations and other litigation, including fees and disbursements of counsel and other experts to the extent such costs are not reimbursed under existing policies of insurance. See “Legal Proceedings”.

      The Company incurred interest and other financing charges of $20.8 million and $11 million in 2003 and 2002, respectively. Effective December 3, 2003, the Company re-priced its New Term Loan, reducing the applicable margins for both LIBOR and New Base Rate Borrowings. In connection with the re-pricing, the Company expensed approximately $1.1 million of costs as a component of interest and other financing costs in December 2003. In addition, 2003 results include the write-off of approximately $3.4 million of unamortized costs associated with the former Term Loan. The Company made $2 million of scheduled repayments of its New Term Loan during the year ended December 31, 2003. The Company’s weighted average interest rate on bank debt was 4.1% in 2003 compared with 5.4% in 2002. Interest expense on delayed claims declined in 2003, reflecting more timely payment of claims and lower levels of older claims outstanding. See “Liquidity and Capital Resources.”

      The income tax expense recorded for the year ended December 31, 2003 was $231.6 million compared with $154.9 million for the year ended December 31, 2002. The effective tax rate for 2003 was 39.7% compared with 41.1% for 2002. The effective tax rate decreased in 2003 compared with 2002 as a result of changes to certain state taxes enacted by the New York State legislature retroactive to January 1, 2003. The impact of this change was to reduce the rate on certain income taxes while increasing the tax rate on premium revenue, which taxes are included in marketing, general and administrative expenses. The effective tax rate was also impacted by the composition of the Company’s business in various state taxing jurisdictions. Valuation allowances at December 31, 2003 and 2002 of approximately $3.1 million relate primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2003.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Total revenues for the year ended December 31, 2002 was $4.96 billion, up 12.3% from $4.42 billion in the prior year. Net income attributable to common stock in 2002 totaled $222 million, or $2.45 per diluted common share, compared with $322.4 million, or $3.21 per diluted common share in 2001. Results for 2002 and 2001 were positively impacted by approximately $55.3 million and $15 million, respectively, of favorable development of prior period estimates of medical costs and New York Stabilization Pool recoveries. See “Liquidity and Capital Resources” and “Overview”.

      The following tables show plan revenues earned, membership by product and certain other selected information:

	For the Years Ended
	December 31,		Increase (Decrease)

	2002	2001	Amount	%

	(Dollars in thousands)
Revenues:
POS, PPO and Other Plans	$3,689,110	$3,114,138	$574,972	18.5%
HMOs	576,635	538,958	37,677	7.0%

Total Fully Insured Commercial	4,265,745	3,653,096	612,649	16.8%
Medicare	585,219	659,295	(74,076)	(11.2)%

Total premium revenues	4,850,964	4,312,391	538,573	12.5%
Third-party administration, net	17,744	13,791	3,953	28.7%
Investment and other income	94,686	95,046	(360)	(0.4)%

Total revenues	$4,963,394	$4,421,228	$542,166	12.3%

	As of December 31,		Increase (Decrease)

	2002	2001	Amount	%

Membership:
POS, PPO and Other Plans	1,252,900	1,154,100	98,800	8.6%
HMOs	226,600	218,200	8,400	3.8%

Total Fully Insured Commercial	1,479,500	1,372,300	107,200	7.8%
Medicare	70,100	77,800	(7,700)	(9.9)%
Third-party administration	51,900	60,000	(8,100)	(13.5)%

Total membership	1,601,500	1,510,100	91,400	6.1%

	For the Years Ended
	December 31,

	2002	2001

Selected Information:
Medical loss ratio	79.3%	78.9%
Administrative loss ratio	11.8%	11.3%
Per member per month premium revenue	$265.10	$247.80
Per member per month medical expense	$210.33	$195.45
Fully insured member months	18,298,800	17,402,400

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

7.9% increase in premium yields as a result of annual rates of increase from CMS and the county-specific mix of membership, among other factors.

      Investment and other income, net, decreased 0.4% for the year ended December 31, 2002 compared with 2001 as follows:

	2002	2001

	(In thousands)
Investment income, net of fees	$64,497	$72,789
Net realized gains on sales of marketable securities	26,883	20,764

Investment income, net	91,380	93,553
Pharmacy alliance agreement amortization	15,200	—
Other (expense) income, net	(11,894)	1,493

Investment and other income, net	$94,686	$95,046

Weighted-average pre-tax yield on investment portfolio	4.5%	5.3%

      The decrease in investment income, net of fees, was primarily due to lower investment yields. The overall pre-tax yield on the portfolio declined to 4.5% for 2002 compared with 5.3% in the prior year due to interest rate and bond market dynamics. Partially offsetting this decline was an increase in capital gains realized. Realized gains increased 29.5% in 2002 compared with 2001. The decision to harvest gains in the investment portfolio is based upon, among other things, the Company’s investment policies, market conditions, including the ability of the Company to re-invest gains in suitable investments, where applicable, and the Company’s cash flow and tax strategies. During 2002, the Company recognized $15.2 million of previously unearned revenue from the Company’s pharmacy alliance agreement and recorded the other than temporary impairment charge of approximately $11 million related to the Company’s investment in MedUnite. See “Liquidity and Capital Resources”.

      Health care service expense stated as a percentage of premium revenues (the “medical loss ratio”) was 79.3% for 2002 compared with 78.9% for 2001. Health care services expense benefited from initiatives to improve health care utilization and reduce costs as well as a change in membership mix. Overall per member per month revenue in 2002 increased 7% to $265.10 from $247.80 in 2001 due primarily to an approximate 10% increase in premium yields (excluding the impact of MedSpan) for the Company’s commercial products and lesser increases for the Company’s Medicare programs. Overall per member per month health care services expenses increased 7.6% to $210.33 in 2002 from $195.45 in 2001 (inclusive of prior period estimate changes of costs and reserves). Included in health care services expense for the year ended December 31, 2002 are a reduction to estimated reserves for New York Stabilization Pools of approximately $20.8 million for 2001 and prior years, an increase of approximately $1.2 million in estimated recoveries for 2001 New York Stop Loss Pools and net favorable development of prior period medical cost estimates of approximately $33.3 million, primarily resulting from ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than assumed in 2001. For the year ended December 31, 2001, net favorable development of prior period medical cost estimates, other reserve adjustments and recoveries from the New York Stabilization Pools approximated $15 million. For the years ended December 31, 2002 and 2001, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $57.1 million and $59 million, respectively, for Graduate Medical Education and $51.9 million and $43.3 million, respectively, for hospital Bad Debt and Charity Care. The Company believes it has made adequate provision for incurred medical costs as of December 31, 2002. Changes to estimates of incurred medical costs are recorded in the period they arise. See “Liquidity and Capital Resources”.

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

      The Company incurred interest and other financing charges of $11 million and $19 million in 2002 and 2001, respectively, including $9.5 million related to its outstanding debt obligations and $1.3 million of interest on delayed claims for the year ended December 31, 2002, compared with $15.6 million related to outstanding debt obligations and $3.4 million related to delayed claims in 2001. The Company’s weighted average interest rate on bank debt was 5.43% in 2002 compared with 8% in 2001. Interest expense on delayed claims declined in 2002, reflecting more timely payment of claims and lower levels of older claims outstanding. The Company made approximately $26.3 million of scheduled repayments of its New Term Loan and approximately $0.9 million of other notes during the year ended December 31, 2002. See “Liquidity and Capital Resources”.

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

Inflation

      Although the rate of inflation has remained relatively stable in recent years, health care costs have generally been rising at a significantly higher rate than the consumer price index. The Company employs various means to reduce the negative effects of inflation. The Company has increased overall commercial premium rates when practicable in order to attempt to maintain margins. The Company’s cost-control measures and delegation, capitation, risk transfer and insurance and reinsurance arrangements with various health care providers may mitigate the effects of inflation on its operations. There is no assurance that the Company’s efforts to reduce the impact of inflation will be successful or that the Company will be able to increase premiums to offset cost increases associated with providing health care.

Liquidity and Capital Resources

      Cash provided by operations was $343.2 million in 2003 compared with $344.5 million in 2002. The change in cash flow between 2003 and 2002 was primarily the result of higher levels of net income, a reduction in income tax payments due to the timing of certain deductions for tax purposes, principally the net litigation settlement, certain risk contract recoveries and other changes in medical payables. These increases were offset in part by the net litigation settlement payment related to the 1997 securities class action litigation. As of December 31, 2003, the Company had approximately $1.9 billion in cash and marketable securities, including approximately $369.5 million at the parent company. Parent company cash is used for, among other things, capital expenditures, acquisitions, interest on debt and debt principal repayment, dividends to shareholders, stock repurchases, costs of litigation and other general corporate purposes. A significant portion of parent company cash is directly dependent upon operating profits generated by the Company’s regulated operating subsidiaries and the ability to receive dividends from those subsidiaries beyond amounts that would be payable without prior regulatory approval. There is no assurance that the Company will receive regulatory approval for future dividend payments.

      During 2003, the Company received distributions for the 2001 New York Stop Loss Pool of approximately $11.1 million. During 2002, the Company received distributions from the 2000 New York Stop Loss Pool and the 1998 Market Stabilization Pool of approximately $12.2 million and $3.6 million, respectively.

      Capital expenditures totaled approximately $14.7 million during 2003 compared with $19 million in 2002. This amount was used primarily for computer equipment and software. The Company currently anticipates that capital expenditures in 2004 will be within a range of approximately $20 million to $30 million, a significant portion of which will be devoted to management information systems. In March 2002, the Company acquired MedSpan, Inc., the parent company of a Connecticut health maintenance organization, for cash of approximately $17.3 million. Effective January 2003, the assets and liabilities of MedSpan were transferred and assumed by Oxford CT pursuant to an assumption reinsurance agreement. In May 2001, the Company purchased all of the outstanding shares of Investors Guaranty Life Insurance Company (“IGL”), a California insurance company, for approximately $11.8 million, net of cash acquired. In the fourth quarter of 2002, the Company sold its investment in MedUnite, a company originally founded by certain healthcare payors to create an Internet-based health care transaction system, in exchange for nominal consideration. The Company had made investments in MedUnite of approximately $11.4 million, which investment was fully reserved prior to sale.

      Cash provided by financing activities totaled $149.9 million for the year ended December 31, 2003, compared with cash used of $273.7 million in 2002. During 2003, the Company repaid its former term loan and entered into the New Credit Facilities, receiving net proceeds of approximately $262.5 million. Also during 2003, the Company repurchased four million shares of its common stock in open market transactions at a cost of approximately $139.9 million. Partially offsetting these amounts were proceeds received from option exercises of approximately $32.7 million. Proceeds from the exercise of stock options were approximately $31.5 million during 2002 and $29.5 million in 2001. In October 2003, the Company’s Board of Directors authorized an additional $250 million in repurchase authority through December 2004 under the existing share repurchase program. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through December 31, 2003, the Company has repurchased approximately 23.8 million of its common shares at an aggregate cost of approximately $757.2 million under this program, which was initiated in 2001. The Company had remaining repurchase authority of approximately $242.8 million as of December 31, 2003. Also in October 2003, the Company’s Board of Directors declared an initial quarterly cash dividend of $0.10 per share payable January 27, 2004 to shareholders of record on January 12, 2004. On January 30, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share payable April 27, 2004 to shareholders of record on April 12, 2004. The Company intends to fund dividends and the continuation of the share repurchase program from its free cash flow.

      On April 25, 2003, the Company entered into the New Credit Facilities. Net proceeds of the New Term Loan were used to fund the settlement of the Company’s 1997 securities class action litigation, to refinance existing debt, to finance capital improvements and the Company’s share repurchase program and for working capital purposes. Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Effective December 2, 2003, the Company re-priced its New Term Loan, reducing the applicable margins for both LIBOR and New Base Rate Borrowings. In connection with the re-pricing, the Company expensed approximately $1.1 million of costs as a component of interest and other financing costs in December 2003. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver, currently $50 million. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases and dividends to shareholders, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments (totaling $4 million at December 31, 2003) under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases and dividends. As of December 31, 2003, the parent company had cash and investments in excess of these requirements of approximately $290.5 million. In connection with the repayment of the former Term Loan, in April 2003, the Company wrote off approximately $3.4 million of unamortized debt costs as a component of interest and other financing costs.

      In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have terms of up to three years, involve the exchange of variable rate payments for fixed rate payments for a notional principal amount totaling $250 million at the outset. The effective annual interest rate on the New Term Loan, including the effect of the interest rate swap, is currently approximately 3.8%.

      Cash and investments aggregating $59.7 million at December 31, 2003 have been segregated as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO and insurance subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At December 31, 2003 and 2002, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $698 million and $551 million, respectively, or approximately $480 million and $338 million, respectively, in excess of current regulatory requirements. The Company manages its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At December 31, 2003, the Company’s statutory surplus was approximately 236% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. During 2003 and 2002, the Company’s subsidiaries paid dividends to the parent company of approximately $208 million and $235 million, respectively. In addition, dividends of approximately $21 million and $87.3 million were approved and paid in 2003 and 2002, respectively, from the Company’s insurance company, OHI, to its parent company, Oxford NY. In January 2004, the Company received regulatory approval for a dividend of $45 million from Oxford NY to the parent company. The Company intends to continue to seek additional dividends from most of its regulated subsidiaries during 2004. Although the Company received dividends from its subsidiaries in 2003 and 2002, there can be no assurances that such dividend payments or dividend payments between subsidiaries will be made in future periods. With regard to MedSpan, the Company contributed $24 million in April 2002, increasing statutory surplus in that subsidiary to approximately 165% of CAL RBC at that time.

      The Company’s medical costs payable was $671.5 million as of December 31, 2003, compared with $618.6 million as of December 31, 2002. The increase primarily reflects general medical inflation and increased physician claims during the fourth quarter of 2003. The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. During the past four years, there has been no significant adverse development of prior year’s actual claims history when compared with recorded reserves at each annual balance sheet date. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is a relatively short time lag between service provided and claim payment. During the past three years, approximately 96% of claims have been paid within six months of being incurred. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claim payments, receipts and other items subsequent to the period during which the claims were incurred. Revisions to estimates, where material, have been disclosed and are recorded in the period they arise.

      The liability for medical costs payable is also affected by delegation, capitation, risk transfer and insurance and reinsurance arrangements, including, without limitation, arrangements related to certain diagnostic testing, disease management and ancillary services, agreements with physician and other health care groups, payment methodologies and the Company’s Medicare business generally associated with specific hospitals. In determining the liability for medical costs payable, the Company accounts for the financial impact of the transfer of risk for certain Medicare members and the experience of risk-transfer providers (who may be entitled to credits from the Company for favorable experience or subject to deductions for accrued deficits) and potential claims under insurance and reinsurance agreements. From time to time, the Company may explore other delegation, capitation, risk-transfer and insurance and reinsurance arrangements with providers and other organizations. The Company believes that its reserves for medical costs payable are adequate to satisfy its ultimate claim liabilities.

      The Company has been notified by two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. One of the insurers has commenced an arbitration seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $3.5 million as of December 31, 2003, included in other receivables, representing the premium for coverage to date under the policies.

      In July 2003, the Company agreed with the vendor of disease management services for the Company’s members with congestive heart failure (“CHF”) to terminate an existing performance-based agreement for CHF disease management services, effective August 31, 2003. The CHF vendor agreed to continue to render services at least until December 31, 2003. The CHF agreement provided for monitoring of the Company’s high-risk CHF members through electronic equipment in their homes, coordination of care and member education. Pursuant to the CHF agreement, the CHF vendor was required to refund administrative fees and pay additional amounts if predetermined health care cost savings for the Company’s CHF members were not achieved. As part of the termination of the agreement, the CHF vendor refunded to the Company $14 million in administrative fees. Since the inception of the agreement, in anticipation of the return of these fees, the Company had recorded such amounts in other receivables. In October 2003, the Company entered into a new five-year performance based agreement with this vendor for the Company’s members with CHF, coronary artery disease (“CAD”) or diabetes. Pursuant to the new agreement, the vendor will seek to enroll the highest medical risk members of the Company with CHF, CAD or diabetes, into the voluntary care enhancement program, which will seek to engage members to take a more active role in managing their health by providing education to members and by coordinating care between such members and their physicians. The Company will continue to support its other members with CHF, CAD or diabetes through its internal disease management initiatives. The vendor will be paid a fixed administrative fee for the program, as well as a potential share in certain medical cost savings attributable to the Company’s members with CHF, CAD or diabetes, subject to a contractual maximum.

      The Company has risk-share agreements with two hospitals and a physician group covering approximately 22,300 and 22,650 Medicare members at December 31, 2003 and 2002, respectively. Premium revenues for the Medicare members covered under these agreements totaled approximately $205 million and $189 million in 2003 and 2002, respectively. The Company is currently negotiating with one of these hospitals to renew an agreement which expires in April 2004. The increase in premium revenue under these agreements for 2003 compared with 2002 is the result of increased CMS funding per member.

      The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pool”) for the small group and individual insurance markets. This pool operates on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets will be required to make payments to the New York Stabilization Pool, and other insurers will receive payments from the New York Stabilization Pool. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions were used to determine payments to and/or from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. At December 31, 2003, the Company has established reserves of approximately $5.3 million, $15.3 million and $6 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.2 million and $10.5 million related to the 2003 and 2001 pool years, respectively.

      The Company has also established receivables of approximately $11.5 million and $12.1 million at December 31, 2003 for the 2002 and 2003 pool years, respectively, related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pool, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the New York Mandated Plans and for the Healthy New York Plan. In January 2003, the Company received a distribution from the 2001 New York Stop Loss Pool of approximately $11.1 million. In the first quarter of 2002, the Company received distributions from the 2000 Stop Loss Pool of approximately $12.2 million, which was included in income for the year ended December 31, 2001. The NYSID has promulgated regulations that, in addition to requiring HMOs to also offer a Healthy New York product without drug benefits, change the Healthy New York program’s stop loss reinsurance, among other things. Effective January 1, 2003, 90% of paid claims between $5,000 and $75,000, on an annual basis, will be eligible for reimbursement rather than between $30,000 and $100,000, as originally implemented.

      While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2003 Pool years may differ, perhaps materially, from amounts that will ultimately be paid or received from the Pools based on final reconciliations. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pool may seek to challenge the legality of the NYSID’s regulations related to this pool or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pool. There can be no assurance that the Company will receive additional funds in the future related to the Pools. HCRA, which governs, among other things, the Stop Loss Pools, expires on June 30, 2005, unless reauthorized by the New York State legislature. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets. The impact of the ultimate resolution of these issues on the amounts recorded by the Company is unknown at this time.

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

      On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement: (i) plaintiffs settled the class’ claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice. In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement, and related legal fees and expenses. In April 2003, the Company filed suit against certain excess insurance carriers on an excess insurance policy covering the securities class action seeking to recover approximately $41.3 million. During the third quarter of 2003, the

Company agreed with certain of the excess insurance carriers to settle approximately $17.9 million of its claims for a total of approximately $14.3 million, which was reflected in income for the year ended December 31, 2003. The Company has a remaining claim of approximately $23.4 million against one excess insurance carrier. The Company intends to vigorously pursue recovery of this outstanding amount.

Contractual Obligations

      The Company is contractually obligated to make payments as follows:

	Payments Due by Period

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

	(Amounts in thousands)
Long term debt	$398,000	$4,000	$8,000	$196,000	$190,000
Operating leases	66,700	13,200	22,300	15,300	15,900
Obligations under capital lease agreement	6,216	5,749	467	—	—

Total	$470,916	$22,949	$30,767	$211,300	$205,900

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

Revenue Recognition

      Commercial membership contracts are generally established on a yearly basis subject to cancellation by the employer group, individual or the Company upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the month in which the Company is obligated to provide services to members, and are net of estimated terminations of members and groups. Premiums collected in advance of the coverage period are recorded as unearned revenue. Premiums receivable are presented net of valuation allowances for estimated uncollectable amounts, including retroactive membership adjustments, based on known activities and balances and on historical trends. The Company receives premium payments from CMS on a monthly basis for its Medicare membership. Membership and category eligibility are periodically reconciled with CMS and could result in revenue adjustments. All other material revenue is generated from investments.

      The Company evaluates the collectability of its premiums receivable based on a combination of factors. These estimates are based on the Company’s assessment of the collectability of specific accounts, the aging of premiums receivable, historical retroactivity trends, bad-debt write-offs and other known factors. If economic or industry trends change beyond the Company’s estimates or if there is a deterioration in financial condition of a major group or account, increases in the reserve for uncollectable accounts may result.

      At December 31, 2003, the Company maintained reserves for billing adjustments and doubtful accounts of $11.9 million compared with $13.5 million at December 31, 2002.

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

      The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. These estimates are reviewed by state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. Adjustments to prior period estimates, if any, are included in current period results.

      Medical costs payable also reflects payments required by or anticipated benefits from certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools include the New York Market Stabilization Pool affecting small employer group and individual products, the New York Stop Loss Pools, the Connecticut Small Employer Reinsurance Pool and New Jersey assessments related to the individual product market. Certain of the risk allocation pools have, and in the future may be, amended in ways more or less favorable to the Company and may be the target of legal challenges by insurers or other parties. HCRA, which governs, among other things, the Stop Loss Pools, expires on June 30, 2005, unless reauthorized by the New York State legislature.

      The financial impact to the Company of the New York Market Stabilization Pool is a function of how the Company compares to the entire market relative to the factors defined in the regulations. In this case, the Company considers a range of possible outcomes and establishes its liability or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. Key data considered in developing the Company’s range of outcomes includes the small group and individual enrollment of its competitors by product type and the risk profile of the Company’s membership by product. The range of outcomes also considers the likely differences between the risk profile of small group HMO and small group POS and PPO membership. Management believes this may ultimately be the key determinant of results. The dominant position of the Company in the New York City area with respect to the small group market and the relative attractiveness of the Company’s provider networks are also key considerations. Final results for any given year cannot be known with certainty until data submissions by all HMOs and insurers have been audited by the state or its designee. As a result, it is not possible to precisely forecast this outcome in advance of actual results. Final results related to the New York Market Stabilization Pools for the period 1999 to 2003 may differ significantly from current estimates. Considering the major factors that affect the outcome of the pooling mechanism as described above, and particularly the Company’s position in the New York City area, results for each year may vary from having a liability to the pool of approximately $15 million to having a receivable from the pool of approximately $15 million. At December 31, 2003, the Company has established reserves of approximately $5.3 million, $15.3 million and $6 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.2 million and $10.5 million related to the 2003 and 2001 pool years, respectively, from the New York Stabilization Pools. The Company has also established receivables of approximately $11.5 million and $12.1 million at December 31, 2003 for the 2002 and 2003 pool years, respectively, related to the New York Stop Loss Pools. Management believes that the current net receivable established as of December 31, 2003, related to the pool years 1999 through 2003 represents its best estimate in light of the limited current information available.

      Also included in medical costs payable are: (i) estimated liabilities for New York’s Graduate Medical Education (“GME”) and hospital Bad Debt and Charity Care (“BDCC”) programs, which are state health care public policy initiatives aimed at defraying the costs of other health care providers, such as hospitals; (ii) amounts due to the Company’s pharmacy benefit manager (“PBM”); and (iii) estimated liabilities for various medical contracts between the Company and certain current and former providers, some of which are currently in dispute. For a further description of the risk allocation pools and the state health care public policy initiatives referenced above, see “Business — Cautionary Statement Regarding Forward-Looking Statements”.

      Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of December 31, 2003; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s December 31, 2003 estimates of medical costs payable and actual costs payable, net earnings for the year ended December 31, 2003 would increase or decrease by approximately $4.1 million and diluted earnings per share would increase or decrease by approximately $0.05 per share.

      The following table shows the components of the change in medical costs payable for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Balances as of January 1,	$618.6	$595.1	$612.9
Business purchases	—	25.7	—
Components of health care services expense:
Estimated costs incurred	4,276.2	3,904.1	3,416.3
Estimate changes	(33.8)	(55.3)	(15.0)

Health care services expense	4,242.4	3,848.8	3,401.3

Payments for health care services related to:
Current year	(3,644.0)	(3,347.1)	(2,911.3)
Prior year	(545.5)	(503.9)	(507.8)

Total paid	(4,189.5)	(3,851.0)	(3,419.1)

Balances as of December 31,	$671.5	$618.6	$595.1

Balances as of December 31 related to:
Current year	$632.2	$557.0	$505.0
Prior years	39.3	61.6	90.1

Total	$671.5	$618.6	$595.1

      Included in estimate changes are favorable development of prior years estimated medical costs of approximately $33.8 million, $33.3 million and $8.4 million for 2003, 2002 and 2001, respectively, and estimate changes in New York market stabilization pool reserves and stop loss pool recoveries of approximately $22 million and $6.6 million for 2002 and 2001, respectively.

      The components of medical costs payable were as follows at December 31, 2003 and 2002 (in millions):

		Amounts Relating to
		Claims Incurred During

As of December 31, 2003	Total	2003	2002 and Prior

IBNR and medical claims reserves	$641.5	$615.7	$25.8
Pharmacy PBM payable	27.8	27.8	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	(4.9)	(11.3)	6.4
Other reserves	7.1	—	7.1

	$671.5	$632.2	$39.3

		Amounts Relating to
		Claims Incurred During

As of December 31, 2002	Total	2002	2001 and Prior

IBNR and medical claims reserves	$555.7	$521.8	$33.9
Pharmacy PBM payable	26.7	26.7	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	13.9	8.5	5.4
Other reserves	22.3	—	22.3

	$618.6	$557.0	$61.6

      The increase in medical costs payable in 2003 compared with 2002 was due to an increase in current year IBNR and unpaid claims reserves. During 2003, other medical reserves were reduced as a result of settlements of certain former medical contractual disputes during the year. Changes in net stabilization and stop-loss pools and BDCC and GME reserves resulted from the timing of payments to the Company under stop-loss programs and the establishment of receivables for BDCC surcharges recoverable from prior year overpayments.

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

      The Company’s consolidated balance sheet as of December 31, 2003, includes a significant amount of assets whose fair values are subject to market risk. Since a substantial portion of the Company’s investments are in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a tight duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, corporate debt and asset and mortgage backed securities with high quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a high credit rating, A or higher, and maintains an average rating of AA+ on the overall portfolio.

      In order to determine the sensitivity of the Company’s investment portfolio to changes in interest rates, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. Convexity further adjusts the estimated price change by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was calculated using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of December 31, 2003 by approximately $57.1 million and $113 million, respectively (compared to $40.5 million and $83.2 million as of December 31, 2002, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investment in debt securities as of December 31, 2003 by approximately $55.4 million and $108.5 million, respectively (compared to $41.1 million and $82.1 million as of December 31, 2002, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in-line with the estimated values. The year over year variation in the portfolio’s sensitivity to changes in interest rates is a function of increased investment balances and an increase in the average duration of the portfolio.

Item 8.	Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements and Schedule on page 49.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers’ evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accounting Fees and Services

      The information required by Items 10 through 14 is incorporated by reference to Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits and Financial Statement Schedules

1.	All financial statements — see Index to Consolidated Financial Statements and Schedules on page 49.

2.	Financial statement schedules — see Index to Consolidated Financial Statements and Schedules on page 49.

3. Exhibits — see Exhibit Index beginning on page 82.

      (b) Reports on Form 8-K

      In a report on Form 8-K dated and filed on October 28, 2003, the Company reported, under Item 5. “Other Events”, the increase of its share repurchase authority and the declaration of a quarterly cash dividend. The Company also reported, under Item 12. “Results of Operations and Financial Condition”, its third quarter 2003 financial results.

      (c) Availability of Additional Information

      The Company will provide, without charge, to its shareholders, upon the written request of any such person, a copy of its Annual Report on Form 10-K (without exhibits) for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, a copy of its Code of Business Conduct & Ethics. Any such requests should be made in writing to the Investor Relations Department, Oxford Health Plans, Inc., 48 Monroe Turnpike, Trumbull, Connecticut 06611. The Company’s 2003 Annual Report, 2003 Annual Report on Form 10-K and Code of Business Conduct & Ethics (without exhibits) and other Securities and Exchange Commission filings are also available on the Internet at www.oxfordhealth.com. The Company intends to disclose future amendments to the provisions of the Code of Business Conduct & Ethics and waivers from the Code of Business Conduct & Ethics, if any, made with respect to any of our directors and executive officers, on its Internet site.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of February, 2004.

OXFORD HEALTH PLANS, INC.

By:	/s/ CHARLES G. BERG

Charles G. Berg
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant on February 4, 2004 in the capacities indicated.

Signature	Title

/s/ CHARLES G. BERG Charles G. Berg	Principal Executive Officer, President and Director

/s/ KENT J. THIRY Kent J. Thiry	Director Non-Executive Chairman of the Board

/s/ KURT B. THOMPSON Kurt B. Thompson	Principal Financial Officer

/s/ MARC M. KOLE Marc M. Kole	Principal Accounting Officer

/s/ RICHARD C. VAUGHAN Richard C. Vaughan	Director

/s/ JONATHAN J. COSLET Jonathan J. Coslet	Director

/s/ ROBERT B. MILLIGAN, JR. Robert B. Milligan, Jr.	Director

/s/ BENJAMIN H. SAFIRSTEIN, M.D. Benjamin H. Safirstein, M.D.	Director

/s/ JOSEPH W. BROWN Joseph W. Brown	Director

/s/ ELLEN A. RUDNICK Ellen A. Rudnick	Director

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Oxford Health Plans, Inc.:

      We have audited the accompanying consolidated balance sheets of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxford Health Plans, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

ERNST & YOUNG LLP

New York, New York

January 30, 2004

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands,
	except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$536,510	$321,627
Investments — available-for-sale, at fair value	1,370,535	1,102,664
Premiums receivable, net	30,505	29,803
Other receivables	30,082	43,919
Prepaid expenses and other current assets	16,785	10,214
Deferred income taxes	45,240	111,652

Total current assets	2,029,657	1,619,879
Property and equipment, net	31,638	34,445
Deferred income taxes	9,572	9,173
Restricted cash and investments — held-to-maturity, at amortized cost	59,738	56,421
Goodwill and other intangible assets, net	21,785	24,691
Other noncurrent assets	7,811	8,907

Total assets	$2,160,201	$1,753,516

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Medical costs payable	$671,515	$618,618
Current portion of long-term debt	4,000	30,625
Trade accounts payable and accrued expenses	138,925	135,124
Reserve for litigation settlement	—	161,300
Unearned revenue	187,751	201,045
Income taxes payable	30,530	2,418
Current portion of capital lease obligations	5,749	5,470

Total current liabilities	1,038,470	1,154,600
Obligations under capital lease	467	5,749
Long-term debt	394,000	96,250
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued 106,612,822 shares in 2003 and 105,075,889 shares in 2002	1,066	1,051
Additional paid-in capital	750,919	709,258
Retained earnings	780,856	437,130
Accumulated other comprehensive income	10,622	25,038
Treasury stock, at cost	(816,199)	(675,560)

Total shareholders’ equity	727,264	496,917

Total liabilities and shareholders’ equity	$2,160,201	$1,753,516

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
Premiums earned	$5,339,327	$4,850,964	$4,312,391
Third-party administration, net	12,284	17,744	13,791
Investment and other income, net	100,833	94,686	95,046

Total revenues	5,452,444	4,963,394	4,421,228

Expenses:
Health care services	4,242,394	3,848,803	3,401,331
Marketing, general and administrative	575,128	575,433	489,143
Litigation charge for settlement, net	30,675	151,300	—
Interest and other financing charges	20,758	11,041	19,003

Total expenses	4,868,955	4,586,577	3,909,477

Earnings before income taxes	583,489	376,817	511,751
Income tax expense	231,636	154,852	189,330

Net earnings	$351,853	$221,965	$322,421

Net earnings per common share — basic	$4.26	$2.55	$3.35

Net earnings per common share — diluted	$4.15	$2.45	$3.21

Dividends per common share	$0.10	$—	$—

Weighted-average common stock and common stock equivalents outstanding:
Basic	82,546	87,145	96,269
Effect of dilutive securities:
Stock options	2,208	3,599	4,274

Diluted	84,754	90,744	100,543

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
Years Ended December 31, 2003, 2002 and 2001

	Common Stock					Accumulated
						Other
	Number		Additional	Retained		Comprehensive
	of	Par	Paid-In	Earnings	Comprehensive	Income	Treasury
	Shares	Value	Capital	(Deficit)	Income	(Loss)	Stock

	(In thousands)
Balance at January 1, 2001	98,304	$983	$561,857	$(107,256)		$3,638	$—
Exercise of stock options	2,049	21	29,473	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	12,411	—	—	—	—
Repurchase of warrants	—	—	(141,408)	—	—	—	—
Compensatory stock grants	—	—	1,920	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(366,497)
Net earnings	—	—	—	322,421	$322,421	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	3,949	3,949	—

Comprehensive income					$326,370

Balance at December 31, 2001	100,353	1,004	605,661	215,165		7,587	(366,497)
Exercise of stock options	4,723	47	64,999	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	38,278	—	—	—	—
Compensatory stock grants	—	—	320	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	(309,063)
Net earnings	—	—	—	221,965	$221,965	—	—
Appreciation in value of available-for-sale securities, net of deferred taxes	—	—	—	—	17,451	17,451	—

Comprehensive income					$239,416

Balance at December 31, 2002	105,076	1,051	709,258	437,130		25,038	(675,560)
Exercise of stock options	1,537	15	33,031	—	—	—	—
Tax benefit realized on exercise of stock options	—	—	8,188	—	—	—	—
Compensatory stock grants	—	—	442
Purchase of treasury stock	—	—	—	—	—	—	(140,639)
Net earnings	—	—	—	351,853	$351,853	—	—
Dividends declared on common shares	—	—	—	(8,127)	—	—	—
Other comprehensive income (loss)	—	—	—	—	(14,416)	(14,416)	—

Comprehensive income					$337,437

Balance at December 31, 2003	106,613	$1,066	$750,919	$780,856		$10,622	$(816,199)

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net earnings	$351,853	$221,965	$322,421
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,530	22,928	21,417
Noncash income	(16,584)	(17,519)	—
Litigation and other noncash charges	3,535	177,832	—
Deferred income taxes	75,775	(36,432)	66,127
Realized gain on sale of investments	(30,849)	(26,883)	(20,787)
Changes in assets and liabilities, net of balances acquired:
Premiums receivable	86	11,039	19,567
Other receivables	14,749	(9,241)	56,316
Prepaid expenses and other current assets	(1,571)	(4,416)	1,684
Medical costs payable	53,623	323	(17,866)
Trade accounts payable and accrued expenses	(14,683)	232	2,295
Reserve for litigation settlement	(161,300)	—	—
Income taxes payable	36,301	(7,090)	47,789
Unearned revenue	3,290	14,836	112,926
Other, net	442	(3,105)	1,920

Net cash provided by operating activities	343,197	344,469	613,809

Cash flows from investing activities:
Capital expenditures	(14,683)	(18,981)	(21,386)
Purchases of investments	(1,613,040)	(1,460,763)	(1,193,074)
Sales and maturities of investments	1,349,719	1,386,443	1,130,811
Acquisitions, net of cash acquired	—	(1,288)	(19,483)
Other, net	(210)	(75)	798

Net cash used by investing activities	(278,214)	(94,664)	(102,334)

Cash flows from financing activities:
Proceeds from exercise of stock options	32,738	31,545	29,494
Proceeds from borrowings, net	391,371	—	—
Payments under capital leases	(5,003)	(2,552)	(5,700)
Redemption of notes payable	(128,875)	(27,136)	(21,874)
Purchase of treasury shares	(139,871)	(251,509)	(366,497)
Payment of withholding tax on option exercises	(460)	(24,056)	—

Net cash provided (used) by financing activities	149,900	(273,708)	(364,577)

Net increase (decrease) in cash and cash equivalents	214,883	(23,903)	146,898
Cash and cash equivalents at beginning of year	321,627	345,530	198,632

Cash and cash equivalents at end of year	$536,510	$321,627	$345,530

Supplemental schedule of non-cash investing and financing activities:
Unrealized (depreciation) appreciation of investments	$(24,011)	$31,102	$4,920
Tax benefit realized on exercise of stock options	8,188	38,278	12,411
Dividend declared on common shares	8,127	—	—
Fair value of treasury shares associated with option exercise	308	57,554	—
Obligation under capital lease	—	13,771	—
Obligation under outsource agreement	—	—	13,603

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

      Oxford Health Plans, Inc. (“Oxford” or the “Company”) is a regional health care company providing health care coverage primarily in New York, New Jersey and Connecticut. Oxford was incorporated on September 17, 1984 and began operations in 1986. Oxford owns and operates three health maintenance organizations (“HMOs”) and two insurance companies and offers health benefits administration and certain other services.

      Oxford’s HMOs, Oxford Health Plans (NY), Inc. (“Oxford NY”), Oxford Health Plans (NJ), Inc. (“Oxford NJ”), Oxford Health Plans (CT), Inc. (“Oxford CT”), have each been granted a certificate of authority to operate as a health maintenance organization by the appropriate regulatory agency of the state in which it operates. Oxford Health Insurance, Inc. (“OHI”), a wholly-owned subsidiary of Oxford NY, currently does business under accident and health insurance licenses granted by the Department of Insurance in the states of New York and Connecticut, the Department of Banking and Insurance of New Jersey and the Commonwealth of Pennsylvania. The Company’s ancillary and specialty benefit plans are offered primarily through Oxford Benefit Management, Inc. (“OBM”). Investors Guaranty Life Insurance Company (“IGL”) is a California insurance company licensed to issue individual and group annuity, life and health insurance policies in most states. OBM and IGL are wholly owned subsidiaries of the Company. In March 2002, the Company acquired MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization. Effective January 2003, the assets and liabilities of MedSpan were transferred to and assumed by Oxford CT pursuant to an assumption reinsurance agreement.

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

(2) Summary of Significant Accounting Policies

      (a) Principles of consolidation. The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Oxford Health Plans, Inc. and its subsidiaries. All intercompany balances have been eliminated in consolidation.

      (b) Premium revenue. Membership contracts are generally established on a yearly basis subject to cancellation by the individual, employer group or Oxford upon 30 days written notice. Premiums, including premiums from both commercial and governmental programs, are due monthly and are recognized as revenue during the month in which Oxford is obligated to provide services to members, and are net of estimated terminations of members and groups. The Company receives premium payments from the federal Centers for Medicare and Medicaid Services (“CMS”) on a monthly basis for its Medicare membership. In 2003, premiums received from CMS represented approximately 11.9% of the Company’s total premium revenue earned. Membership and category eligibility are periodically reconciled with CMS and could result in revenue adjustments. The Company is not aware of any material claims, disputes or settlements relating to revenues it has received from CMS. Premiums receivable are presented net of valuation allowances for estimated uncollectable amounts and retroactive billing adjustments of approximately $11.9 million and $13.5 million in 2003 and 2002, respectively. Premium revenues are net of write-off’s and other premium adjustments of approximately $6.1 million, $4.1 million and $7 million in 2003, 2002 and 2001, respectively. A component of unearned revenue represents the portion of premiums received for which Oxford is not obligated to provide services until a future date.

      (c) Health care services cost recognition. The Company contracts with various health care providers for the provision of medical care services to its members and generally compensates those providers on a fee-for-service basis or pursuant to certain risk-sharing arrangements. Costs of health care and medical costs payable

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for health care services provided to enrollees are estimated by management based on evaluations of providers’ claims submitted and provisions for incurred but not reported or paid claims (“IBNR”). The Company estimates the provision for IBNR using standard actuarial loss development methodologies applied to loss development data summarized on the basis of the month services are rendered and the month claims are paid, processed or received, and considers other items including, without limitation, historical levels of denied claims, medical cost trends, seasonal patterns and changes in membership mix. These estimates are reviewed by state regulatory authorities on a periodic basis. The estimates for submitted claims and IBNR are made on an accrual basis and adjusted in future periods as necessary. Adjustments to prior period estimates, if any, are included in current period results. Favorable development of prior years estimated medical costs is primarily the result of ongoing incremental improvements in processes such that the level of completion of claims was, in retrospect, slightly higher than estimated in the prior periods. Medical costs payable also reflects payments required by or anticipated benefits from rebates, reinsurance, cost sharing arrangements and public policy initiatives, including the New York Market Stabilization Pools (the “Pools”). While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2003 Pool years may differ, perhaps materially, from amounts that will ultimately be paid or received from the Pools based on final reconciliations. Management believes that the Company’s reserves for medical costs payable are adequate to satisfy its ultimate unpaid claim liabilities.

      Losses, if any, are recognized when it is probable that the expected future health care cost of a group of existing contracts (and the costs necessary to maintain those contracts) will exceed the anticipated future premiums, investment income and reinsurance recoveries on those contracts. Groups of contracts are defined as commercial, individual and government contracts consistent with the method of establishing premium rates. The Company recognizes premium deficiency reserves based upon expected premium revenue, medical expense and administrative expense levels and remaining contractual obligations using the Company’s historical experience. Anticipated investment income is not included in the determination of premium deficiency reserves since its effect is deemed to be immaterial. The Company evaluates the need for premium deficiency reserves on a quarterly basis. As of December 31, 2003, there were no premium deficiency reserves required.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the components of the change in medical costs payable for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Balances as of January 1,	$618.6	$595.1	$612.9
Business purchases	—	25.7	—
Components of health care services expense:
Estimated costs incurred	4,276.2	3,904.1	3,416.3
Estimate changes	(33.8)	(55.3)	(15.0)

Health care services expense	4,242.4	3,848.8	3,401.3

Payments for health care services related to:
Current year	(3,644.0)	(3,347.1)	(2,911.3)
Prior year	(545.5)	(503.9)	(507.8)

Total paid	(4,189.5)	(3,851.0)	(3,419.1)

Balances as of December 31,	$671.5	$618.6	$595.1

Balances as of December 31 related to:
Current year	$632.2	$557.0	$505.0
Prior years	39.3	61.6	90.1

Total	$671.5	$618.6	$595.1

      Included in estimate changes are favorable development of prior years estimated medical costs of approximately $33.8 million, $33.3 million and $8.4 million for 2003, 2002 and 2001, respectively, and estimate changes in New York market stabilization pool reserves and stop loss pool recoveries of approximately $22 million and $6.6 million for 2002 and 2001, respectively.

      (d) Cash equivalents. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (e) Investments. Investments are classified as either available-for-sale or held-to-maturity. Investments that the Company has the intent and ability to hold to maturity are designated as held-to-maturity and are stated at amortized cost. The Company has determined that all other investments might be sold prior to maturity to support its investment strategies. Accordingly, these other investments are classified as available-for-sale and are stated at fair value based on quoted market prices. Unrealized gains and losses on available-for-sale investments are excluded from earnings and are reported in accumulated other comprehensive income (loss), net of income tax effects where applicable. The Company recognizes an impairment charge when the decline in the fair value of its investments below the cost basis is judged to be other than temporary. Realized gains and losses are determined on a specific identification basis and are included in results of operations. Investment income is accrued when earned and included in investment and other income. The Company requires a credit rating of A or higher on its initial acquisition of investments and maintains an average rating of AA+ on the overall portfolio.

      (f) Property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the estimated useful lives of the assets.

      (g) Computer software costs. Internal and external direct and incremental costs of $3.8 million and $3.6 million incurred in developing or obtaining computer software for internal use were capitalized for the

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2003 and 2002, respectively. These costs are presented in property and equipment and are being amortized using the straight-line method over their estimated useful lives, generally two years.

      (h) Income taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Accordingly, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation reserve against the estimated amounts of deferred taxes that it believes do not meet the more likely than not recognition criteria.

      (i) Goodwill and other intangible assets. Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) requires that the purchase accounting method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires goodwill and other indefinite-lived assets to be tested for impairment under certain circumstances, but at least annually and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Other intangible assets with finite lives are carried at cost less accumulated amortization. Amortization is computed over the useful lives of the respective assets, generally four to five years.

      (j) Impairment of long-lived assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

      (k) Earnings per share. Basic earnings per share is calculated on the weighted-average number of common shares outstanding. Diluted earnings per share is calculated on the weighted-average number of common shares and common share equivalents resulting from options outstanding.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      (l) Stock option plans. At December 31, 2003, the Company has three primary stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The Company recorded stock-based compensation expense in net earnings of approximately $0.4 million, $0.3 million and $1.9 million in 2003, 2002 and 2001, respectively, related to the modification of option terms that resulted in new measurement dates and the grant of options at other than fair market value on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the years ended December 31.

	2003	2002	2001

	(In thousands, except per share amounts)
Net earnings, as reported	$351,853	$221,965	$322,421
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,460)	(17,641)	(25,892)

Pro forma net earnings	$341,393	$204,324	$296,529

Basic earnings per share
As reported	$4.26	$2.55	$3.35
Pro forma	$4.14	$2.34	$3.08
Diluted earnings per share
As reported	$4.15	$2.45	$3.21
Pro forma	$4.03	$2.25	$2.95

      (m) Marketing costs. Marketing and other costs associated with the acquisition of plan member contracts are expensed as incurred.

      (n) Use of estimates. The accompanying consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant estimates include reserves for IBNR, estimated receivables from or payables to the Pools, litigation defense costs and settlements, reserves for bad debts and retroactivity, the fair value of intangible assets and the carrying value of investments. Actual results could differ from these and other estimates.

      (o) Business segment information. The Company operates in one principal business segment, offering commercial (large group, small group, individual and HMO) and Medicare products to a diverse group of customers primarily in New York, New Jersey and Connecticut. All products entitle an insured to obtain services from a specified subset of the Company’s provider network. Substantially all of these products are supported by the same executive management team and share common underwriting and claim functions. The Company does not allocate indirect expenses to any product lines. Assets are not separately identified by product. Accordingly, the Company does not maintain separate comprehensive profit and loss accounts for these product lines, other than tracking membership, premium revenue and medical expense. In the opinion of the Company’s management, these product lines possess similar economic characteristics and meet the aggregation criteria described in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

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

      Membership data (as of December 31) and premium revenue and medical loss ratios (for the years ended December 31), were as follows for the Company’s commercial and Medicare plans:

	2003	2002	2001

Membership:
Commercial	1,429,900	1,479,500	1,372,300
Medicare	70,800	70,100	77,800
Premium revenue (in thousands):
Commercial	$4,706,793	$4,265,745	$3,653,096
Medicare	$632,534	$585,219	$659,295
Medical loss ratio:
Commercial	78.8%	79.1%	78.4%
Medicare	84.0%	81.0%	81.2%

      The medical loss ratio, including the effect of prior year medical cost development, if any, for the Company’s commercial and Medicare plans, is defined as the ratio of health care services expense to premium revenue.

      (p) Reclassifications. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(3) Investments

      The following is a summary of marketable securities as of December 31, 2003 and 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003:	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government obligations	$507,079	$2,922	$(1,070)	$508,931
Corporate obligations	388,627	13,272	(2,233)	399,666
Municipal bonds	132,128	2,850	(361)	134,617
Mortgage and asset backed securities	324,524	4,292	(1,495)	327,321

Total investments	$1,352,358	$23,336	$(5,159)	$1,370,535

Held-to-maturity:
U.S. government obligations	$55,026	$1,328	$(359)	$55,995
Municipal bonds	4,712	188	—	4,900

Total held-to-maturity	$59,738	$1,516	$(359)	$60,895

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002:	Cost	Gains	Losses	Value

	(In thousands)
Available-for-sale:
U.S. government obligations	$374,949	$15,193	$—	$390,142
Corporate obligations	339,341	14,815	(669)	353,487
Municipal bonds	104,969	3,305	(170)	108,104
Mortgage and asset backed securities	241,217	10,234	(520)	250,931

Total investments	$1,060,476	$43,547	$(1,359)	$1,102,664

Held-to-maturity:
U.S. government obligations	$47,642	$2,679	$—	$50,321
Municipal bonds	4,758	153	—	4,911
Cash and short-term investments	4,021	—	—	4,021

Total held-to-maturity	$56,421	$2,832	$—	$59,253

      The amortized cost and estimated fair value of marketable debt securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because the issuers of securities may have the right to prepay such obligations without prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(In thousands)
Due in one year or less	$52,418	$52,827	$6,450	$6,643
Due after one year through five years	505,732	511,546	43,496	44,415
Due after five years through ten years	275,079	281,926	8,195	8,163
Due after ten years	519,129	524,236	1,597	1,674

Total	$1,352,358	$1,370,535	$59,738	$60,895

      Certain information related to marketable securities is as follows:

	2003	2002	2001

	(In thousands)
Proceeds from sale or maturity of available-for-sale securities	$1,318,374	$1,380,307	$1,111,138
Proceeds from maturity of held-to-maturity securities	31,345	6,136	19,673

Total proceeds from sale or maturity of marketable securities	$1,349,719	$1,386,443	$1,130,811

Gross realized gains on sale of available-for-sale securities	$32,553	$30,947	$21,923
Gross realized losses on sale of available-for-sale securities	(1,704)	(4,064)	(1,136)

Net realized gains on sale of marketable securities	$30,849	$26,883	$20,787

Net unrealized (loss) gain on available-for-sale securities included in comprehensive income	$(24,011)	$31,102	$4,920
Deferred income tax benefit (expense)	9,513	(13,651)	(971)

Other comprehensive (loss) income	$(14,498)	$17,451	$3,949

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net investment income, including net realized gains in 2003, 2002 and 2001 was $85.6 million, $91.4 million and $93.6 million, respectively. Other income in 2003 and 2002 includes approximately $15.2 million related to the Company’s pharmacy benefit agreement. In addition, 2002 results include investment valuation losses of approximately $13.7 million.

(4) Income Taxes

      Income tax expense (benefit) consists of:

	Current	Deferred	Total

	(In thousands)
Year ended December 31, 2003
Federal	$132,357	$64,372	$196,729
State and local	23,243	11,664	34,907

Total	$155,600	$76,036	$231,636

Year ended December 31, 2002
Federal	$155,850	$(35,707)	$120,143
State and local	40,464	(5,755)	34,709

Total	$196,314	$(41,462)	$154,852

Year ended December 31, 2001
Federal	$119,076	$30,625	$149,701
State and local	14,754	24,875	39,629

Total	$133,830	$55,500	$189,330

      Cash paid for income taxes was approximately $119.6 million, $197.3 million and $75.9 million during 2003, 2002 and 2001, respectively.

      Income tax expense differed from the amounts computed by applying the federal income tax rate of 35% to earnings before income taxes as a result of the following:

	2003	2002	2001

	(In thousands)
Income tax expense at statutory tax rate	$204,221	$131,886	$179,113
State and local income taxes, net of federal income tax benefit	22,690	22,561	31,217
Change in valuation allowance	—	—	(21,000)
Other, net	4,725	405	—

Income tax expense	$231,636	$154,852	$189,330

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 2003 and 2002 are as follows:

	2003	2002

	(In thousands)
Deferred tax assets (liabilities):
Unearned revenue	$29,810	$36,458
Trade accounts payable and accrued expenses	8,299	13,727
Medical costs payable	7,910	8,350
Property and equipment	8,413	10,502
Allowance for doubtful accounts	6,514	6,836
Net operating loss carryforwards	7,997	6,355
Restructuring related	1,283	1,864
Unrealized appreciation in value of available for sale investments	(7,637)	(17,150)
Intangible assets	(3,704)	(4,550)
Litigation settlement reserve	—	59,016
Other	(939)	2,551

Total gross deferred assets	57,946	123,959
Less valuation allowances	(3,134)	(3,134)

Net deferred tax assets	$54,812	$120,825

      The remaining valuation allowance at December 31, 2003 of $3.1 million relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at December 31, 2003.

      In light of the Company’s progress from 1999 through 2001, its estimates of future earnings and the expected timing of the reversal of other net tax deductible temporary differences, management concluded that a valuation allowance was no longer necessary for its federal and state net operating loss carryforwards and certain other temporary differences. In addition, in 2001, based on the recognition of realized gains, the valuation allowance related to capital loss carryforwards was reversed. The income tax expense recorded for the year ended December 31, 2001 included the reversal of $21 million of deferred tax valuation allowances.

(5) Property and Equipment

      Property and equipment, net of accumulated depreciation, is as follows:

	As of December 31,

	2003	2002

	(In thousands)
Land and buildings	$40	$40
Furniture and fixtures	12,221	10,627
Equipment	76,175	65,597
Leasehold improvements	31,587	29,316

Property and equipment, gross	120,023	105,580
Accumulated depreciation and amortization	(88,385)	(71,135)

Property and equipment, net	$31,638	$34,445

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization of property and equipment aggregated $17.4 million, $15.6 million and $16.3 million during the years ended December 31, 2003, 2002 and 2001, respectively.

(6) Debt

      Debt consists of the following:

	December 31,

	2003	2002

	(In thousands)
Senior Secured Term Loan, dated April 25, 2003	$398,000	$—
Senior Secured Term Loan, dated December 31, 2000	—	126,875

Total	398,000	126,875
Less current portion	(4,000)	(30,625)

Long-term debt	$394,000	$96,250

      On April 25, 2003, the Company entered into new financing arrangements consisting of a new 6-year $400 million term loan (the “New Term Loan”) and a 5-year $50 million revolving credit facility (the “Revolver”, together with the New Term Loan, the “New Credit Facilities”). Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases and dividends, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including share repurchases and shareholder dividends. A portion of the proceeds of the New Term Loan were used to retire the senior secured term loan outstanding (the “Term Loan”). In connection with the New Credit Facilities and repayment of the former Term Loan, in April 2003, the Company incurred costs, capitalized as part of other noncurrent assets, of approximately $8.6 million and wrote off approximately $3.4 million of unamortized debt costs associated with the former Term Loan as a component of interest and other financing costs in the second quarter of 2003. The costs related to the New Credit Facilities are being written off ratably to income over periods of 5 to 6 years. Effective December 2, 2003, the Company re-priced its New Term Loan, reducing the applicable margins for both LIBOR and New Base Rate Borrowings. In connection with the re-pricing, the Company expensed approximately $1.1 million as a component of interest and other financing costs in the fourth quarter of 2003.

      In connection with the New Term Loan and in order to reduce the variability of cash flows with respect to interest payments, the Company entered into interest rate swap agreements (“Swap Agreements”) during 2003 to manage its exposure to variable rate debt. The Swap Agreements effectively convert a portion of the Company’s variable-rate debt to a fixed rate basis. The Swap Agreements are classified as cash flow hedges and have terms of up to three years, maturing from May 2004 through May 2006. The Company records the Swap Agreements on its consolidated balance sheet as an offset to other non-current assets at their then fair value and adjusts the Swap Agreements to current market value through other comprehensive income. The Company anticipates that the Swap Agreements will continue to be effective, but it will recognize all or a

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of any unrealized gain or loss related to these contracts directly to income to the extent they are deemed to no longer be effective.

      The notional amount of the Swap Agreements was $250 million and the estimated unrealized gain on the Swap Agreements was approximately $0.1 million at December 31, 2003. The effective annual interest rate on the New Term Loan, including the effect of the Swap Agreements, is currently approximately 3.8%.

      The Company made cash payments for interest expense on indebtedness and delayed claims of approximately $13.3 million, $10.5 million and $16.1 million in 2003, 2002 and 2001, respectively.

(7) Share Repurchase Program

      The Company’s Board of Directors has approved a share repurchase program for up to $1 billion of the Company’s outstanding common stock through December 2004. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Under this program, during the three years ended December 31, 2001, 2002 and 2003, the Company repurchased 12,961,000 shares, 6,833,700 shares and 4,036,700 shares, respectively, of its common stock at a cost of approximately $366.1 million, $251.3 million and $139.8 million, respectively. As of December 31, 2003, the Company had repurchased a total of 23,831,400 shares of its common stock under this program at a total cost of approximately $757.2 million. The Company had remaining share repurchase authority of approximately $242.8 million at December 31, 2003.

(8) Stock Option Plans

      The Company grants fixed stock options under its 1991 Stock Option Plan, as amended (the “1991 Plan”), to certain directors, employees and consultants, under its 1997 Independent Contractor Stock Option Plan (the “Independent Contractor Plan”) to certain independent contractors who materially contribute to the long-term success of the Company and under its 2002 Nonemployee Director Stock Option Plan (the “2002 Director Plan”) to outside directors to purchase common stock at a price not less than 100% of quoted market value at date of grant. Prior to 2002, stock options were granted to nonemployee directors under a predecessor 1991 Nonemployee Director Plan (the “1991 Director Plan”), which expired by its terms in 2001 except as to options outstanding. In 2002, the Company obtained Board and shareholder approval of a new 2002 Equity Incentive Compensation Plan (the “2002 Plan”) pursuant to which the Company can issue stock options, restricted stock, stock appreciation rights and other forms of equity compensation to certain directors, employees and consultants. To date, the Company has not issued any awards under the 2002 Plan.

      The 1991 Plan and the 2002 Plan provide for granting of nonqualified stock options and incentive stock options which vest as determined by the Board of Directors and expire over varying terms, but not more than seven years from date of grant. As stated above, the 2002 Plan also provides for awards of restricted stock, stock appreciation rights and other equity-based awards. The Independent Contractor Plan provides for granting of nonqualified stock options that vest as determined by the Company and expire over varying terms, but not more than seven years from the date of the grant. The 1991 Plan, the 2002 Plan and the Independent Contractor Plan are administered by a compensation committee currently comprised of three members of the Board of Directors as selected by the Board. The committee determines the individuals to whom awards shall be granted as well as the terms and conditions of each award, the grant date and the duration of each award. All options are initially granted at fair market value on the date of grant.

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

      Stock option activity for all fixed option plans, adjusted for all stock splits, is summarized as follows:

		Weighted-Average
	Shares	Exercise Prices

Outstanding at January 1, 2001	10,393,999	$16.03
Granted	6,835,575	31.00
Exercised	(2,051,109)	14.40
Cancelled	(1,716,678)	27.06

Outstanding at December 31, 2001	13,461,787	22.47
Granted	384,000	38.47
Exercised	(4,729,771)	13.75
Cancelled	(1,722,627)	30.29

Outstanding at December 31, 2002	7,393,389	27.06
Granted	2,473,300	27.53
Exercised	(1,536,933)	21.50
Cancelled	(452,300)	31.54

Outstanding at December 31, 2003	7,877,456	28.03

Exercisable at December 31, 2003	3,010,981	$25.97

      As of December 31, 2003, there were 17,282,559 shares of common stock reserved for issuance under the plans, including 9,405,103 shares reserved for future grant.

      Information about fixed stock options outstanding at December 31, 2003, is summarized as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining
Range of Exercise Prices	Outstanding	Exercise Price	Contractual Life

$ 5.01-$15.00	92,675	$12.04	3.24 Years
15.01- 20.00	1,000,025	16.13	3.87 Years
20.01- 25.00	73,875	22.85	5.01 Years
25.01- 30.00	4,530,745	26.44	5.58 Years
30.01- 50.00	2,170,136	37.54	4.45 Years
50.01- 74.00	10,000	59.38	3.36 Years

5.01- 74.00	7,877,456	28.03	5.02 Years

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about fixed stock options exercisable at December 31, 2003, is summarized as follows:

		Weighted-
Range of	Number	Average
Exercise Prices	Exercisable	Exercise Price

$ 5.01-$15.00	92,675	$12.04
15.01- 20.00	1,000,025	16.13
20.01- 25.00	49,875	22.13
25.01- 30.00	926,645	26.02
30.01- 50.00	931,761	37.72
50.01- 74.00	10,000	59.38

5.01- 74.00	3,010,981	25.97

      The Company applies APB Opinion No. 25 and related interpretations in accounting for the plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans other than for modifications of option terms that result in new measurement dates.

      The per share weighted-average fair value of stock options granted was $10.82, $19.52 and $15.25 during 2003, 2002 and 2001, respectively, estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of approximately 1% for 2003, expected volatility of 55.6%, 68.09% and 70.71% during 2003, 2002 and 2001, respectively, risk-free interest rates of 1.86%, 2.17% and 3.70% in 2003, 2002 and 2001, respectively, and expected lives of four years.

(9) Comprehensive Income

      The following table summarizes comprehensive income adjustments for the three years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Investment Securities:
Net unrealized gain on available-for-sale securities	$6,838	$58,290	$25,707
Income tax expense on above	(2,701)	(23,226)	(9,514)
Reclassification adjustments for gains recognized in income	(30,849)	(26,883)	(20,787)
Income tax benefit on above	12,214	9,270	8,543

	(14,498)	17,451	3,949

Cash Flow Hedges:
Holding gain related to interest rate swaps	136	—	—
Income tax expense on above	(54)	—	—

	82	—	—

Net (loss) gain recognized in other comprehensive income	$(14,416)	$17,451	$3,949

(10) Leases

      Oxford leases office space and equipment under operating leases. Rent expense under operating leases for the years ended December 31, 2003, 2002, and 2001 was approximately $10.9 million, $12.2 million and $11.2 million, respectively. The Company’s lease terms range from one to ten years with certain options to renew. Certain lease agreements provide for escalation of payments based on fluctuations in certain published cost-of-living indices.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property held under capital leases is summarized as follows and is included in property and equipment:

	2003	2002

	(In thousands)
Computer equipment	$13,608	$13,608
Other equipment	163	163

Gross	13,771	13,771
Less accumulated amortization	(8,263)	(2,754)

Net capital lease assets	$5,508	$11,017

      Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003, are as follows:

Operating
Leases

(In thousands)
2004	$13,200
2005	12,300
2006	10,000
2007	9,000
2008	6,300
Thereafter	15,900

Total minimum future rental payments	$66,700

      The above amounts for operating leases are net of estimated future minimum subrentals aggregating approximately $5.2 million.

(11) Outsourcing Agreement

      In December 2000, the Company entered into a five-year agreement with Computer Sciences Corporation (“CSC”) to outsource certain of its information technology operations, including data center, help desk services, desktop systems and network operations.

      CSC was expected to invoice the Company for base operating and capital costs under the original agreement totaling approximately $195 million over the agreement term. Costs for CSC services and equipment utilization fluctuated based on the Company’s actual usage and were billed by CSC at rates established in the agreement. Costs for equipment purchased by CSC that was used for the Company’s operations were capitalized as leased assets and amortized over periods ranging from three to five years based on estimated useful lives, providing that all such equipment was to be fully amortized by the end of the agreement. For the year ended December 31, 2001, the Company capitalized equipment purchases by CSC of approximately $28 million and expensed approximately $31.6 million for operating costs provided by CSC under the original agreement.

      In April 2002, the Company agreed with CSC to conclude its information technology outsourcing arrangement. As part of the conclusion of the original agreement, the Company recorded a charge of $15.5 million during the second quarter of 2002, which is included in marketing, general and administrative expenses. The Company entered into a new agreement with CSC effective July 15, 2002, whereby the Company, among other things, leases certain information technology equipment with a fair value of approximately $14 million from CSC over a term of thirty months. The Company capitalized this equipment as leased assets.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12) Pharmacy Benefit Manager Agreement

      In September 2001, the Company entered into a five-year agreement with Medco, effective beginning January 1, 2002, pursuant to which Medco provides pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. If the Company terminates the pharmacy services agreement during 2004, the Company must pay a termination payment of $5 million. This agreement provided for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Medco under which the Company has furnished and will continue to furnish de-identified claim information and furnish strategic consultative and other services to Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received a total of $87.4 million in the third and fourth quarters of 2001. Substantially all such amounts are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002. The amount recognized in income included approximately $15.2 million in other income for 2003 and 2002 and approximately $1.4 million and $2.3 million, respectively, as an offset to administrative expense.

      In connection with its new pharmacy benefits agreement, the Company provided for costs related to the settlement of its prior pharmacy benefits arrangements. Pursuant to the settlement reached on January 26, 2004, the Company agreed to pay $5.5 million. The Company had established a liability for this amount as of December 31, 2003.

(13) Acquisitions

      In May 2001, the Company acquired all of the outstanding stock of Investors Guaranty Life Insurance Company (“IGL”) for a purchase price of approximately $11.8 million, net of cash acquired. The acquisition has been accounted for as a purchase business combination.

      On March 1, 2002, the Company acquired all of the outstanding common stock of MedSpan, Inc. and its subsidiary, MedSpan Health Options, Inc. (together, “MedSpan”), a Connecticut managed healthcare organization, for cash of approximately $17.3 million. Effective January 2003, most of the assets and liabilities of MedSpan were transferred to and assumed by Oxford Health Plans (CT), Inc., pursuant to an assumption reinsurance agreement.

      In December 2002, the Company sold its investment in MedUnite Inc. (“MedUnite”), an independent, development stage company initially conceived and financed by a number of the nation’s largest health care payors, in exchange for nominal consideration. The Company had made investments totaling approximately $11.4 million in MedUnite. This investment was fully reserved prior to sale.

(14) Employee Benefit and Incentive Plans

      The Company has a qualified defined contribution 401(k) savings plan (the “Savings Plan”) that covers all employees with six months of service and at least a part-time employment status as defined. Employees may contribute up to a maximum of 30% of compensation, as defined, up to a maximum annual contribution of $12,000 in 2003. Employee participants are not permitted to invest their contributions in the Company’s common stock. The Savings Plan also provides that the Company make matching contributions, currently 4% up to certain limits, of the salary contributions made by the participants. Of this matching contribution, 1% is in Company stock and 3% may be directed by the participant into several investment choices, including Company stock. The Company’s contributions to the Savings Plan were approximately $3.6 million, $3.2 million and $1.4 million in 2003, 2002 and 2001, respectively.

      The Company has a program that provides eligible employees with an annual cash bonus if the Company achieves certain pre-established financial and operating goals. The Company recorded expense under this bonus program of approximately $10.3 million, $12.1 million and $11 million during 2003, 2002 and 2001,

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Bonuses to be paid in 2004 related to 2003 are recorded in accounts payable and accrued expenses as of December 31, 2003.

      The Company has a Long-Term Incentive Plan (“LTIP”) for members of senior management. The LTIP links cash awards to earnings per share (“EPS”) performance over a two or three year program period. The first payment under the LTIP will be made in early 2004 based upon EPS performance of the Company for the performance period 2001-2003. Additional cash awards are anticipated to be paid during 2005 and 2006 for LTIP performance periods that were in place as of December 31, 2003. Individual participants may elect to receive a portion of their LTIP payments in 2005 and beyond in restricted stock units based on their ownership of Oxford stock. The Company has total LTIP accruals recorded of $11.2 million in trade accounts payable and accrued expenses as of December 31, 2003. LTIP expense recorded was approximately $6.2 million, $3.2 million and $1.8 million during 2003, 2002 and 2001, respectively.

      Beginning in 2004, the Company began offering a nonqualified deferred compensation plan to members of senior management, other key executives and the Company’s board of directors that provides the opportunity to defer a specified percentage of their applicable compensation, including, among other things, salary, annual bonus, LTIP awards or director’s fees, if applicable. The obligations under this plan will be unfunded and unsecured general obligations of the Company.

(15) Regulatory and Contractual Capital Requirements

      Certain restricted cash and investments at December 31, 2003 and 2002, are held on deposit with various financial institutions to comply with state regulatory capital requirements. As of December 31, 2003, approximately $59.7 million was so restricted and is shown as restricted cash and investments in the accompanying consolidated balance sheet. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At December 31, 2003 and 2002, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $698 million and $551 million, respectively, or approximately $480 million and $338 million, respectively, in excess of current regulatory requirements. The Company currently manages its statutory surplus primarily against National Association of Insurance Commissioners Company Action Level (“CAL”) Risk Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At December 31, 2003, the Company’s statutory surplus was approximately 236% of CAL RBC, compared with approximately 200% at December 31, 2002.

      In addition to the foregoing requirements, the Company’s HMO and insurance subsidiaries are subject to certain restrictions on their abilities to make dividend payments, loans or other transfers of cash to Oxford. These restrictions limit the ability of the Company to use cash generated by the subsidiary operations to pay obligations of Oxford, including principal debt service and other financing costs, and limit the Company’s ability to declare and pay shareholder dividends.

      During 2003 and 2002, the Company’s subsidiaries paid dividends to the parent company of approximately $208 million and $235 million, respectively, and the Company made cash contributions to its MedSpan HMO subsidiary of $24 million during 2002. The capital contribution was made to ensure that the subsidiary had sufficient surplus under applicable regulations after giving effect to operating results and reductions to surplus resulting from the non-admissibility of certain assets. In addition, dividends of $21 million and $87.3 million were approved and paid in 2003 and 2002, respectively, from the Company’s insurance company, OHI, to its parent company, Oxford NY. In January 2004, the Company received regulatory approval for a dividend of $45 million from Oxford NY to the parent company.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16) Concentrations of Credit Risk

      Concentrations of credit risk with respect to premiums receivable are limited due to the large number of employer groups comprising the Company’s customer base. As of December 31, 2003 and 2002, the Company had no significant concentrations of such credit risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of obligations of the United States government, certain state governmental entities and high-grade corporate bonds and notes and mortgage and asset backed securities. These investments are managed by professional investment managers within the guidelines established by the Board of Directors, which, as a matter of policy, limit the amounts which may be invested in any one issuer and prescribe certain minimum investee company criteria.

      The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 72% of its commercial premium revenues received from New York business for the year ended December 31, 2003. As a result, changes in regulatory, market or health care provider conditions in any of these states, particularly New York, could have a material adverse effect on the Company’s business, financial condition or results of operations. In addition, the Company’s revenue under its contracts with CMS represented approximately 12% of its premium revenue earned during 2003.

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

      On March 3, 2003, the Company agreed with the plaintiffs to settle the Securities Class Action Litigation for $225 million (the “Settlement”). In connection with the Settlement, the Company incurred an additional pretax charge of $45 million, net of insurance recoverable, in the first quarter of 2003, which charge, along with prior charges, fully covers all of the Company’s expenses relating to the Settlement and related legal fees and expenses. The Court granted final approval to the Settlement on June 11, 2003. The excess insurance carriers responsible for the first $25 million under the Company’s $200 million Excess Insurance policies contributed $25 million to the Settlement, but the other carriers under the policies refused to contribute to the Settlement. Accordingly, the Company paid $200 million of the Settlement and paid the Excess Insurance carriers an additional premium of $8 million. Also, in connection with the Settlement, (i) plaintiffs settled the class’ claims against KPMG LLP for $75 million and (ii) a derivative shareholder action against KPMG LLP in the name of the Company pending in state court was dismissed with prejudice.

      Subject to the terms of the Excess Insurance policies, the Excess Insurance carriers agreed to pay 90% of the amount, if any, by which covered costs exceed a retention amount (the “Retention”), provided that the aggregate amount of insurance under these policies is limited to $200 million. Under the insurance carriers’ interpretation of the Excess Insurance policies, the Company was required to pay a $161.3 million retention and the additional $8 million premium, and, if the Excess Insurance carriers had fully participated in the Settlement, the Company would have to pay approximately $6.4 million in co-insurance. Under the

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s interpretation of the Excess Insurance policies, the Company was required to pay a $151.3 million retention, the additional $8 million premium and approximately $7.4 million in co-insurance if the insurance carriers had fully participated in the Settlement. Accordingly, under the insurance carriers’ interpretation, the Company’s payment of the Settlement without the full benefit of the Excess Insurance coverage resulted in the Company paying an additional approximately $32.3 million, and, under the Company’s interpretation, approximately $41.3 million. On April 25, 2003, the Company filed suit in Delaware state court against the Excess Insurance carriers that refused to contribute to the settlement to recover at least $41.3 million under the terms of the Excess Insurance policies. During the third quarter of 2003, the Company agreed with certain of the Excess Insurance carriers to settle approximately $17.9 million of its claims for a total of approximately $14.3 million which was reflected in income for the third quarter ended September 30, 2003. The Company has a remaining claim of approximately $23.4 million against one Excess Insurance carrier. The Company intends to vigorously pursue recovery of this outstanding amount. The Company has not recorded any additional recoveries at December 31, 2003 related to a potential favorable outcome of this litigation.

      On September 7, 2000, the Connecticut Attorney General filed suit against four Health Maintenance Organizations (“HMOs”), including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who were enrolled in plans governed by the Employee Retirement Income Security Act (“ERISA”). The suit alleged that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things: (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit sought preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claimed violations of ERISA, were nearly identical to that filed by the Connecticut Attorney General. The complaint demanded the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and Racketeering Influenced and Corrupt Organizations (“RICO”) cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding (the “Subscriber Track”). The Company reached agreement to settle the Patel action by paying the individual plaintiffs a total of $12,500, which case has now been dismissed. By Orders dated September 18, 2003, Judge Moreno granted the motion of Oxford and other defendants to dismiss the Connecticut Attorney General action and ruled that the Subscriber Track in this MDL was closed in light of the dismissal of all cases in that track. The Connecticut Attorney General has appealed the dismissal of this action.

      On February 14, 2001, the Connecticut State Medical Society (“CSMS”) filed a lawsuit against the Company’s Connecticut HMO subsidiary in Connecticut state court on behalf of both itself and its members who had Oxford contracts. The suit asserted claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misrepresentation based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The Court ruled on December 13, 2001 that CSMS lacked standing to assert any claims on behalf of its member physicians, and on October 25, 2002 granted the Company’s motion to strike the complaint for failure to state a claim under CUTPA. On November 12, 2002, CSMS filed a notice of appeal with respect to the Court’s October 25th decision. The appeal is now fully briefed.

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

      On April 12, 2002, Dr. John Sutter, a New Jersey physician, filed a purported class action complaint against the Company in New Jersey state court, on behalf of all New Jersey providers who provide or have provided health care services to members of Oxford’s health plans. The suit asserts claims for breach of contract, breach of the implied duty of good faith and fair dealing, and violations of the New Jersey Prompt Pay Act and Consumer Fraud Act, and seeks compensatory damages, treble damages on the Consumer Fraud Act claim, punitive damages, reformation of the provider contracts, and attorney’s fees and costs. On October 25, 2002, the Court dismissed the complaint and granted the Company’s motion to compel arbitration. On or about December 11, 2002, Dr. Sutter filed the same purported class action complaint with the American Arbitration Association. The parties are now engaged in discovery to determine whether the arbitration may proceed as a class.

      On or about May 8, 2002, the Medical Society of New Jersey (“MSNJ”) filed separate lawsuits against the Company and four other HMOs in New Jersey chancery court, on behalf of itself and its members who have contracted with Oxford and the other defendants. The suit against the Company asserted several claims, including violations of the New Jersey Prompt Pay Act and Consumer Fraud Act and tortious interference with prospective economic relations, based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iv) failure to provide adequate staffing to handle physician inquiries; and (v) practice of forcing physicians into unfair contracts that infringe on relationships with patients. The complaint sought a permanent injunction enjoining the Company from pursuing the complained of acts and practices, as well as attorney’s fees and costs. By order dated September 22, 2003, the Court granted Oxford’s motion to dismiss the complaint in its entirety for lack of standing and for failure to state an actionable claim. The MSNJ has appealed the dismissal of this action.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On or about September 22, 2003, the Company and Triad Healthcare, Inc. (“Triad”) were sued in federal court in the Southern District of New York in a purported class action on behalf of all Oxford members who are or were Oxford policy holders with coverage for chiropractic care. The suit alleges that Oxford and Triad, which Oxford has engaged to assist in managing chiropractic services, have breached their disclosure obligations and fiduciary duties under ERISA by, among other things: (i) the use of inappropriate and cost-based criteria as the basis for denials; (ii) providing financial incentives to Triad to deny care; (iii) failing to disclose such financial incentives and misrepresenting that chiropractic coverage would be based on medical necessity; and (iv) intentionally delaying the payment of claims. The complaint demands the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief and attorney’s fees. On January 14, 2004, the Company filed its motion to dismiss the complaint in its entirety for failure to state a claim under ERISA.

      On March 30, 2001, the Company and Express Scripts, Inc. (“ESI”) executed a Settlement Agreement and an Amendment to a 1998 Prescription Drug Program Agreement (the “Amended ESI Agreement”), which agreements resolved the Company’s claims against ESI and ESI’s subsidiary, Diversified Pharmaceutical Services, Inc., under the risk arrangement portions of the original 1998 Prescription Drug Program Agreement with ESI in exchange for a payment to the Company of $37 million. The Amended ESI Agreement further provided that, among other things, (i) ESI would continue to administer the Company’s prescription drug benefits until December 31, 2005; and (ii) in the event that the Company terminated the agreement without cause prior to this date, ESI would be entitled to certain annual payments through 2005 (the “Termination Payments”), which Termination Payments would constitute ESI’s sole remedy for such early termination. In September 2001, the Company formally notified ESI that it would terminate its agreement with ESI on December 31, 2001 and recorded an estimated liability for the Termination Payments plus estimated defense costs. ESI subsequently notified the Company that it believed the Company’s termination constitutes a material breach of the Amended ESI Agreement and, on March 6, 2002 commenced an arbitration proceeding to enforce its rights and seek remedies. On January 26, 2004, the Company and ESI settled the arbitration. Pursuant to the settlement, the Company agreed to pay the remaining Termination Payment amount of $5 million along with an additional $500,000.

      On May 23, 2003, the Company submitted to the United States Patent and Trademark Office, a Notice of Opposition to an application by Oxford Life Insurance Company (“OLIC”), headquartered in Phoenix, Arizona, for registration of a federal service mark “www.Oxfordlife.com”. OLIC also is seeking registration of the mark “Oxford Life Insurance Company”. The Company currently has numerous marks, including federal trademark and service mark registrations, that include the terms “Oxford” and “Oxford Health Plans”. On July 28, 2003, OLIC filed an answer to the Company’s Notice of Opposition and filed a counterclaim for cancellation of all marks registered by the Company that include the word “Oxford”. Also, on July 28, 2003, OLIC filed suit in the Federal District Court for the District of Arizona seeking to cancel the Company’s federal trademark and service mark registrations that include the word “Oxford”, seeking preliminary and permanent injunctions against the Company from continuing to use trademarks and service marks that include the word “Oxford” and seeking damages against the Company. On January 14, 2004, the Company and OLIC entered into a settlement agreement to resolve this dispute. Pursuant to the settlement agreement, OLIC has the right to use and register the marks “Oxford Life Insurance Company” and “www.Oxfordlife.com” in connection with life insurance, disability insurance, long term care insurance, administration of employee benefit plans, annuity products, financial planning and certain related products, and the Company has the right to register or maintain the registration of, and use the marks “Oxford” and any variant thereof including but not limited to “Oxford Health Plans” for pre-paid health care plans, health care insurance, HMO services, managed care plans, administration and promotion of ancillary and specialty health benefit products and services in the field of health insurance, health maintenance organizations and self-funded benefit programs, insurance agency and brokerage services, health care benefit administration services and benefits administration, generally excluding those services authorized to be federally registered by OLIC. The settlement will

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permit the Company to maintain all of its trademark and service mark registrations and to register any new “Oxford” trademarks and service marks in the fields described above.

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

Long-term debt: The carrying amount of long-term debt, including the current portion, approximates fair value as the interest rates of outstanding debt are similar to like borrowing arrangements at December 31, 2003.

Interest rate swap agreements: Fair values are estimated using values obtained from independent pricing services.

(19) Government Programs

      During 2003, 2002 and 2001, the Company earned premiums of $632.5 million, $585.2 million and $659.3 million, respectively, associated with Medicare.

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

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Quarterly Information (Unaudited)

      Tabulated below are certain data for each quarter of 2003 and 2002.

	Quarter Ended

	March 31	June 30	September 30	December 31

	(In thousands, except membership
	and per share amounts)
Year ended December 31, 2003:
Net operating revenues	$1,313,577	$1,334,325	$1,349,074	$1,354,635
Operating expenses	1,176,359	1,233,012	1,197,207	1,210,944
Net earnings	$72,925	$72,476	$111,000	$95,452
Per common and common equivalent share:
Basic	$0.87	$0.87	$1.35	$1.18
Diluted	$0.86	$0.85	$1.31	$1.14
Membership at quarter-end	1,592,600	1,568,200	1,554,300	1,539,200
Year ended December 31, 2002:
Net operating revenues	$1,147,968	$1,207,253	$1,246,364	$1,267,123
Operating expenses	1,044,629	1,128,743	1,079,996	1,170,868
Net earnings	71,443	52,873	23,808	73,841
Per common and common equivalent share:
Basic	$0.82	$0.60	$0.27	$0.86
Diluted	$0.78	$0.58	$0.26	$0.84
Membership at quarter-end	1,574,500	1,601,800	1,611,100	1,601,500

      Net operating revenues include premiums earned and third-party administration fees, net. Operating expenses include health care services and marketing, general and administrative expenses and exclude the net litigation charge for settlement. Net earnings per common and common equivalent share is computed independently for each of the quarters presented in accordance with SFAS 128. Therefore, the sum of the quarterly net earnings per common and common equivalent share may not equal the total computed for the year or any cumulative interim period.

      For the three months ended March 31, 2003, the Company recorded a net charge of $45.0 million, or $0.32 per diluted share, related to the final settlement of the securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock.

      For the three months ended September 30, 2003, the Company settled a claim against certain excess insurance carriers related to securities class action lawsuits brought in 1997 and received a payment of approximately $14.3 million, or $0.10 per diluted share.

      In April 2002, the Company agreed with CSC to conclude its information technology outsourcing arrangement and entered into a new agreement with CSC effective July 15, 2002. As a result of the conclusion of the original agreement, the Company recorded a charge of $15.5 million, which was included in marketing, general and administrative expenses, during the second quarter of 2002.

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

OXFORD HEALTH PLANS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(In thousands)
Current assets:
Cash and cash equivalents	$179,276	$42,260
Investments — available-for-sale	190,228	82,085
Receivables, net	6,060	14,049
Deferred income taxes	30,512	105,392
Other current assets	11,523	9,773

Total current assets	417,599	253,559
Property and equipment, net	31,638	34,157
Investments in and advances to subsidiaries, net	717,505	599,295
Goodwill and other intangible assets, net	19,207	—
Deferred income taxes	9,572	7,368
Other assets	7,761	3,858

Total assets	$1,203,282	$898,237

Current liabilities:
Accounts payable, accrued expenses and medical claims payable	$21,959	$35,345
Current portion of long-term debt	4,000	30,625
Unearned revenue	49,843	66,581
Reserve for litigation settlement	—	161,300
Current portion of capital lease obligations	5,749	5,470

Total current liabilities	81,551	299,321

Capital lease obligation	467	5,749
Long-term debt	394,000	96,250
Shareholders’ equity:
Common stock	1,066	1,051
Additional paid-in capital	750,919	709,258
Retained earnings	780,856	437,130
Accumulated other comprehensive earnings	10,622	25,038
Treasury stock	(816,199)	(675,560)

Total shareholders’ equity	727,264	496,917

Total liabilities and shareholders’ equity	$1,203,282	$898,237

OXFORD HEALTH PLANS, INC.

CONDENSED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Revenues-management fees and investment and other income, net	$421,015	$403,551	$368,615

Expenses:
Health care services	(5,440)	(3,342)	(1,488)
Marketing, general and administrative	376,831	406,044	364,987
Interest and other financing charges	20,654	9,745	15,602
Litigation charge for estimated settlement, net	30,675	151,300	—

Total expenses	422,720	563,747	379,101

Operating loss	(1,705)	(160,196)	(10,486)
Equity in net earnings of subsidiaries	351,910	314,307	287,874

Earnings before income taxes	350,205	154,111	277,388
Income tax benefit(1)	(1,648)	(67,854)	(45,033)

Net earnings	$351,853	$221,965	$322,421

(1)	Income tax expense (benefit) includes the tax on a separate company basis plus the net effects of the tax sharing agreements with its subsidiaries. In addition, 2001 includes the effect of the reversal of $21 million of deferred tax valuation reserves.

During 2003, 2002 and 2001, the Registrant received cash dividends from its consolidated subsidiaries aggregating $208 million, $235 million and $328.4 million, respectively.

OXFORD HEALTH PLANS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(In thousands)
Net cash provided by operating activities(1)	$111,583	$245,622	$492,450

Cash flows from investing activities:
Capital expenditures	(14,683)	(18,981)	(21,386)
Sale or maturity of investments	144,484	314,567	39,061
Purchase of investments	(253,171)	(334,683)	(95,260)
Acquisitions and other investments	—	—	(7,667)
Other, net	(1,097)	28,141	4,836

Net cash used by investing activities	(124,467)	(10,956)	(80,416)

Cash flow from financing activities:
Proceeds from exercise of stock options	32,738	31,545	29,494
Proceeds from borrowings, net	391,371	—	—
Redemption of notes payable	(128,875)	(26,251)	(21,874)
Payment of withholding tax on option exercises	(460)	(24,056)	—
Investments in and advances to subsidiaries, net	—	(42,182)	(12,760)
Payments under capital lease obligations	(5,003)	(2,552)	(5,700)
Purchase of treasury stock	(139,871)	(251,509)	(366,497)

Net cash provided (used) by financing activities	149,900	(315,005)	(377,337)

Net increase (decrease) in cash and cash equivalents	137,016	(80,339)	34,697
Cash and cash equivalents at beginning of year	42,260	122,599	87,902

Cash and cash equivalents at end of year	$179,276	$42,260	$122,599

(1)	Includes cash dividends received from consolidated subsidiaries of $208 million, $235 million and $328.4 million, respectively, in 2003, 2002 and 2001. Also included in 2003 are net litigation payments of approximately $200 million related to the settlement of the 1997 securities class action litigation.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

		Charged
	Balance at	(Credited) to	Deductions/	Balance at
	Beginning of	Costs and	Write-offs	End of
	Period	Expenses	(1)	Period

	(In thousands)
Year ended December 31, 2003
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$13,526	$(453)	$1,167	$11,906

Year ended December 31, 2002
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$19,785	$(3,500)	$2,759	$13,526

Year ended December 31, 2001
Deducted from Accounts Receivable:
Allowance for doubtful accounts and billing adjustments	$28,620	$(7,674)	$1,161	$19,785

(1)	Excludes write-offs and other premium adjustments recorded in 2003, 2002 and 2001 of approximately $6.1 million, $4.1 million and $7 million, respectively, as reductions to premium revenue.

EXHIBIT INDEX

Exhibit No.			Description of Document

3	(a)	—	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, previously filed with and incorporated by reference to the Registrant’s Form 10-Q/ A for the quarterly period ended September 30, 2000 (File No. 0-19442)
3	(b)	—	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)
4	(a)	—	Form of Stock Certificate, incorporated by reference to Exhibit 4 of the Registrant’s Registration Statement on Form S-1 (File No. 33-40539)
10	(a)	—	Employment Agreement, dated as of September 30, 2002, between the Registrant and Charles G. Berg, incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002 (File No. 001-16437)
10	(b)	—	Employment Agreement, dated as of October 14, 2002, between the Registrant and Steven H. Black, incorporated by reference to Exhibit 10(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)
10	(c)	—	Employment Agreement, dated as of July 1, 1998, between the Registrant and Kevin R. Hill, incorporated by reference to Exhibit 10(a) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)
10	(d)	—	Employment Agreement, dated as of April 1, 1998, between the Registrant and Alan Muney, M.D., M.H.A., incorporated by reference to Exhibit 10(d) of the Registrant’s Form 10-Q for the quarterly period ended June 30, 1998 (File No. 0-19442)
10	(e)	—	Employment Agreement, dated as of September 1, 2000, as amended, by and between the Registrant and Daniel N. Gregoire, incorporated by reference to Exhibit 10(p) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-19442)
10	(f)	—	Oxford Health Plans, Inc. Stock Option Agreement, dated as of December 1, 2000, by and between the Registrant and Daniel N. Gregoire, incorporated by reference to Exhibit 10(q) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-19442)
10	(g)	—	Letter Agreement, dated as of July 22, 1998, by and between the Registrant and Kurt B. Thompson, incorporated by reference to the Exhibit 10(y) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-19442)
10	(h)	—	Employment Agreement, dated March 15, 2000, by and between the Registrant and Kurt B. Thompson, incorporated by reference to Exhibit 10(z) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 0-19442)
10	(i)	—	1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(t) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-19442)
10	(j)	—	1997 Independent Contractor Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed on September 16, 1997 (File No. 0-19442)
10	(k)	—	Oxford Health Plans, Inc. 401(k) Plan, as amended, incorporated by reference to Exhibit 10(v) of the Registrant’s Annual report on Form 10-K for the year ended December 31, 2000 (File No. 0-19442)
10	(l)	—	Non-Employee Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 10(l)(ii) of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-19442)
10	(m)	—	Oxford Health Plans, Inc. 2002 Equity Incentive Compensation Plan, incorporated by reference to the Registrant’s Form S-8 filed on September 30, 2002 (File No. 333-100206)
10	(n)	—	Oxford Health Plans, Inc. 2002 Non-Employee Director Stock Option Plan, incorporated by reference to the Registrant’s Form S-8 filed on September 30, 2002 (File No. 333-100202)

Exhibit No.			Description of Document

10	(o)	—	Oxford Health Plans, Inc. Special Salary Continuation Plan, as amended*
10	(p)	—	Oxford Health Plans, Inc. Deferred Compensation Plan*
10	(q)	—	Oxford Health Plans, Inc. 2001 Management Incentive Compensation Plan, incorporated by reference to Exhibit 10(b) of the Registrant’s report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 0-19442)
10	(r)	—	Credit Agreement, dated as of April 25, 2003, among the Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agent, and the other parties thereto, incorporated by reference to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 33-40539)
10	(s)	—	First Amendment to Credit Agreement, dated as of December 2, 2003, among the Registrant, the financial institutions listed therein as Lenders, Credit Suisse First Boston, as Administrative Agent and the other parties thereto*
21		—	Subsidiaries of the Registrant*
23	(a)	—	Consent of Ernst & Young LLP*
31	(a)	—	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification*
31	(b)	—	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification*
32	(a)	—	Chief Executive Officer Section 1350 Certification*†
32	(b)	—	Chief Financial Officer Section 1350 Certification*†

*	Filed herewith.

†	These certifications are not deemed “filed”for purposes of Section 18 of the Exchange Act (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such certifications are not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates them by reference.