Form 10-Q
period 2004-03-31
OXFORD HEALTH PLANS INC
filed 2004-04-27
CIK 865084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes [X]         No [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding on April 23, 2004, net of treasury shares acquired, was 81,522,679.

OXFORD HEALTH PLANS, INC.
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$617,168	$536,510
Investments – available-for-sale, at fair value	1,383,185	1,370,535
Premiums receivable, net	38,200	30,505
Other receivables	30,966	30,082
Prepaid expenses and other current assets	15,209	16,785
Deferred income taxes	36,329	45,240

Total current assets	2,121,057	2,029,657
Property and equipment, net	37,422	31,638
Deferred income taxes	9,390	9,572
Restricted cash and investments-held-to-maturity, at amortized cost	59,554	59,738
Goodwill and other intangible assets, net	21,161	21,785
Other noncurrent assets	6,394	7,811

Total assets	$2,254,978	$2,160,201

Liabilities and Shareholders’ Equity
Current liabilities:
Medical costs payable	$692,915	$671,515
Current portion of long-term debt	4,000	4,000
Trade accounts payable and accrued expenses	146,861	138,925
Unearned revenue	144,971	187,751
Income taxes payable	45,340	30,530
Current portion of capital lease obligations	4,811	5,749

Total current liabilities	1,038,898	1,038,470
Obligations under capital lease	—	467
Long-term debt	393,000	394,000
Shareholders’ equity:
Preferred stock, $.01 par value, authorized 2,000,000 shares; none issued and outstanding	—	—
Common stock, $.01 par value, authorized 400,000,000 shares; issued and outstanding 106,847,681 shares in 2004 and 106,612,822 shares in 2003	1,068	1,066
Additional paid-in capital	776,408	750,919
Retained earnings	859,369	780,856
Accumulated other comprehensive income	18,655	10,622
Treasury stock, at cost	(816,199)	(816,199)
Unearned restricted stock unit compensation	(16,221)	—

Total shareholders’ equity	823,080	727,264

Total liabilities and shareholders’ equity	$2,254,978	$2,160,201

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Income Statements
Three Months Ended March 31, 2004 and 2003
(In thousands, except share data)
(Unaudited)

	2004	2003
Revenues:
Premiums earned	$1,384,248	$1,310,460
Third-party administration, net	2,888	3,117
Investment and other income	24,109	31,555

Total revenues	1,411,245	1,345,132

Expenses:
Health care services	1,118,457	1,034,109
Marketing, general and administrative	147,275	142,250
Litigation charge for settlement	—	45,000
Interest and other financing charges	4,594	2,228

Total expenses	1,270,326	1,223,587

Income before income taxes	140,919	121,545
Income tax expense	54,254	48,620

Net income	$86,665	$72,925

Earnings per common and common equivalent share:
Basic	$1.07	$0.87
Diluted	$1.03	$0.86
Dividends per common share	$0.10	—
Weighted-average common shares outstanding-basic	81,365	83,762
Effect of dilutive securities:
Stock options	3,166	1,470

Weighted-average common shares outstanding-diluted	84,531	85,232

See accompanying notes to consolidated financial statements.

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2004 and 2003
(In thousands)
(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$86,665	$72,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,256	6,070
Non-cash income	(4,146)	(4,146)
Litigation and other non-cash charges	274	45,000
Deferred income taxes	5,300	(11,240)
Realized gain on sale of investments	(4,854)	(13,723)
Changes in assets and liabilities:
Premiums receivable	(7,695)	(7,736)
Other receivables	(884)	808
Prepaid expenses and other current assets	1,576	(5,520)
Medical costs payable	21,400	56,353
Trade accounts payable and accrued expenses	(15,994)	(23,131)
Income taxes payable	14,810	43,290
Unearned revenue	(38,634)	(45,229)
Other, net	(7)	427

Net cash provided by operating activities	65,067	114,148

Cash flows from investing activities:
Capital expenditures	(10,640)	(3,588)
Purchases of available-for-sale investments	(394,401)	(462,412)
Sales and maturities of available-for-sale investments	423,404	457,677

Net cash provided (used) by investing activities	18,363	(8,323)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,760	7,659
Cash dividends paid	(8,127)	—
Repayment of notes payable	(1,000)	(7,656)
Payments under capital leases	(1,405)	(1,344)
Purchase of treasury shares	—	(24,237)

Net cash used by financing activities	(2,772)	(25,578)

Net increase in cash and cash equivalents	80,658	80,247
Cash and cash equivalents at beginning of period	536,510	321,627

Cash and cash equivalents at end of period	$617,168	$401,874

Supplemental cash flow information:
Cash payments for income taxes	$34,145	$16,573
Cash payments for interest	4,269	2,139
Supplemental schedule of non-cash investing and financing activities:
Unrealized appreciation (depreciation) of investments	14,125	(10,501)
Tax benefit realized on exercise of stock options	1,236	553
Dividend declared on common shares	8,152	—

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

     The consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, included in the Company’s Form 10-K filed with the SEC for the fiscal year ended December 31, 2003.

(2) Debt

     Debt consists of the following:

	As of	As of
	March 31,	December 31,
(In thousands)	2004	2003
Senior Secured Term Loan, dated April 25, 2003	$397,000	$398,000
Less current portion	(4,000)	(4,000)

Long-term debt	$393,000	$394,000

     On April 25, 2003, the Company entered into new financing arrangements consisting of a six-year $400 million term loan (the “New Term Loan”) and a five-year $50 million revolving credit facility (the “Revolver”, together with the New Term Loan, the “New Credit Facilities”). Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”) or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (i) the prime rate or (ii) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including share repurchases and dividends, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments in excess of these minimum requirements are available for restricted payments, as defined, including share repurchases and shareholder dividends. A portion of the proceeds of the New Term Loan was used to retire the senior secured term loan outstanding (the “Term Loan”). In connection with the New Credit Facilities and repayment of the former Term Loan, in April 2003, the Company incurred costs, capitalized as part of other non-current assets, of approximately $8.6 million and wrote off approximately $3.4 million of unamortized debt costs associated with the former Term Loan as a component of interest and other financing costs in the second quarter of 2003. The costs related to the New Credit Facilities are being written off ratably to income over periods of five to six years. Effective December 2, 2003, the Company re-priced its New Term Loan, reducing the applicable margins for both LIBOR and New Base Rate Borrowings. On March 26, 2004, Moody’s Investor Service upgraded Oxford from a Ba2 rating to a Baa3 rating. As a result of the upgrade, the interest rate on the New Term Loan has dropped 25 basis points effective March 26, 2004.

     In connection with the New Term Loan and in order to reduce the variability of cash flows with respect to interest payments, the Company entered into interest rate swap agreements (“Swap Agreements”) during 2003 to manage its exposure to variable-rate debt. The Swap Agreements effectively convert a portion of the Company’s variable-rate debt to a fixed-rate basis. The Swap Agreements are classified as cash flow hedges and have terms of up to three years, maturing from May 2004 through May 2006. The Company records the Swap Agreements on its consolidated balance sheet as an offset to other non-current assets at their then fair value and adjusts the Swap Agreements to current market value through other comprehensive income. The Company anticipates that the Swap Agreements will continue to be effective, but it will recognize all or a portion of any unrealized gain or loss related to these contracts directly to income to the extent they are deemed to no longer be effective. The notional amount of the Swap Agreements was $250 million and the estimated unrealized loss on the Swap Agreements was approximately $0.9 million at March 31, 2004.

     The effective annual interest rate on the New Term Loan, including the effect of the Swap Agreements, was approximately 3.6% as of March 31, 2004.

(3) Comprehensive Income

     The following table summarizes comprehensive income adjustments for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended
	March 31,
	2004	2003
Investment Securities:
Net unrealized gain on available-for-sale securities	$18,977	$3,223
Income tax expense on above	(7,306)	(1,289)
Reclassification adjustments for gains recognized in income	(4,854)	(13,723)
Income tax benefit on above	1,869	5,489

	8,686	(6,300)

Cash Flow Hedges:
Holding loss related to interest rate swaps	(1,062)	—
Income tax benefit on above	409	—

	(653)	—

Net gain/(loss) recognized in other comprehensive income	$8,033	$(6,300)

(4) Dividends from Regulated Subsidiaries

     For the three months ended March 31, 2004, Oxford received dividends of $53 million from its subsidiaries. No dividends were received from subsidiaries in the quarter ended March 31, 2003. On April 1, 2003, Oxford received a dividend of $50 million from its New York HMO subsidiary.

(5) Contingencies

     In connection with the securities class action litigation settled in 2003, the Company has a remaining claim of approximately $23.4 million against one insurance carrier that provided certain additional coverage of, among other things, certain judgments and settlements incurred by the Company. The Company intends to vigorously pursue recovery of this outstanding amount. The Company has not recorded any recoveries at March 31, 2004 related to a potential favorable outcome of this litigation.

     On September 7, 2000, the Connecticut Attorney General filed suit against four Health Maintenance Organizations (“HMOs”), including the Company, in the federal district court in Connecticut, on behalf of a putative class consisting of all Connecticut members of the defendant HMOs who were enrolled in plans governed by the Employee Retirement Income Security Act (“ERISA”). The suit alleged that the named HMOs breached their disclosure obligations and fiduciary duties under ERISA by, among other things: (i) failing to timely pay claims; (ii) the use of inappropriate and arbitrary coverage guidelines as the basis for denials; (iii) the inappropriate use of drug formularies; (iv) failing to respond to member communications and complaints; and (v) failing to disclose essential coverage and appeal information. The suit sought preliminary and permanent injunctions enjoining the defendants from pursuing the complained of acts and practices. Also, on September 7, 2000, a group of plaintiffs’ law firms commenced an action in federal district court in Connecticut against the Company and four other HMOs on behalf of a putative national class consisting of all members of the defendant HMOs who are or have been enrolled in plans governed by ERISA within the past six years. The substantive allegations of this complaint, which also claimed violations of ERISA, were nearly identical to that filed by the Connecticut Attorney General. The complaint demanded the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief. Although this complaint was dismissed without prejudice as to the Oxford defendants, another identical complaint against the Company was filed on December 28, 2000 in the federal district court in Connecticut under the caption Patel v. Oxford Health Plans of Connecticut, Inc. (the “Patel action”). On November 30, 2000, the Judicial Panel on Multidistrict Litigation (“JPML”) issued a Conditional Transfer Order, directing that the Connecticut Attorney General action be transferred to the Southern District of Florida for consolidated pretrial proceedings along with various other ERISA and Racketeering Influenced and Corrupt Organizations (“RICO”) cases pending against other HMOs, which order was confirmed on April 17, 2001. On November 13, 2001, the JPML issued a Conditional Transfer Order, directing that the Patel action also be transferred to the consolidated proceedings in Florida, which order was confirmed on February 20, 2002. By Order dated September 26, 2002, Judge Moreno of the Southern District of Florida, denied the motion for class certification made by plaintiffs in the member proceeding (the “Subscriber Track”). The Company reached agreement to settle the Patel action by paying the individual plaintiffs a total of $12,500, which case has now been dismissed. By Orders dated September 18, 2003, Judge Moreno granted the motion of Oxford and other defendants to dismiss the Connecticut Attorney General action and ruled that the Subscriber Track in this multidistrict litigation was closed in light of the dismissal of all cases in that track. The Connecticut Attorney General has appealed the dismissal of this action.

     On February 14, 2001, the Connecticut State Medical Society (“CSMS”) filed a lawsuit against the Company’s Connecticut HMO subsidiary in Connecticut state court on behalf of both itself and its members who had Oxford contracts. The suit asserted claims for breach of contract, breach of the implied duty of good faith and fair dealing, violation of the Connecticut Unfair Trade Practices Act (“CUTPA”) and negligent misrepresentation based on, among other things, the Company’s alleged: (i) failure to timely pay claims or interest; (ii) refusal to pay all or part of claims by improperly “bundling” or “downcoding” claims, or by including unrelated claims in “global rates”; (iii) use of inappropriate and arbitrary coverage guidelines as the basis for denials; and (iv) failure to provide adequate staffing to handle physician inquiries. The Court ruled on December 13, 2001 that CSMS lacked standing to assert any claims on behalf of its member physicians, and on October 25, 2002 granted the Company’s motion to strike the complaint for failure to state a claim under CUTPA. On November 12, 2002, CSMS filed a notice of appeal with respect to the Court’s October 25, 2002 decision. A hearing on the appeal was held on April 14, 2004.

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

     On or about September 22, 2003, the Company and Triad Healthcare, Inc. (“Triad”) were sued in federal court in the Southern District of New York in a purported class action on behalf of all Oxford members who are or were Oxford policyholders with coverage for chiropractic care. The suit alleges that Oxford and Triad, which Oxford has engaged to assist in managing chiropractic services, have breached their disclosure obligations and fiduciary duties under ERISA by, among other things: (i) the use of inappropriate and cost-based criteria as the basis for denials; (ii) providing financial incentives to Triad to deny care; (iii) failing to disclose such financial incentives and misrepresenting that chiropractic coverage would be based on medical necessity; and (iv) intentionally delaying the payment of claims. The complaint demands the restitution of premiums paid and/or the disgorgement of profits, in addition to injunctive relief and attorney’s fees. On January 14, 2004, the Company filed a motion to dismiss the complaint in its entirety for failure to state a claim under ERISA.

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

(6) Share Repurchase Program

     The Company’s Board of Directors approved a share repurchase program for up to $1 billion of the Company’s outstanding common stock through December 2004. The program authorized the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. As of March 31, 2004, the Company had repurchased a total of 23,831,400 shares of its common stock under this program at a total cost of approximately $757.2 million. The Company had remaining share repurchase authority of approximately $242.8 million at March 31, 2004. See Note 11.

(7) Pharmacy Benefit Manager Agreement

     In September 2001, the Company entered into a five-year agreement with Medco Health Services, Inc. ("Medco"), effective beginning January 1, 2002, pursuant to which Medco provides pharmacy benefit management services, including retail and mail-order pharmacy services, to the Company’s members. If the Company terminates the pharmacy services agreement during 2004, the Company must pay a termination payment of $5 million. This agreement provided for a payment of $4.5 million to Oxford to offset systems and other costs associated with implementation of designated services. In addition to the pharmacy services agreement, the Company also entered into an alliance agreement with Medco under which the Company has furnished and will continue to furnish de-identified claim information and furnish strategic consultative and other services to Medco over a five-year period in return for a total payment of approximately $82.9 million. The Company received a total of $87.4 million in the third and fourth quarters of 2001. Substantially all such amounts are being amortized on a straight-line basis to income over a period of 60 months beginning January 1, 2002.

     In connection with its new pharmacy benefits agreement, the Company provided for costs related to the settlement of its prior pharmacy benefits arrangements. Pursuant to a settlement reached on January 26, 2004, the Company paid $5.5 million of previously accrued liabilities during the first quarter of 2004.

(8) Stock Option Plans

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net earnings to the extent options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three months ended March 31, 2004 and 2003:

		Three Months Ended
		March 31,
(In thousands, except per share amounts)		2004	2003
Net earnings, as reported		$86,665	$72,925
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,851)	(2,813)

Pro forma net earnings		$83,814	$70,112

Basic earnings per share	As reported	$1.07	$0.87
	Pro forma	$1.03	$0.84
Diluted earnings per share	As reported	$1.03	$0.86
	Pro forma	$0.99	$0.82

(9) Restricted Stock Unit Awards

     On March 2, 2004, the Company granted 344,301 shares of common stock as restricted stock unit awards to certain eligible members of management. The restricted stock units vest ratably upon the third, fourth and fifth anniversaries of the date of the award, except for the restricted stock units awarded to the Company’s Chief Executive Officer, which vest on the fifth anniversary of the date of the award. Upon vesting, the restricted stock units will be paid in shares of Oxford common stock. Upon a change in control, the restricted stock units are subject to accelerated vesting if (i) the successor company does not assume or convert outstanding awards or (ii) the employee is terminated within eighteen months following the change in control without cause or the employee terminates for good reason.

     The market value of the award at grant date of approximately $16.5 million was recorded through additional paid-in capital and unearned restricted stock unit compensation within shareholders’ equity. The fair value of the restricted unit awards is being amortized to compensation expense on a straight-line basis over the five-year vesting period. Administrative expenses in the first quarter of 2004 include $0.3 million of compensation expense related to these awards.

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

     The notational amount of the Swap Agreements was $250 million and the estimated unrealized loss on the Swap Agreements was approximately $ 0.9 million at March 31, 2004.

(11) Subsequent Event

     On April 26, 2004, the Company and UnitedHealth Group ("United") entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company will be merged with a wholly owned subsidiary of United. In connection with this Agreement, the Company’s Board of Directors voted to terminate the Company’s share repurchase program and suspend the payment of future cash dividends. The previously declared dividend was paid as scheduled on April 27, 2004 to shareholders of record as of April 12, 2004.

Report of Independent Accountants

The Board of Directors
Oxford Health Plans, Inc.
Trumbull, Connecticut

     We have reviewed the accompanying consolidated balance sheet of Oxford Health Plans, Inc. and subsidiaries (the “Company”) as of March 31, 2004 and the consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

     Based on our review, we are not aware of any material modifications that should be made to the financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 for them to be in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

New York, New York
April 26, 2004

Item 2. Management’s Discussion and Analysis of Financial
             Condition and Results of Operations

     The following table shows membership by product:

	As of March 31,		Increase	(Decrease)

	2004	2003	Amount	%
Membership:
POS, PPO and Other Plans	1,216,600	1,276,800	(60,200)	(4.7)%
HMOs	187,500	204,000	(16,500)	(8.1)%

Total Fully Insured Commercial	1,404,100	1,480,800	(76,700)	(5.2)%
Medicare	70,400	70,700	(300)	(0.4)%
Third-party administration	37,100	41,100	(4,000)	(9.7)%

Total membership	1,511,600	1,592,600	(81,000)	(5.1)%

	Three Months
	Ended March 31,
	2004	2003
Selected Information:
Medical loss ratio	80.8%	78.9%
Administrative loss ratio(1)	10.6%	10.8%
Per member per month premium revenue	$312.18	$283.99
Per member per month medical expense	$252.24	$224.10
Fully insured member months (000’s)	4,434.1	4,614.5

	Three Months
	Ended March 31,
(In thousands)	2004	2003
Operating Revenue:
POS, PPO and Other Plans	$1,067,538	$1,007,276
HMOs	149,607	147,773

Total Fully Insured Commercial	1,217,145	1,155,049
Medicare	167,103	155,411
Third-party administration, net	2,888	3,117

Total Operating Revenue	$1,387,136	$1,313,577

(1)  Excludes $45 million litigation charge in the first quarter of 2003.

Results of Operations

Overview

     The Company’s revenues consist primarily of commercial premiums derived from its Point of Service (“POS”), Preferred Provider Organization (“PPO”), Health Maintenance Organization (“HMO”) and other plans. Revenues also include reimbursements under government contracts relating to the Oxford Medicare Advantage plan (“Medicare”), third-party administration fee revenue for self-funded plan services (which is stated net of direct expenses such as third-party reinsurance premiums) and investment and other income. Since the Company provides coverage under its indemnity and insured managed care products on a prepaid basis, with premium levels fixed for one-year periods, unexpected cost increases during the annual contract period cannot be passed on to employer groups or members.

     For the three months ended March 31, 2003, the Company recorded a charge of $45 million, or $0.32 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock.

     Health care services expense primarily comprises payments to physicians, hospitals and other health care providers under fully insured health care business and includes an estimated amount for incurred but not reported or paid claims (“IBNR”). The Company estimates IBNR and other medical expense based on a number of factors, including prior claims experience. The increase in medical costs payable from December 31, 2003 to March 31, 2004 primarily reflects increases in IBNR and unpaid claims reserves. See “Cautionary Statement Regarding Forward-Looking Statements”.

The three months ended March 31, 2004 compared with the three months ended March 31, 2003

     Total revenues for the quarter ended March 31, 2004 were $1.41 billion, up 4.9% from $1.35 billion during the same period in the prior year. Net income for the first quarter of 2004 totaled $86.7 million, or $1.03 per diluted share, compared with net income of $72.9 million, or $0.86 per diluted share, for the first quarter of 2003. For the three months ended March 31, 2003, the Company recorded a pretax charge of $45 million, or $0.32 per diluted share, related to the final settlement of securities class action lawsuits brought in 1997 following the October 27, 1997 decline in the price of the Company’s stock. In addition, pretax income for the first quarter of 2004 and 2003 include approximately $0.5 million and $7.1 million, respectively, of favorable development of prior period estimates of medical costs, or a total of $0.01 per diluted share in the 2004 period and $0.05 per diluted share in the 2003 period.

     Membership in the Company’s fully insured commercial health care programs decreased by approximately 76,700 members as of March 31, 2004 from the level of such membership as of March 31, 2003, and by approximately 25,800 members since year-end 2003. The Company believes that the decrease is attributable to regional economic conditions and competitive pricing in the Company’s markets, as well as to a shift by several large groups toward self-funded plans.

     Total commercial premiums earned for the three months ended March 31, 2004, increased 5.4% to $1.22 billion, compared with $1.16 billion in the same period in the prior year. The increase in premiums earned over the 2003 quarter is attributable to a 9.9% increase in weighted average commercial premium yield (including the effect of reductions in benefit coverage and changes in product mix) offset by a 4.1% decrease in member months. Commercial premium yields for the full year 2004 are expected to be approximately 9 to 10% higher in the Company’s core commercial business than in the full year 2003, including the estimated effects of reductions in benefit coverage and changes in product mix.

     Membership in Medicare programs decreased by approximately 300 members compared with March 31, 2003, and by approximately 400 members since year-end 2003. Premiums earned from Medicare programs increased 7.5% to $167.1 million in the first quarter of 2004, compared with $155.4 million in the first quarter of 2003. The revenue increase was the result of increases in average premium yields of Medicare programs, as well as a result of changes in the demographic mix of the Medicare business. In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”) was signed into law. MMA has increased the reimbursement rates in 2004 to managed care plans offering Medicare Advantage plans. MMA allows Oxford to provide its current and future Medicare members improved benefits. The Company has decided to re-enter certain of the counties in its service area where it had previously discontinued offering Medicare plans. The impact of re-entering these counties is not expected to be material to 2004 results. The Company cannot precisely estimate the effect of MMA or other future Medicare laws and regulations on its business or results of operations in future periods.

     Investment and other income, net, decreased 23.6% for the quarter ended March 31, 2004 compared with 2003 as follows (in thousands):

	Three months
	ended March 31,
	2004	2003
Investment income, net of fees	$14,952	$13,991
Net realized gains on sales of marketable securities	4,854	13,723

Investment income, net	19,806	27,714
Pharmacy alliance agreement amortization	3,801	3,801
Other income, net	502	40

Investment and other income, net	$24,109	$31,555

Weighted-average pre-tax yield on investment portfolio	3.0%	3.6%

     The increase in investment income, net of fees, was due to higher invested balances partially offset by lower investment yields. Due to interest rate and bond market dynamics during the past year, the overall pre-tax yield on the portfolio declined to 3% for the first quarter of 2004 compared with 3.6% in the prior year’s first quarter. Realized gains decreased in the first quarter of 2004 compared with the first quarter of 2003. The decision to harvest gains in the investment portfolio is based upon, among other things, the Company’s investment policies, market conditions, including the ability of the Company to re-invest gains in suitable investments, where applicable, and the Company’s cash flow and tax strategies.

     Health care services expense stated as a percentage of premium revenues (the “medical loss ratio” or “MLR”) was 80.8% for the first quarter of 2004 compared with 78.9% for the first quarter of 2003. The total reported medical loss ratio for the first quarter of 2004 reflects a 12.6% net increase in total per member per month medical costs, partially offset by a 9.9% total increase in average overall premium yield. Commercial per member per month medical costs increased approximately 11.8% compared with the 2003 first quarter after adjusting the reported per member per month commercial medical cost increase for cumulative net favorable development of prior period medical reserve estimate changes of approximately $3.3 million and $8 million for the three month periods ended March 31, 2004 and 2003, respectively, and the impact of one additional business day in the first quarter of 2004. Adjusting for one additional business day in the first quarter of 2004 compared to 2003, commercial per member per month medical costs increased 10.7%. Health care services expense for the three months ended March 31, 2004 and 2003 included total net favorable development of prior period medical cost estimates of approximately $0.5 million and $7.1 million, respectively. For the three months ended March 31, 2004 and 2003, pursuant to the Health Care Reform Act in New York (“HCRA”), the Company expensed $15.8 million and $14.6 million, respectively, for Graduate Medical Education and $14.2 million and $12.9 million, respectively, for hospital Bad Debt and Charity Care. The Company believes it has made adequate provision for incurred medical costs as of March 31, 2004. Changes to estimates of incurred medical costs are recorded in the period they arise.

     Marketing, general and administrative expenses totaled approximately $147.3 million in the first quarter of 2004, compared with $142.3 million in the first quarter of 2003, excluding the $45 million litigation charge. Increases in broker commissions and premium taxes, which together accounted for approximately $50.8 million, or 34.5%, of total administrative expenses in the first quarter of 2004 compared with $45.7 million, or 32.1%, of administrative expenses in the 2003 first quarter, drove the period over period increase. The increase in broker commissions and premium taxes as a percentage of overall administrative expenses is primarily the result of changes in product mix between the two periods. Administrative expenses as a percent of operating revenue (the “administrative loss ratio” or “ALR”) was 10.6% during the first quarter of 2004 compared with 10.8% during the first quarter of 2003, excluding the litigation charge.

     Interest expense increased to $4.6 million in the first quarter of 2004, compared with $2.2 million in the first quarter of 2003. On April 25, 2003, the Company entered into New Credit Facilities consisting of a 6-year $400 million New Term Loan and a 5-year $50 million revolving credit facility. The New Term Loan initially bears interest at LIBOR plus 275 basis points and has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year. During the first quarter of 2004, the Company made $1 million of scheduled repayments of its new term loan. The Company’s weighted average interest rate on its debt for the three months ended March 31, 2004 was 3.8%, compared with 4.78% in the corresponding prior year period. In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. These agreements, which have a term of up to three years, involve the exchange of variable-rate payments for fixed-rate payments for a notional principal amount totaling $250 million at the outset.

     The Company had income tax expense of $54.3 million for the first quarter of 2004 reflecting an effective tax rate of 38.5%, compared with an income tax expense of $48.6 million, or an effective tax rate of 40%, for the first quarter of 2003. The Company’s estimated effective tax rate for 2004 is based on the composition of its business in various state taxing jurisdictions. The Company’s periodic analysis to assess the realizability of the deferred tax assets includes an evaluation of the results of operations for the current and prior periods and projections of future results of operations. The Company will continue to evaluate the realizablity of its net deferred tax assets in future periods and will make adjustments to the valuation allowances when facts and circumstances indicate that a change is necessary. At March 31, 2004, the Company had deferred tax assets of approximately $45.7 million (net of valuation allowances of approximately $3 million). The valuation allowance relates primarily to the recognition of certain restructuring related and property and equipment deferred tax assets. Management believes that the Company will obtain the full benefit of the net deferred tax assets recorded at March 31, 2004.

Liquidity and Capital Resources

     Cash provided by operations during the first three months of 2004 was $65.1 million compared with $114.1 million for the first three months of 2003. The change in cash flow between the two periods was primarily the result of the timing of income tax payments, increases in medical cost payments and the funding of certain accrued expenses. As of March 31, 2004, the Company had approximately $2 billion in current cash and marketable securities, including approximately $433.5 million at the parent company.

     Capital expenditures for the first three months of 2004 totaled $10.6 million, principally for computer equipment and software. During the first quarter of 2004, the Company initiated several information technology projects to address infrastructure enhancements and technical applications, data management improvements and call center technology upgrades. These projects are expected to be completed and placed in service primarily during the second half of 2004.

     Cash used by financing activities totaled $2.8 million during the first three months of 2004, compared with $25.6 million in the first three months of 2003. The change in cash used by financing activities resulted from the Company’s repurchasing approximately $24.2 million of its common stock in the first quarter of 2003, compared to none repurchased in the first quarter of 2004. The first quarter of 2004 included cash dividends paid of approximately $8.1 million, offset by proceeds received from stock option exercises of $7.8 million. In October 2003, the Company’s Board of Directors authorized an additional $250 million in repurchase authority through December 2004 under the existing share repurchase program. The program authorizes the Company to purchase shares on the open market and in privately negotiated transactions from time to time depending on general market conditions. Through March 31, 2004, the Company has repurchased approximately 23.8 million of its common shares at an aggregate cost of approximately $757.2 million under this program, which was initiated in 2001. The Company had remaining repurchase authority of approximately $242.8 million as of March 31, 2004. On January 30, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per share that was paid on April 27, 2004, to shareholders of record on April 12, 2004. On April 26, 2004, in view of the Company’s recently announced Agreement to merge with a wholly owned subsidiary of United, the Company’s Board of Directors voted to terminate the Company’s share repurchase program and suspend the payment of future cash dividends.

     On April 25, 2003, the Company entered into new financing arrangements consisting of a 6-year $400 million term loan (the “New Term Loan”) and a 5-year $50 million revolving credit facility (“Revolver”, together with the New Term Loan, the “New Credit Facilities”). Net proceeds of the New Term Loan were used to fund the settlement of the Company’s 1997 securities class action litigation, to refinance existing debt and for general corporate purposes. Borrowings under the New Term Loan initially bear interest, subject to periodic resets, at either a base rate (“New Base Rate Borrowings”), or LIBOR plus an applicable margin based on the Company’s credit ratings. Interest on New Base Rate Borrowings is calculated as the higher of (a) the prime rate or (b) the federal funds effective rate, as defined, plus an applicable margin based on the Company’s credit ratings. Commitment fees of 0.5% per annum are payable on the unused portion of the Revolver. The New Term Loan has mandatory principal payments of 1% of the outstanding principal per year, payable quarterly, for the first five years with the balance due in the sixth year and provides for voluntary prepayments of principal without penalty of a minimum amount of $5 million. In order to make restricted payments, as defined, including dividends and share repurchases, the Company is required to maintain parent company cash and investment balances at a minimum of $75 million plus the next four quarters scheduled principal payments under the loan. Parent company cash and investments above these minimum requirements are available for restricted payments, as defined, including dividends and share repurchases. A portion of the proceeds of the New Term Loan was used to retire the Term Loan.

     In connection with the New Term Loan, the Company entered into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed-rates. These agreements, which have terms of up to three years, involve the exchange of variable-rate payments for fixed-rate payments for a notional principal amount totaling $250 million at the outset. The effective annual interest rate on the New Term Loan, including the effect of the interest rate swap, was approximately 3.6% at March 31, 2004.

     As of March 31, 2004, cash and investments aggregating approximately $59.6 million have been segregated in the consolidated balance sheet as restricted investments to comply with state regulatory requirements. With respect to the Company’s HMO subsidiaries, the minimum amount of surplus required is based on formulas established by the state insurance departments. At March 31, 2004, the Company’s HMO and insurance subsidiaries had statutory surplus of approximately $724.5 million, or approximately $510.8 million in excess of current regulatory requirements. The Company manages its statutory surplus primarily against National Association of Insurance Commissioners (“NAIC”) Company Action Level (“CAL”) Risk-Based Capital (“RBC”), although RBC standards are not yet applicable to all of the Company’s operating subsidiaries. At March 31, 2004, the Company’s statutory surplus was approximately 250% of CAL RBC. The Company’s subsidiaries are subject to certain restrictions on their ability to make dividend payments, loans or other transfers of cash to the parent company. These restrictions limit the ability of the Company to use cash generated by subsidiary operations to pay the obligations of the parent, including debt service and other financing costs. The Company intends to continue to seek additional dividends from its regulated subsidiaries. For the three months ended March 31, 2004, Oxford received dividends of $53 million from its subsidiaries. No dividends were received from the subsidiaries in the first quarter ended March 31, 2003. On April 1, 2003, Oxford received a dividend of $50 million from its New York HMO subsidiary.

     The Company’s medical costs payable were $692.9 million as of March 31, 2004, compared with $671.5 million as of December 31, 2003. The increase primarily reflects per member per month increases in medical costs and increased estimates of incurred claims. The Company estimates the amount of its IBNR reserves primarily using standard actuarial methodologies based upon historical data, including the average interval between the date services are rendered and the date claims are received, processed and paid, denied claims activity, expected medical cost inflation, seasonality patterns and changes in membership. During the past three years, there has been no material adverse development of actual claims history when compared with recorded reserves. Due to the nature of health care services, claims submission methods and processing, and payment practices utilized by the Company, there is typically a relatively short time lag between service provided and claim payment. The Company revises its estimates for IBNR in future periods based upon continued actuarial analysis of claims payments, receipts and other items subsequent to the incurral period. Revisions to estimates, if any, are recorded in the period they arise.

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

     The Company has been notified by two insurers that guaranteed certain savings targets pursuant to a third-party agreement for utilization management, claims payment and other services related to orthopedic services, that the insurers will seek to rescind or terminate the insurance agreements. The Company’s claims under these insurance agreements total $30 million for 2003, with a possible claim of an additional $30 million for 2004. One of the insurers has commenced an arbitration seeking to rescind or terminate the insurance agreements claiming various misrepresentations and material breaches of the agreements by the Company. The Company believes the insurers’ claims are without merit and will vigorously seek to enforce its rights. The Company has established a receivable of $4.2 million as of March 31, 2004, included in other receivables, representing the premium for coverage to date under the policies.

     The Company has risk-share agreements with two hospitals and a physician group covering approximately 20,600 and 22,600 Medicare members at March 31, 2004 and 2003, respectively. Premium revenue for the Medicare members covered under these agreements totaled approximately $49.9 million and $48.5 million during the three months ended March 31, 2004 and 2003, respectively. During the first quarter of 2004, the Company renegotiated agreements with the two hospitals expiring in December 2006 and December 2007.

     The New York State Insurance Department (“NYSID”) has created Market Stabilization Pools (the “New York Stabilization Pools”) for the small group and individual insurance markets. These pools operate on a calendar year basis. According to state regulations, certain insurers participating in the small group and/or individual markets will be required to make payments to the New York Stabilization Pools, and other insurers will receive payments from the New York Stabilization Pools. For the years 1999 and prior, two separate pools operated. Demographic data submitted by insurers and HMOs was used to determine payments to and payments from one pool. Data related to the incidence of certain specified medical conditions is being used to determine payments to and/or from another pool. For the years subsequent to 1999, a single pool operates based on the experience of each insurer with respect to specified medical conditions. Required claims data submitted by February 27, 2004 by insurers and HMOs is being used to rate the experience of each insurer to determine payments to and/or from the pool. At March 31, 2004, the Company has established reserves of approximately $5.3 million, $15.3 million and $6 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.5 million, $10.2 million and $3.6 million related to the 2001, 2003 and 2004 pool years, respectively, from the New York Stabilization Pools.

     The Company has also established respective receivables and reserves related to certain stop loss pools established by the State of New York under the Health Care Reform Act of New York (the “Stop Loss Pools”, together with the New York Stabilization Pool, the “Pools”), which provides a limited amount of stop loss insurance funds to cover 90% of certain paid claims for the New York Mandated Plans and for the Healthy New York Plan. The NYSID has promulgated regulations that, in addition to requiring HMOs to also offer a Healthy New York product without drug benefits, changes the Healthy New York program’s stop loss reinsurance, among other things. Effective January 1, 2003, 90% of paid claims between $5,000 and $75,000, on an annual basis, will be eligible for reimbursement rather than between $30,000 and $100,000, as originally implemented. In January 2004, the Company received a distribution from the 2002 New York Stabilization Pool of approximately $11.5 million, which was included in income for the year ended December 31, 2003. In January 2003, the Company received a distribution from the 2001 New York Stabilization Pool of approximately $11.1 million, which was included in income for the year ended December 31, 2002. The Company has established receivables of approximately $12.1 million and $3.2 million related to the 2003 and 2004 New York Stop Loss Pools, respectively.

     While the Company has established its liabilities and recoveries under the Pools based on its interpretations of the regulations, the amounts recorded related to the 1999 through 2004 Pool years may differ, perhaps materially, from amounts that will ultimately be paid or received from the Pools based on final reconciliations. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pool may seek to challenge the legality of the NYSID’s regulations related to this pool or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pool. There can be no assurance that the Company will receive additional funds in the future related to the Pools. HCRA, which governs, among other things, the Stop Loss Pools, expires on June 30, 2005, unless reauthorized by the New York State legislature. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets. The impact of the ultimate resolution of these issues on the amounts recorded by the Company is unknown at this time.

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

     The Company maintained reserves for billing adjustments and doubtful accounts of approximately $11.9 million at March 31, 2004 and December 31, 2003, and approximately $13 million at March 31, 2003.

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

     The financial impact to the Company of the New York Market Stabilization Pool is a function of how the Company compares to the entire market relative to the factors defined in the regulations. In this case, the Company considers a range of possible outcomes and establishes its liability or receivable from the pools based on its consideration of the overall health insurance market in New York and certain other factors that may ultimately impact current estimates. Key data considered in developing the Company’s range of outcomes includes the small group and individual enrollment of its competitors by product type and the risk profile of the Company’s membership by product. The range of outcomes also considers the likely differences between the risk profile of small group HMO and small group POS and PPO membership. Management believes this may ultimately be the key determinant of results. The position of the Company in the New York City area with respect to the small group market and the relative attractiveness of the Company’s provider networks are also key considerations. Final results for any given year cannot be known with certainty until NYSID has completed its analysis of the data submissions by the insurers and HMOs, and the results have been communicated to the insurers and HMOs. As a result, it is not possible to precisely forecast this outcome in advance of actual results. Final results related to the New York Market Stabilization Pools for the period 1999 to 2004 may differ significantly from current estimates. Considering the major factors that affect the outcome of the pooling mechanism as described above, and particularly the Company’s position in the New York City area, results for each year may vary from having a liability to the pool of approximately $15 million to having a receivable from the pool of approximately $15 million. At March 31, 2004, the Company has established reserves of approximately $5.3 million, $15.3 million and $6 million related to the 1999, 2000 and 2002 pool years, respectively, and receivables of approximately $10.5 million, $10.2 million and $3.6 million related to the 2001, 2003 and 2004 pool years, respectively, from the New York Stabilization Pools. The Company has also established receivables of approximately $12.1 million and $3.2 million related to the 2003 and 2004 New York Stop Loss Pools, respectively. Management believes that the current net receivable established as of March 31, 2004, related to the pool years 1999 through 2004 represents its best estimate in light of the limited current information available.

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

     Management believes that the amount of medical costs payable is adequate to cover the Company’s ultimate liability for unpaid claims as of March 31, 2004; however, actual claim payments and other items may differ from established estimates. Assuming a hypothetical 1% difference between the Company’s March 31, 2004 estimates of medical costs payable and actual costs payable, net earnings for the three months ended March 31, 2004, would increase or decrease by approximately $4.3 million and diluted earnings per share would increase or decrease by approximately $0.05 per share.

     The following table shows the components of the change in medical costs payable for the three months ended March 31, 2004 and 2003 (in millions, unaudited):

	Amounts Relating to Claims
	Incurred During
Three months ended March 31, 2004	Total	2004	2003 and Prior
Balance at December 31, 2003	$671.5	$—	$671.5
Components of health care services expense:
Estimated costs incurred	1,119.0	1,119.0	—
Estimate changes	(0.5)	—	(0.5)

Health care services expense	1,118.5	1,119.0	(0.5)
Payments for health care services	(1,097.1)	(536.3)	(560.8)

Balances as of March 31, 2004	$692.9	$582.7	$110.2

	Amounts Relating to Claims
	Incurred During
Three months ended March 31, 2003	Total	2003	2002 and Prior
Balance at December 31, 2002	$618.6	$—	$618.6
Components of health care services expense:
Estimated costs incurred	1,041.2	1,041.2	—
Estimate changes	(7.1)	—	(7.1)

Health care services expense	1,034.1	1,041.2	(7.1)
Payments for health care services	(977.8)	(506.3)	(471.5)

Balances as of March 31, 2003	$674.9	$534.9	$140.0

     The components of medical costs payable were as follows at March 31, 2004 and 2003 and December 31, 2003 (in millions, unaudited):

	Amounts Relating to Claims
	Incurred During
As of March 31, 2004	Total	2004	2003 and Prior
IBNR and medical claims reserves	$662.6	$551.5	$111.1
Pharmacy PBM payable	27.1	27.1	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	2.6	4.1	(1.5)
Other reserves	0.6	—	0.6

Medical Claims Payable Balance	$692.9	$582.7	$110.2

	Amounts Relating to Claims
	Incurred During
As of March 31, 2003	Total	2003	2002 and Prior
IBNR and medical claims reserves	$609.7	$505.2	$104.5
Pharmacy PBM payable	25.5	25.5	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	19.3	4.2	15.1
Other reserves	20.4	—	20.4

Medical Claims Payable Balance	$674.9	$534.9	$140.0

	Amounts Relating to Claims
	Incurred During
As of December 31, 2003	Total	2003	2002 and Prior
IBNR and medical claims reserves	$641.5	$615.7	$25.8
Pharmacy PBM payable	27.8	27.8	—
Stabilization and stop-loss pools, BDCC and GME reserves, net	(4.9)	(11.3)	6.4
Other reserves	7.1	—	7.1

Medical Claims Payable Balance	$671.5	$632.2	$39.3

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

Market Risk Disclosures

     The Company’s consolidated balance sheet as of March 31, 2004 includes a significant amount of assets whose fair value is subject to market risk. Since a substantial portion of the Company’s investments is in fixed income securities, interest rate fluctuations represent the largest market risk factor affecting the Company’s consolidated financial position. Interest rates are managed within a duration band, generally averaging 3.5 to 4.5 years, and credit risk is managed by investing in U.S. government obligations, municipal securities, mortgage-backed and asset-backed securities and in corporate debt securities with high average quality ratings and maintaining a diversified sector exposure within the debt securities portfolio. The Company’s investment policies are subject to revision based upon market conditions and the Company’s cash flow and tax strategies, among other factors. The Company continues to require a credit rating of A or higher at purchase, and maintains an average rating of AA+ on the overall portfolio.

     In order to determine the sensitivity of the Company’s investment portfolio to changes in interest rates, valuation estimates were made on each security in the portfolio using a duration model. Duration models measure the expected change in security market prices arising from hypothetical movements in market interest rates. The expected change is then adjusted for the estimated convexity of the instruments in the Company’s investment portfolio by mathematically “correcting” the changes in duration as market interest rates shift. The model used industry standard calculations of security duration and convexity as provided by third party vendors such as Bloomberg and Yield Book. For certain structured notes, callable corporate notes, and callable agency bonds, the duration calculation utilized an option-adjusted approach, which helps to ensure that hypothetical interest rate movements are applied in a consistent way to securities that have embedded call and put features. The model assumed that changes in interest rates were the result of parallel shifts in the yield curve. Therefore, the same basis point change was applied to all maturities in the portfolio. The change in valuation was tested using positive and negative adjustments in yield of 100 and 200 basis points. Hypothetical immediate increases of 100 and 200 basis points in market interest rates would decrease the fair value of the Company’s investments in debt securities as of March 31, 2004 by approximately $58.8 million and $116.9 million, respectively (compared with $43.4 million and $88.6 million as of March 31, 2003, respectively). Hypothetical immediate decreases of 100 and 200 basis points in market interest rates would increase the fair value of the Company’s investments in debt securities as of March 31, 2004 by approximately $56.5 million and $111.5 million, respectively (compared with $43.4 million and $85 million as of March 31, 2003, respectively). Because duration and convexity are estimated rather than known quantities for certain securities, there can be no assurance that the Company’s portfolio would perform in line with the estimated values.

Cautionary Statement Regarding Forward-Looking Statements

     Certain statements contained in “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, but not limited to, statements concerning future results of operations or financial position, future liquidity, future ability to receive cash from the Company’s regulated subsidiaries, future ability to pay dividends to shareholders, future ability to retire debt or purchase outstanding shares of the Company’s common stock, future deployment of excess cash, the likelihood of realizing investment gains at comparable levels in the future, future capital structure, future health care and administrative costs, future premium rates and yields for commercial and Medicare business, future average per member reimbursement for Medicare, future membership levels and development of new lines of business, future growth in contiguous geographic markets, future health care benefits, future provider networks, future provider utilization rates, future medical loss ratio levels, future recoveries from state regulated risk allocation pools, future claims payment, service performance and other operations matters, future administrative loss ratio levels, management’s belief that the Company will obtain the full benefit of the net deferred tax assets recorded at March 31, 2004, the Company’s information systems, proposed efforts to control health care and administrative costs, future impact of delegation, capitation, risk-transfer and other cost-containment agreements with health care providers and related organizations of providers, including insurance and reinsurance coverage for risk-transfer arrangements, future enrollment levels, government regulation such as the proposed Patients’ Bill of Rights (“PBOR”) legislation, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and MMA, and the impact of new laws and regulation, the future of the health care industry, and the impact on the Company of threatened or pending legal proceedings and regulatory investigations and examinations, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, as amended). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed below.

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

     The Company’s medical costs are also affected by the implementation, administration and regulation of certain state regulated risk allocation pools, such as the New York Market Stabilization Pools, as well as certain state health care public policy initiatives, such as the New York GME and BDCC programs. Numerous factors, including, but not limited to, the Company’s membership mix and product allocation amongst the health plans and carriers in a particular region or state, could cause the Company to make payments to the state regulated risk allocation pools or to the state health care public policy initiatives or could allow it to receive funds from the risk allocation pools. The administration and regulation of these programs and specific financing formulas related to these programs have been, and continue to be, subject to change. The Company has learned that some of its competitors in New York who may be required to pay substantial amounts into the New York Stabilization Pools may seek to challenge the legality of the NYSID’s regulations related to these pools or the manner in which the regulations have been interpreted. It is also possible that the NYSID could amend or interpret its regulations in response to the objections raised by these competitors in a manner that would materially affect what the Company may be required to pay to, or receive from, the New York Stabilization Pools. The manner in which the NYSID administers the Pools also could have a material impact on the competitive conditions and relative premium pricing of each competitor in the New York individual and small group markets. HCRA and the GME and BDCC assessments were re-authorized effective July 1, 2003 through June 30, 2005.

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

The effect of higher administrative costs

     There can be no assurance that the Company will be able to maintain administrative costs at current levels. The increased administrative costs of new or proposed laws or regulations, such as PBOR legislation, HIPAA or MMA could adversely affect the Company’s ability to maintain its current levels of administrative expenses.

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

     State and federal government authorities are continually considering changes to laws and regulations applicable to the Company or to the interpretation of such laws or regulations. Any such changes could have a material adverse effect upon the Company and its results of operations. Such state and federal government authorities are currently considering or have, in some cases, adopted regulations relating to, among other things, mandatory benefits such as infertility treatment and products, early intervention services, policy language, benefits and exclusions, ability to pay dividends, parity of access to certain medical benefits such as mental health and chiropractic services, defining medical necessity, provider compensation, health plan liability to members who fail to receive appropriate care, limits on premium rates and rate approval, claims payment practices and prompt pay rules, disclosure and composition of physician networks, and allowing physicians to collectively negotiate contract terms with carriers, including fees. These proposals could apply to the Company and could have a material adverse effect upon the Company and its results of operations. State regulators also may change their interpretation of existing laws and regulations relating to the issues described above, or other issues, and such changes could have a material impact on the Company. Congress is also considering proposals relating to health care reform, including PBOR legislation. These proposals seek to hold health plans liable for claims regarding health care delivery and accusations of improper denial of care, among other items. In addition, on June 19, 2003, the United States House of Representatives passed legislation permitting small businesses to pool together as Association Health Plans (“AHPs”) to purchase or self-fund health care coverage. The legislation provides AHPs with significant regulatory and rating advantages, which would prevail over state and federal law applicable to most insurers and HMOs, including the Company. The United States Senate has not taken any action on the legislation. In 2001, the State of New Jersey passed a health plan liability law similar to certain portions of the PBOR legislation being considered by Congress. Under the New Jersey law generally, after exhausting an appeal through an independent review board, a person covered under a health plan is permitted to sue the carrier for economic and non-economic losses, including pain and suffering, that occur as the result of the carrier’s negligence with respect to the denial of, or delay in, approving or providing medically necessary covered services. The New Jersey legislation and the Federal PBOR legislation, if enacted, could expose the Company to significant litigation risk. Such litigation could be costly to the Company and could have a significant effect on the Company’s results of operations. Although the Company could attempt to mitigate or cover the effects of such costs through, among other things, increases in premiums, there can be no assurance that the Company will be able to mitigate or cover the costs stemming from such PBOR legislation or the other costs incurred in connection with complying with such PBOR legislation.

     The Company is also affected by certain state regulated risk allocation pools and state health care public policy initiatives. The risk allocation pools are designed primarily to spread claims risk. New York, New Jersey and Connecticut also impose assessments that are used to fund the state health and insurance departments and other state initiatives. Examples of these programs include, but are not limited to:

     ▪ the New York Market Stabilization Pools requires insurers participating in the small group and individual insurance market in New York to contribute certain amounts to, or receive certain amounts from, the New York Stabilization Pools based upon certain paid claims criteria and other criteria outlined in the applicable regulations;

     ▪ the New York Stop Loss Pools provide insurers and HMOs participating in certain mandated health insurance programs in New York with a limited amount of stop loss insurance for claims paid under these programs;

     ▪ the Connecticut Small Employer Reinsurance Pool allows Connecticut health plans to purchase low deductible stop-loss coverage from the Reinsurance Pool for individuals and/or groups ceded by the plans to the Reinsurance Pool. Plans have also been assessed based on market share to cover Reinsurance Pool losses in years past. The Health Reinsurance Association provides for assessments of health plans to cover pool losses related to individual conversions from group coverage and plans;

     ▪ the New Jersey Individual Health Coverage program assesses participating carriers in the individual market based on their market share of enrollment to cover certain program losses defined in the applicable regulations.

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

     Under the new HIPAA privacy rules, the Company is required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information and (c) enter into business associate contracts with those companies to whom protected health information is disclosed. Violations of these rules will be subject to significant penalties. The final rules do not provide for complete federal preemption of state laws, but rather preempt all contrary state laws unless the state law is more stringent. HIPAA exposes the Company to additional liability for, among other things, violations by its business associates. HIPAA’s requirements with regard to privacy and confidentiality became effective in April 2003. Also as part of HIPAA, the U.S. Department of Health and Human Services issued rules standardizing electronic transactions between health plans, providers and clearinghouses, which became effective in October 2003. The Company believes that it has met all applicable HIPAA deadlines. The Company currently estimates that it will incur additional HIPAA compliance costs in 2004 and beyond. However, the Company cannot predict the ultimate impact HIPAA will have on its business and results of operations in future periods.

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

Matters affecting Medicare business

     Premiums for Oxford’s Medicare plans are determined through formulas established by CMS for Oxford’s Medicare contracts. Generally, since the Balanced Budget Act of 1997 went into effect, annual health care premium increases for Medicare members have not kept up with the increases in health care cost. Federal law provides for annual adjustments in Medicare reimbursement by CMS that could reduce the reimbursement received by the Company. Premium rate increases in a particular region that are lower than the rate of increase in health care services expense for Oxford’s Medicare members in such region, could adversely affect Oxford’s results of operations. However, MMA has increased reimbursement rates for 2004 to managed care plans offering Medicare Advantage plans. The Company is currently considering the potential effects MMA will have on its Medicare business. MMA allows Oxford to provide its current and future Medicare members richer benefits. The Company has decided to re-enter certain of the counties in its service area where it had previously discontinued offering Medicare plans, the impact of which is not expected to be material to 2004 results. The Company cannot precisely estimate the effect of MMA or other future Medicare laws and regulations on its business or results of operations in future periods.

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

Health care provider networks/ Risk-sharing arrangements

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

Pending litigation and other proceedings against Oxford

     The Company is involved in certain legal proceedings, including, among others, those related to (i) a Connecticut action, brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (ii) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (iii) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (iv) a New Jersey action, brought by the Medical Society of New Jersey on behalf of its members and itself, alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, which case has been dismissed and is now on appeal, (v) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vi) a purported federal class action grounded in ERISA claims brought on behalf of Oxford members who have coverage for chiropractic care, (vii) claims for rescission or termination of an insurance agreement guaranteeing savings pursuant to a third-party management agreement for orthopedic services, and (viii) an investigation by the United States Attorney for the Eastern District of Pennsylvania relating to an alliance agreement between the Company and its pharmacy benefit manager, Medco Health Services, Inc. and a request for information by NYSID relating thereto. The Company is also involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages. The Company is also the subject of examinations, investigations and inquiries by Federal and state governmental agencies. The results of these lawsuits, examinations, investigations and inquiries could adversely affect the Company’s results of operations, financial condition, membership growth and ability to retain members through the imposition of sanctions, required changes in operations and potential limitations on enrollment. In addition, evidence obtained in governmental proceedings could be used adversely against the Company in civil proceedings. The Company cannot predict the outcomes of these lawsuits, examinations, investigations and inquiries.

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

Concentration of business / Competition

     The Company’s commercial and Medicare business is concentrated in New York, New Jersey and Connecticut, with approximately 75% of its commercial premium revenues received from New York business during the three months ended March 31, 2004. In addition, the Company’s Medicare revenue represented approximately 12% of premiums earned during the first quarter of 2004. As a result, changes in regulatory, market, or health care provider conditions in any of these states, particularly New York, and changes in the environment for the Company’s Medicare business, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Market Risk Disclosures.”

Item 4. Controls and Procedures

     Based on the evaluation by the Chief Executive Officer and Chief Financial Officer of the Company as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and there have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of such officers’ evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in certain legal proceedings, including, among others, those related to (i) a Connecticut action brought by the Connecticut State Medical Society, alleging breach of the Connecticut Unfair Trade Practices Act, which case was dismissed and is now on appeal, (ii) a New York action, brought by the Medical Society of the State of New York on behalf of its members and itself, alleging breach of contract and violations of the New York General Business Practices Law, Public Health Law and Prompt Payment Law, which case was dismissed and is now on appeal, (iii) a related, purported class action by New York physicians asserting similar claims, which case has been stayed pending arbitration and is also on appeal, (iv) a New Jersey action, brought by the Medical Society of New Jersey, on behalf of its members and itself alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, which case has been dismissed and is now on appeal, (v) an attempt to bring class action arbitration by a purported class of New Jersey physicians alleging breach of contract and violations of New Jersey Prompt Pay and Consumer Fraud Acts, (vi) an action against an insurer for at least $23.4 million on an excess insurance policy relating to the Company’s settled securities class action litigation, (vii) claims for rescission or termination of an insurance agreement guaranteeing savings pursuant to a third-party management agreement for orthopedic services, (viii) an investigation by the United States Attorney for the Eastern District of Pennsylvania relating to an alliance agreement between the Company and its pharmacy benefit manager, Medco Health Services, Inc. and a request for information by NYSID relating thereto, and (ix) a purported federal class action grounded in ERISA claims brought on behalf of Oxford members who have coverage for chiropractic care. The Company has described these and other legal proceedings in more detail in its Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company is also subject to examinations and investigations by various state and federal agencies from time to time with respect to its business and operations. The outcome of any such examinations and investigations, if commenced, cannot be predicted at this time.

     The Company is involved in other legal actions in the normal course of its business, some of which seek monetary damages, including claims for punitive damages, which may not be covered by insurance. Some of these actions involve claims by the Company’s members in connection with benefit coverage determinations and alleged acts by network providers. The Company is also routinely engaged in disputes and negotiations with health care providers and other parties, including various hospitals, hospital systems and insurers and reinsurers, involving payment arrangements, contract terms and other matters. During such disputes and negotiations, hospitals, hospital systems and other providers and insurers and reinsurers may threaten to or, in fact, provide notice of termination of their agreement with the Company as part of their negotiation strategy. The result of these legal actions, disputes and negotiations could adversely affect the Company through termination of existing contracts, involvement in litigation or arbitration, adverse judgments or other results, or could expose the Company to other liabilities. The Company believes any ultimate liability associated with these legal actions, disputes and negotiations would not have a material adverse effect on the Company’s consolidated financial position.

Item 2. Changes in Securities and Use of Proceeds

     See information contained in notes 2 and 6 of “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description of Document
3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)

10(a)	Letter Agreement, dated May 27, 1998, by and between the Registrant and Paul C. Conlin
10(b)	Letter Agreement, dated October 13, 1998, by and between the Registrant and Paul C. Conlin
15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

(b)	Reports on Form 8-K

In a report on Form 8-K dated and filed on February 2, 2004, the Company reported, under Item 5. “Other Events”, its declaration of a quarterly cash dividend of 10 cents per share payable on April 27, 2004, to shareholders of record as of April 12, 2004.

In a report on Form 8-K dated February 4, 2004 and filed on February 5, 2004, the Company reported, under Item 12. “Results of Operation and Financial Condition”, its fourth quarter and full year 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXFORD HEALTH PLANS, INC.

(Registrant)

April 27, 2004	/s/ MARC M. KOLE

Date	Marc M. Kole Senior Vice President of Finance and Chief Accounting Officer

OXFORD HEALTH PLANS, INC. AND SUBSIDIARIES

Index to Exhibits

Exhibit No.	Description of Document
3(a)	Second Amended and Restated Certificate of Incorporation, as amended, of the Registrant, incorporated by reference to Exhibit 3(a) of the Registrant’s Form 10-Q for the quarterly period ended September 30, 2000 (File No. 0-19442)

3(b)	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3(b) of the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-16437)

10(a)	Letter Agreement, dated May 27, 1998, by and between the Registrant and Paul C. Conlin*

10(b)	Letter Agreement, dated as of October 13, 1998, by and between the Registrant and Paul C. Conlin*

15	Letter of Ernst & Young LLP re Unaudited Consolidated Interim Financial Statements*

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification*

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification*

32(a)	Chief Executive Officer Section 1350 Certification*

32(b)	Chief Financial Officer Section 1350 Certification*

*	Filed herewith