Form 10-K/A
period 2003-12-31
OXFORD HEALTH PLANS INC
filed 2004-04-29
CIK 865084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-16437

Oxford Health Plans, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	06-1118515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No)

48 Monroe Turnpike, Trumbull, Connecticut	06611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 459-6000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

As of April 28, 2004, there were 81,523,629 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding. The aggregate market value of such stock held by non-affiliates, as of that date, was approximately $4,524,561,410.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment (the “Amendment”) to Oxford Health Plans, Inc. (“Oxford” or the “Company”)’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed by the Company on February 4, 2004, is being filed for the purpose of including the information required by Part III of Form 10-K, which is required to be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year, and which the Company originally intended to incorporate by reference to portions of the Proxy Statement for the 2004 annual meeting of shareholders to be held on June 2, 2004.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the age and title as of the date of the filing of this Amendment each nominee director, each director continuing in office and each of our current executive officers who is not a director, followed by descriptions of such person’s business experience during the past five years. Mr. Coslet, age 39, is a class I director as of the date of the filing of this Amendment, but he will not be seeking re-election at the annual meeting of shareholders.

NOMINEES FOR ELECTION AS CLASS I DIRECTORS

Name	Age	Position
Kent J. Thiry	48	Chairman of the Board of Directors
Benjamin H. Safirstein, M.D.	65	Director

CLASS II DIRECTORS WHOSE TERMS EXPIRE IN 2005

Name	Age	Position
Charles G. Berg	46	President, Chief Executive Officer and Director
Ellen A. Rudnick	53	Director

CLASS III DIRECTORS WHOSE TERMS EXPIRE IN 2006

Name	Age	Position
Joseph W. Brown	55	Director
Robert B. Milligan, Jr.	54	Director
Richard C. Vaughan	54	Director

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Name	Age	Position
Kurt B. Thompson	43	Executive Vice President, Chief Financial Officer
Kevin R. Hill	41	Executive Vice President, Sales and Business Strategy
Steven H. Black	41	Executive Vice President, Operations and Chief Information Officer
Alan M. Muney, M.D., M.H.A.	50	Executive Vice President, Chief Medical Officer
Paul C. Conlin	46	Executive Vice President, Healthcare Services
Daniel N. Gregoire	48	Executive Vice President, General Counsel and Secretary

Charles G. Berg became our President and Chief Executive Officer in November 2002. He was appointed as a member of our board of directors in September 2002. Previously, he served as our President and Chief Operating Officer since March 2001, Executive Vice President of Medical Delivery and Technology since January 2001 and Executive Vice President of Medical Delivery since April 1998. Prior to joining Oxford, Mr. Berg was the founder of Health Partners, Inc. (“HPI”), a physician management company, and from September 1993 until October 1997 served HPI in several capacities, including as its Chief Executive Officer. In October 1997, HPI was acquired by FPA Medical Management, Inc. (“FPAM”). From October 1997 through April 1998, Mr. Berg was President, Eastern Region of FPAM. Mr. Berg was also a Senior Vice President and Managing Director of WSGP Partners, L.P., a Los Angeles-based investment firm, from October 1987 until September 1993. From 1982 to 1987, Mr. Berg was an attorney with the law firm Gibson, Dunn & Crutcher.

Joseph W. Brown became a member of our board of directors in May 2000. Mr. Brown has been the Chairman and Chief Executive Officer since January 1999 of MBIA Inc., a financial services company. Mr. Brown was the Chairman, President and Chief Executive Officer of Talegen Holdings, Inc. (formerly the insurance holdings operations of Xerox Corporation) from January 1992 until August 1998. From November 1974 through November 1991, Mr. Brown served in various positions, including as the President and Chief Executive Officer of the Fireman’s Fund Corporation. Mr. Brown currently serves on the board of directors of MBIA Inc. and Safeco Corp.

Jonathan J. Coslet joined our board of directors in May 1998. Mr. Coslet is a partner of Texas Pacific Group where he has worked since 1993. Prior to joining Texas Pacific Group, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin &

Jenrette, specializing in leveraged acquisitions and high yield finance from September 1991 to February 1993.

Robert B. Milligan, Jr. became one of our directors in July 1992. Mr. Milligan was Chairman of Wyndam Capital, L.P., a registered broker-dealer, from 1995 through 1998 and, through December 1997, was Director, President and Chief Executive Officer of Verigen Inc., a biopharmaceutical company. From 1989 through 1995, Mr. Milligan was the managing general partner of Madison Group, L.P., a private equity fund. Mr. Milligan currently engages in business and financial consulting as Chairman and Chief Executive Officer of Fairchester, Inc. and, as such, Mr. Milligan was recently one of the founders of BenefitPort, LLC, a national distributor of employee benefit products and technology. Mr. Milligan was a director of BenefitPort and its interim Chief Executive Officer from September 2002 through December 2003. BenefitPort filed for bankruptcy protection in May 2003. Mr. Milligan has been an officer and has served on the board of directors of several private and public companies.

Ellen A. Rudnick became one of our directors in October 2001. She is Executive Director and Clinical Professor, Michael P. Polsky Center at the University of Chicago Graduate School of Business. She previously served as Chairman of CEO Advisors, Inc., a privately held consulting firm. From 1993 until 1999, Ms. Rudnick served as Chairman of Pacific Biometrics, Inc., a publicly held healthcare biodiagnostics company, and its predecessor, Bioquant. From 1990 to 1992, she was President and Chief Executive Officer of Healthcare Knowledge Resources (“HKR”), a privately held healthcare information technology corporation, and subsequently served as President of HCIA, Inc. (“HCIA”) following the acquisition of HKR by HCIA. From 1975 to 1990, Ms. Rudnick served in various positions at Baxter Health Care Corporation, including Corporate Vice President and President of its Management Services Division. Ms. Rudnick also serves on the board of directors of Health Management Systems, Inc. and Patterson Dental Supply, Inc. and serves on the boards of other private for profit and not for profit companies.

Benjamin H. Safirstein, M.D. became a director in 1985. Dr. Safirstein was our New York Regional Vice President and Medical Director from January 1996 until July 1998. Dr. Safirstein served as one of our Senior Medical Directors from 1985 to September 1992. Dr. Safirstein is a Clinical Associate Professor of Medicine at the Mount Sinai School of Medicine. He is board-certified in internal medicine and pulmonary medicine. Dr. Safirstein also practices medicine with the Better Breathing Center. Dr. Safirstein is a graduate of the Chicago Medical School and the Mount Sinai Hospital residency program, where he was Chief Resident of Medicine.

Kent J. Thiry became one of our directors in August 1998 and was elected non–executive Chairman of the Board in November 2002. Mr. Thiry has been Chairman and Chief Executive Officer of DaVita, Inc., a company that operates a chain of dialysis centers, since October 1999. Mr. Thiry was Chairman and Chief Executive Officer of Vivra Holdings, Inc., a specialty healthcare services company, from June 1997 until October 1999. Prior thereto, Mr. Thiry was Chief Executive Officer of Vivra Incorporated from November 1992 and President and Chief Operating Officer of Vivra Incorporated from September 1991.

Richard C. Vaughan became a director in June 2003. Mr. Vaughan is currently Executive Vice President and Chief Financial Officer of Lincoln Financial Group. Mr. Vaughan joined Lincoln in July 1990, as Senior Vice President and Chief Financial Officer of Lincoln National’s Employee Benefits Division. In June 1992, he was appointed Chief Financial Officer for the corporation. He was promoted to Executive Vice President in January 1995.

Kurt B. Thompson has served as our Executive Vice President and Chief Financial Officer since March 2000. Prior thereto, Mr. Thompson served as our Vice President, Finance since August 1998. From July 1995 through July 1998, Mr. Thompson was a financial executive with Kmart Corporation in Troy, Michigan. While at Kmart Corporation, he served in areas of increasing responsibility from Assistant Controller to Divisional Vice President Finance and Vice President Merchandise Controller.

Kevin R. Hill became our Executive Vice President, Sales & Business Strategy in November 2002 and became an executive officer in February 2003. Mr. Hill has held various other positions within Oxford since he first joined us in July 1989, including Executive Vice President Sales and Marketing and Vice President of Sales.

Steven H. Black became our Executive Vice President, Operations and Chief Information Officer in November 2002 and became an executive officer in February 2003. From December 2001 through November 2002, he was our Senior Vice President and Chief Information Officer. From September 1994 through September 2001, Mr. Black held various positions with Health Net, Inc., a managed health care company, most recently as its Senior Vice President and Chief Information Officer. Mr. Black also served as the Director, Corporate Initiatives at G.E. Capital during May 1999.

Alan M. Muney, M.D., M.H.A. became our Executive Vice President and Chief Medical Officer in April 1998. Prior thereto, Dr. Muney was the Senior Vice President of Medical Affairs/Chief Medical Officer of Avanti Health Systems and NYLCare Health Plans from December 1995 until March 1998. From 1988 until 1995, Dr. Muney held a number of positions with Mullikin Medical Center, his most recent position being the Greater Los Angeles Regional Medical Director.

Paul C. Conlin became an Executive Vice President in April 2002. Initially he was in charge of Medical Delivery Systems and in June 2003 his role was expanded to include overall responsibility for Healthcare Services. From May 1998 through April 2002, Mr. Conlin served, first, as Vice President and, later, as Senior Vice President of Medical Delivery Systems. Prior to joining Oxford, Mr. Conlin served in several senior executive positions in hospital, managed care and physician practice management industries. From 1984 to 1995, Mr. Conlin worked for Prudential Healthcare, concluding his tenure as Vice President, Northeast Managed Care Operations. From 1995 to 1998, he worked for Health Partners, Inc. as Executive Vice President.

Daniel N. Gregoire became our General Counsel, Executive Vice President and Secretary in December 2000. From January 1986 to December 2000, Mr. Gregoire was a shareholder with the law firm Sheehan, Phinney, Bass + Green, Prof. Ass’n., where he worked since 1981.

Audit Committee

The board of directors has an audit committee, which is comprised solely of independent directors. The functions of the audit committee are to recommend annually to the board of directors the appointment of our independent outside and internal auditors, discuss and review the scope and the fees of the prospective annual audit and review the results thereof with such auditors, review and approve non-audit services of the independent outside auditors, review compliance with our existing major accounting and financial policies, review the adequacy of our financial organization, and review management’s procedures and policies relative to the adequacy of our internal accounting controls and compliance with federal and state laws relating to accounting practices. The current members of the audit committee are Messrs. Brown (chairman) and Vaughan and Ms. Rudnick. The Board has determined that Mr. Vaughan is our “audit committee financial expert” and has accounting or related financial management expertise. The Board has also determined that each of Messrs. Brown and Vaughan and Ms. Rudnick is financially literate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Executive officers, directors and greater than ten percent shareholders are required by the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms that they file.

Based on our review of the copies of such forms, or written representations from certain reporting persons that no reports on Form 5 or Form 4 were required for those persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent shareholders were complied with in 2003.

Code of Business Conduct & Ethics

All of our employees, including the executives named herein, and all of the members of our board of directors are required to abide by our Code of Business Conduct & Ethics which is a guide to business and professional conduct at Oxford. The code provides the framework for a comprehensive ethics and compliance process designed to ensure that we conduct our business in a legal and ethical manner. All employees and directors are expected to understand and comply with the policies and obligations described in the code.

The code covers all areas of professional conduct, including basic employment practices, compliance with laws, rules and regulations, insider trading, conflicts of interest, business and trade practices, use of company equipment, operational practices, confidentiality, record management, corporate citizenship, whistleblowing, retaliation and discipline. In light of their heightened responsibilities, the code also contains provisions which are specifically applicable to our senior financial officers. For purposes of these provisions, the term “senior financial officers” includes our chief executive officer, chief financial officer, principal accounting officer or controller and all other employees in the position of vice president or higher.

The code contains a whistleblower policy which sets forth the steps an employee should take if he or she has a question about the application of the code. The whistleblower policy contained in the code also sets forth the audit committee’s procedures for the receipt, retention and treatment of complaints received from employees regarding accounting, internal accounting controls or auditing matters as required by the Sarbanes-Oxley Act of 2002.

The full text of our Code of Business Conduct & Ethics is available on our Internet site at www.oxfordhealth.com. We intend to disclose future amendments to, or waivers from, the provisions of the code, if any, made with respect to any of our directors and executive officers on our Internet site.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table sets forth the cash compensation and certain other components of the compensation of Charles G. Berg, and the four most highly compensated executive officers who were serving as such at the end of 2003.

Name and Principal Position in 2003	Year	Salary (1)	Bonus (2)	Other Annual Compensation (3)	Long-Term Compensation Awards-Options (4)	All Other Compensation (5)
Charles G. Berg	2003	$800,962	$800,000	$112,558	275,000	$16,945
President and Chief	2002	609,616	700,000	52,477	—	16,699
Executive Officer	2001	580,770	840,000	10,866	800,000	15,139

Kurt B. Thompson(6)	2003	500,000	350,000	157,295	100,000	8,540
Executive Vice President and	2002	500,000	350,000	144,815	—	8,540
Chief Financial Officer	2001	500,000	393,800	75,785	325,000	7,340

Kevin R. Hill(7)	2003	420,193	400,000	174,228	100,000	8,444
Executive Vice	2002	—	—	—	—	—
President, Sales and	2001	—	—	—	—	—
Business Strategy

Steven H. Black(7)	2003	395,193	325,000	—	100,000	8,414
Executive Vice President,	2002	—	—	—	—	—
Operations and Chief	2001	—	—	—	—	—
Information Officer

Alan M. Muney, M.D.,	2003	400,000	300,000	—	70,000	8,966
M.H.A Executive Vice	2002	400,000	300,000	—	—	8,629
President and Chief	2001	400,000	405,000	—	180,000	6,169
Medical Officer

(1)	Represents total salary paid to the executive officer during 2003 and includes amounts of compensation deferred by the named officers pursuant to the 401(k) savings plan.
(2)	The 2003 amounts include amounts payable under an annual bonus plan. These payments were made in February 2003 for work performed in 2002.
(3)	The amounts paid to Messrs. Berg and Thompson in 2003 include $60,186 and $127,592, respectively, for costs incurred by the company for their use of a company sponsored airplane and $37,300 and $17,175, respectively, for automobile expenses. The amounts paid to Mr. Hill in 2003 include $102,011 of relocation costs. These amounts also include gross-ups for Messrs. Berg, Thompson and Hill in the amounts of $15,072, $12,528 and $72,217, respectively.
(4)	Represents grants of options to purchase our common stock.
(5)	Includes company matching contributions to the 401(k) savings plan and premiums paid for certain life and disability insurance policies.
(6)	Mr. Thompson’s compensation does not include amounts paid to his spouse.
(7)	Messrs. Black and Hill were both determined to be “executive officers” in February 2003.

Bonus Compensation Paid in 2004

The following table sets forth the 2003 annual and 2001-2003 long-term bonuses paid in February 2004 to the five individuals named in the Summary Compensation Table.

Name	Annual (1)	Long-Term (2)
Charles G. Berg	$1,000,000	$885,417
Kurt B. Thompson	360,000	412,500
Kevin R. Hill	350,000	412,500
Steven H. Black	375,000	204,306
Alan M. Muney, M.D., M.H.A	300,000	412,500

(1)	The annual bonus was paid pursuant to our annual bonus plan which is available to all members of our management, including the executive officers named herein. The amounts paid in February 2004 were for the year ended December 31, 2003. These amounts were determined based on attainment at approximately 117% of target funding levels of the performance goals previously established by the compensation committee at the beginning of 2003. The performance goals for the 2003 annual bonus included: (i) operating earnings; (ii) membership; (iii) results of employee surveys; and (iv) administrative costs.
(2)	The long-term bonuses were paid pursuant to our long-term management incentive compensation plan which is available to all members of management in the position of senior vice president and higher. The amounts paid in February 2004 were for the three-year performance period commencing January 1, 2001 and ending December 31, 2003. The amounts paid were determined based on attainment at approximately 125% of target funding levels of the performance goals previously established by the compensation committee at the beginning of the performance period. The performance goals for this performance period were cumulative earnings per share goals throughout the performance period.

Option	Granted in 2003

The following table sets forth certain information regarding stock options granted in 2003 to the five individuals named in the Summary Compensation Table. In addition, in accordance with the Securities and Exchange Commission’s rules, the table also shows the present value of such grants at the date of grant under the Black-Scholes option-pricing model using the assumptions specified in the footnotes to the table. It should be noted that this model is only one method of valuing options, and our use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different, and the value actually realized, if any, will depend upon the excess of the market value of the common stock over the exercise price at the time of exercise.

Name	# of Securities Underlying Options Granted (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share ($/ share) (2)	Expiration Date	Grant Date Present Value ($)(3)
Charles G. Berg	275,000	11.12%	$26.84	03/14/10	$2,642,398
Kurt B. Thompson	100,000	4.04%	$26.84	03/14/10	960,872
Kevin R. Hill	100,000	4.04%	$26.84	03/14/10	960,872
Steven H. Black	100,000	4.04%	$26.84	03/14/10	960,872
Alan M. Muney, M.D., M.H.A.	70,000	2.83%	$26.84	03/14/10	672,610

(1)	All options granted and reported in this table were made pursuant to the 1991 Stock Option Plan. All of the options granted under the 1991 Stock Option Plan and reported in this table have the following material terms: (i) options may be either “incentive stock options” under Section 422 of the Internal Revenue Code of 1986 or nonqualified stock options; (ii) all options expire upon the earlier to occur of seven years from the date of grant or 90 days following termination of employment; (iii) the aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which become exercisable in any calendar year by an employee may not exceed $100,000; and (iv) the options vest 25% per year commencing on the first anniversary of the date of grant thereof. The Committee has determined that all of the above named officers’ options shall vest upon a change in control (as defined in the 1991 Stock Option Plan).
(2)	Exercise price is the fair market value of the common stock on the date of grant.
(3)	The amounts shown are based on the Black-Scholes option-pricing model which uses certain assumptions to estimate the value of employee stock options. The material assumptions used include the following: expected term of 4 years from the date of grant; expected volatility of 45.93%; .75% dividend yield; and risk-free interest rates of 1.86%.

Equity	Award in 2004

The following table sets forth certain information regarding equity grants awarded in March 2004 to the five individuals named in the Summary Compensation Table.

	Stock Options(1)			Restricted Stock Units(3)
Name	Stock Options Granted	Exercise Price Per Share ($/share) (2)	% of Total Options Granted to Employees in 2004	Restricted Stock Units Awarded	% of Total Restricted Stock Units Awarded to Employees in 2004
Charles G. Berg	150,000	$47.91	12.17%	50,000	14.52%
Kurt B. Thompson	28,000	47.91	2.27%	19,000	5.52%
Kevin R. Hill	28,000	47.91	2.27%	19,000	5.52%
Steven H. Black	40,000	47.91	3.25%	20,000	5.81%
Alan M. Muney, M.D., M.H.A.	26,000	47.91	2.11%	14,000	4.07%

(1)	All options granted and reported in this table were made pursuant to the 1991 Stock Option Plan and the 2002 Equity Compensation Plan on a pro rata basis. All of the options reported in this table have the following material terms: (i) options may be either “incentive stock options” under Section 422 of the Internal Revenue Code of 1986 or nonqualified stock options; (ii) all options expire upon the earlier to occur of seven years from the date of grant or 90 days following termination of employment, except in the event of termination resulting from death or disability, in which case, the options that were granted under the 2002 Equity Incentive Compensation Plan expire one year from the date of such event; (iii) the aggregate fair market value (determined at the time of grant) of shares issuable pursuant to incentive stock options which become exercisable in any calendar year by an employee may not exceed $100,000; and (iv) the options vest 25% per year commencing on the first anniversary of the date of grant thereof. The Committee has determined that all of the above named officers’ options shall vest upon a change in control (as defined in the 1991 Stock Option Plan and 2002 Equity Incentive Compensation Plan).
(2)	Exercise price is the fair market value of the common stock on the date of grant.
(3)	The restricted stock units were awarded under the 2002 Equity Incentive Compensation Plan to fifty employees in the position of vice president and higher. The restricted stock units vest ratably upon the third, fourth and fifth anniversaries of the date of the award, with the exception of the restricted stock units awarded to Mr. Berg which vest on the fifth anniversary of the date of the award. Upon vesting, the restricted stock units will be paid in shares of our common stock. Upon a change in control, the restricted stock units are subject to accelerated vesting if (i) the successor company does not assume or convert outstanding awards or (ii) the executive is terminated within eighteen months following the change in control without cause or the employee terminates for good reason. The restricted stock units can also be deferred into the non-qualified deferred compensation plan.

Aggregated Option Exercises in 2003 and Option Values at December 31, 2003

The following table sets forth certain information concerning stock option exercises during 2003 by the five individuals named in the Summary Compensation Table, including the aggregate value of gains on the date of exercise. The following table indicates, for each of the five individuals the number of shares covered by both exercisable and nonexercisable stock options as of December 31, 2003, and the values for “in-the-money” options which represent the excess of the closing market price of our common stock at December 31, 2003, over the exercise price of any such existing stock options.

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Securities Underlying Unexercised Options(2) at December 31, 2003 (#) Exercisable/Unexercisable	Value(3) of Unexercised In-The- Money Options at December 31, 2003 Exercisable / Unexercisable
Charles G. Berg	30,351	798,320	450,899 / 675,000	$7,021,306 / $10,339,875
Kurt B. Thompson	16,156	443,078	181,251 / 262,500	$2,515,197 / $ 3,715,938
Kevin Hill	10,767	216,194	160,485 / 262,500	$2,036,966 / $ 3,715,938
Steven H. Black	—	—	40,000 / 190,000	$421,950 / $ 2,470,450
Alan M. Muney, M.D., M.H.A.	3,386	37,223	114,740 / 160,000	$1,763,765 / $ 2,261,838

(1)	The “value realized” is equal to the fair market value on the date of exercise, in the case of a transaction to exercise stock options and hold the shares of stock issued therefore, and the sale price, in the case of a transaction where stock options are exercised and the shares of stock issued therefore are immediately sold, less the exercise price, multiplied by the number of shares acquired. Except for shares of stock withheld to pay income tax withholding obligations for Messrs. Berg and Thompson, each of Messrs. Berg, Thompson, Hill and Muney held all of the shares of stock issued upon exercise of their stock options in 2003.
(2)	The above listed options vest in accordance with their terms. In addition, these options vest upon the occurrence of a change in control (as defined in our 1991 stock option plan).
(3)	These values are based on $43.50, the fair market value of the shares underlying the options on December 31, 2003, less the exercise price, multiplied by the number of options.

Directors’ Compensation

Meeting Fees and Annual Retainers. Each member of our board of directors who is not one of our current employees receives an annual retainer of $38,000 and the chairman of the board receives an annual retainer of $75,000. In addition, each non-employee director is entitled to receive $1,000 for each meeting of the board of directors and for each committee meeting attended in person and $500 for each meeting attended by telephone conference. Non-chair members of the audit committee receive an additional annual retainer of $5,000 and the chairman of the audit committee is authorized to receive an additional $20,000 annual retainer. However, Mr. Brown, the current chairman of the audit committee elected not to receive this retainer. In addition, the chairman of the compensation committee receives an additional $15,000 annual retainer. Mr. Berg does not receive any additional compensation for his service as a member of the board of directors.

Stock Options. Each non-employee director receives an automatic grant of nonqualified options to purchase 10,000 shares of our common stock on the Friday following each annual meeting of shareholders. Mr. Thiry, as chairman, receives an additional grant of 5,000 stock options on comparable terms. The exercise price for the options is the last sale price of our common stock on the New York Stock Exchange on the date of grant. One-fourth of the options vest on each of the date of grant and each of the next three anniversaries thereof and the options expire seven years from the date of grant. Accordingly, on May 16, 2003, the Friday following our 2003 annual meeting of shareholders, Messrs. Brown, Coslet and Milligan, Ms. Rudnick and Dr. Safirstein were each granted options to purchase 10,000 shares and Mr. Thiry was granted options to purchase 15,000 shares of our common stock at an exercise price of $36.09 per share.

Perquisites and Other Benefits: Commencing January 1, 2004, the members of our board of directors became eligible to participate in our new deferred compensation plan pursuant to which directors can defer their meeting fees and annual retainers and any restricted stock units or similar equity compensation that may be awarded to directors in the future. Amounts deferred under this plan will be deemed invested with rates of return tied to either a fixed income account or an Oxford stock unit account. Transfers are permitted from the fixed income account to the Oxford stock unit account but are not permitted from the Oxford stock unit account to the fixed income account. Dividends on amounts invested in the Oxford stock unit account are paid in cash and allocated to the fixed income account. The company does not contribute to this plan. We also pay all reasonable expenses incurred by directors for attending meetings, pay for certain director continuing education programs and related expenses and maintain directors and officers liability insurance. We do not provide a retirement plan or other perquisites for our directors.

Employment Contracts and Termination of Employment Arrangements

Charles G. Berg

In September 2002, we entered into an agreement with Mr. Berg for him to serve as our President and Chief Executive Officer commencing upon his predecessor’s retirement in November 2002. The agreement provides for an initial two-year term and automatic renewal for an additional two years upon each second anniversary of its effective date, unless we provide prior notice not to renew at least three months in advance of such anniversary. Upon a change in control (as defined in the agreement), the term would be extended to two years from the date of the change in control. Under the terms of the agreement, Mr. Berg received an initial annual base salary of $700,000, which can be, and has been, increased at the discretion of the compensation committee, and is eligible to receive an annual performance bonus and to participate in our other incentive compensation programs. Mr. Berg’s current base salary is $825,000. If Mr. Berg dies during the term of the agreement, we shall pay to his designee or his estate the sum of his base salary at the time of his death and his bonus (not less than $700,000), amortized in 26 bi-weekly payments.

If, prior to (or more than two years following) a change in control, Mr. Berg is terminated without cause (other than for retirement or disability), Mr. Berg terminates employment for good reason or if we do not renew Mr. Berg’s agreement, he would receive a payment equal to the sum of (i) two times his base salary at his date of termination plus (ii) two times his annual bonus earned in the fiscal year immediately preceding his date of termination which shall not be less than $700,000. Such amounts would be paid in 24 equal monthly installments. In addition, Mr. Berg would be provided the same level of benefits he received prior to his date of his termination. If, within the two years following a change in control, Mr. Berg is terminated without cause (other than retirement or disability) or terminates employment for good reason, we would: (i) make a lump sum cash payment to him equal to two and one-half times the sum of (x) his base salary at the time of termination and (y) the highest annual bonus earned by him during the two-year period immediately preceding the date of termination, provided, however, such amount shall not be less than the amount that would have been paid to him if the termination occurred under the circumstances described in the preceding paragraph; (ii) cause his stock options to vest and become immediately exercisable; and (iii) continue to provide Mr. Berg with the same level of benefits he received prior to his date of termination for two and one-half years following such date.

Under the agreement, Mr. Berg has agreed that, for a one-year period following his date of termination (unless such termination is within the two-year period following a change in control), he will not compete with us, solicit any of our actual or prospective customers or hire any of our employees. The agreement also provides that if any payments made to Mr. Berg pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, we will provide him with an additional payment such that he retains a net amount equal to the payments he would have retained if such excise tax had not applied.

Kurt B. Thompson

In March 2000, we entered into an agreement with Mr. Thompson for him to serve as our Executive Vice President and Chief Financial Officer. The agreement provides for an initial two-year term and for automatic renewals for an additional two years upon each second anniversary of the effective date of the agreement unless prior notice not to renew is given by either party. Upon a change in control, the term of the agreement shall be extended automatically to two years from the date of such change in control. The agreement provides for an initial annual base salary of $325,000, which can be, and has been, increased at the discretion of the compensation committee. Mr. Thompson’s current base salary is $500,000. Further, under the agreement, Mr. Thompson is eligible to participate in the company’s bonus programs.

Under the agreement, if prior to (or more than two years following) a change in control, Mr. Thompson is terminated without cause (other than for disability), if he terminates employment for good reason or if we do not renew the agreement, we shall (i) pay him an amount equal to two times the sum of his base salary earned during the preceding twelve months plus the greater of the maximum bonus amount payable under the agreement or the annual bonus earned by Mr. Thompson in respect of the fiscal year immediately preceding his date of termination and (ii) continue to provide him with medical and dental benefits for one year following his date of termination. If, within two years following a change in control, we terminate Mr. Thompson’s employment without cause (other than for disability) or Mr. Thompson terminates his employment for good reason, then we shall: (i) pay Mr. Thompson an amount equal to two times the sum of his highest annual base salary earned during the preceding three-year period plus the greater of (A) the maximum bonus amount earned by Mr. Thompson during the preceding fiscal year or (B) the highest bonus amount earned by Mr. Thompson in respect of the preceding three years; (ii) cause Mr. Thompson’s stock options to immediately vest and become fully exercisable; and (iii) provide him with medical and dental benefits for two years thereafter. In addition, upon the occurrence of a change in control, the title to his company-sponsored automobile will be transferred into his name and he shall be paid an amount equal to any federal and state taxes incurred by him as a result of such transfer on a grossed-up basis. The agreement further provides that Mr. Thompson forfeits all rights to payment under the agreement if he competes with us either during his employment or during the one-year period following his termination. The agreement also provides that if any payments made to Mr. Thompson pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, we will provide him with an additional payment such that he retains a net amount equal to the payments he would have retained if such excise tax had not applied.

Kevin R. Hill

In July 1998, we entered into an agreement with Mr. Hill for him to serve as our Executive Vice President of Sales. Mr. Hill is currently Executive Vice President of Sales & Business Strategy. The agreement, provides for an initial two-year term and automatically renews for an additional two years upon each second anniversary of its effective date, unless prior notice not to renew is given by either party. Under the terms of Mr. Hill’s agreement, he received an initial annual base salary of $275,000, which can be, and has been, increased at the discretion of the compensation committee, and is eligible to participate in the company’s bonus programs. Mr. Hill’s current base salary is $425,000.

Upon a change in control (as defined in the agreement), the agreement automatically extends to a two-year term from the date of the change in control. If, prior to (or more than two years following) a change in control, Mr. Hill’s employment is terminated without cause, Mr. Hill terminates employment for good reason or the agreement is not renewed, he would receive a payment equal to the sum of his base salary during the prior twelve months and his annual bonus earned during the fiscal year prior to the date of termination to be paid in twelve equal installments in conformity with our normal payroll periods. The agreement further provides that if, during the two-year period following a change in control, Mr. Hill’s employment is terminated without cause, or Mr. Hill terminates employment for good reason, he would receive a lump sum payment equal to two times the sum of his highest annual rate of base salary during the 36 month period immediately prior to the date of termination and his highest annual bonus earned during the three fiscal years immediately preceding the date of termination, his stock options would immediately vest and become exercisable and he would receive continued benefits for two years. In the event Mr. Hill’s employment is terminated without cause or he terminates employment for good reason, Mr. Hill shall serve as a consultant to the company for a period of one year. So long as Mr. Hill serves as a consultant to the company, he will be permitted to participate in our group health plan and his stock options shall continue to vest. Mr. Hill will be paid for such consulting work at a per diem rate equal to his base annual salary as of the date of termination divided by 260. The agreement further provides that Mr. Hill agrees not to compete with us for a period of one year if he voluntarily terminates employment prior to the end of the employment term, unless such termination is for good reason, is approved by our board of directors or is within the two-year period following a change in control.

Steven H. Black

In October 2002, we entered into an agreement with Mr. Black for him to serve as our Executive Vice President, Operations and Chief Information Officer. The October 2002 agreement superceded a December 2001 letter agreement. The current agreement provides for an initial two-year term and automatically renews for an additional two years upon each second anniversary of its effective date, unless prior notice not to renew is given by either party. Under the terms of Mr. Black’s agreement, he received an initial annual base salary of $375,000, which can be, and has been, increased at the discretion of the compensation committee, and is eligible to participate in the company’s bonus programs. Mr. Black’s current base salary is $415,000.

In the event Mr. Black’s employment is terminated by the company without cause or by Mr. Black for good reason (as those terms are defined in the agreement), we shall (i) pay him an amount equal to his base salary at the time of termination of employment, (ii) pay him the greater of his target annual performance bonus or the annual performance bonus paid to him in respect of the fiscal year immediately preceding his date of employment and (iii) continue to provide medical and dental benefits for up to one year following his termination of employment, to be paid in twelve equal installments in conformity with our normal payroll periods. In the event Mr. Black’s employment is terminated without cause or Mr. Black terminates his employment for good reason within the two years following a change in control (as defined in the agreement), he would receive a lump sum payment equal to two times the sum of his base salary plus two times his highest annual bonus paid during the two years immediately preceding the change in control and he would receive continued health benefits for one year. The agreement also provides that if any payments made to Mr. Black pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, we will provide him with an additional payment such that he retains a net amount equal to the payments he would have retained if such excise tax had not applied. The agreement further provides that Mr. Black agrees not to compete with us for a period of one year if he voluntarily terminates employment prior to the end of the employment term.

Alan M. Muney, M.D., M.H.A.

In April 1998, we entered into an agreement with Dr. Muney for him to serve as our Executive Vice President and Chief Medical Officer. The agreement, as amended in February 2000, provides for an initial two-year term and automatically renews for an additional two years upon each second anniversary of its effective date, unless prior notice not to renew is given by either party. Under the terms of Dr. Muney’s agreement, Dr. Muney received an initial annual base salary of $350,000, which can be, and has been, increased at the discretion of the compensation committee, and is eligible to participate in the company’s bonus programs. Dr. Muney’s current base salary is $415,000.

Upon a change in control (as defined in the agreement), the agreement automatically extends to a two-year term from the date of the change in control. If, prior to (or more than two years following) a change in control, we terminate Dr. Muney’s employment without cause, Dr. Muney terminates employment for good reason or we do not renew the agreement, he would receive a payment equal to the sum of his base salary during the prior twelve months and his annual bonus earned during the fiscal year prior to the date of termination to be paid in twelve equal installments in conformity with our normal payroll periods. The agreement further provides that if, during the two-year period following a change in control, we terminate Dr. Muney’s employment without cause, or Dr. Muney terminates employment for good reason, he would receive a lump sum payment equal to two times the sum of his highest annual rate of base salary during the 36 month period immediately prior to the date of termination and his highest annual bonus earned during the three fiscal years immediately preceding the date of termination, and continued benefits for two years. The agreement also provides that if any payments made to Dr. Muney pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, we will provide him with an additional payment such that he retains a net amount equal to the payments he would have retained if such excise tax had not applied. The agreement further provides that Dr. Muney agrees not to compete with us for a period of one year if he voluntarily terminates employment prior to the end of the employment term, unless such termination is for good reason, is approved by our board of directors or is within the two-year period following a change in control.

Paul C. Conlin

In May 1998, we entered into an agreement with Mr. Conlin for him to serve as our Vice President, Medical Delivery. Mr. Conlin was subsequently promoted to Senior Vice President, Medical Delivery and then to Executive Vice President, Medical Delivery System in April 2002. In June 2003, his role was expanded to include overall responsibility for Healthcare Services. Mr. Conlin’s current base salary is $415,000. In the event Mr. Conlin is terminated without cause, we shall pay him an amount equal to the sum of his base salary earned during the twelve-month period immediately preceding his date of termination. In the event Mr. Conlin’s employment is terminated within two years following a change in control either by the company without cause or by Mr. Conlin for good reason (as those terms are defined in the agreement), we shall (i) pay him a lump sum amount equal to two times the sum of his highest annual rate of base salary during the three-year period immediately preceding his date of termination and the highest annual bonus earned by him in respect of the three fiscal years immediately preceding the year in which his termination occurs and (ii) cause his stock options to immediately vest and become fully exercisable Mr. Conlin has also entered into a noncompetition and confidentiality agreement with the company pursuant to which Mr. Conlin has agreed not to compete with us for a period of one year.

Daniel N. Gregoire

In September 2000, we entered into an agreement with Mr. Gregoire for him to serve as our Executive Vice President, General Counsel and Secretary commencing December 31, 2000. The agreement provides for an initial four-year term and for automatic renewals for additional two-year terms beginning on the fourth anniversary of the effective date of the agreement, unless prior notice not to renew is given by either party. Upon a change in control, the term of the agreement shall be extended automatically to two years from the date of such change in control. The agreement further provides that Mr. Gregoire shall receive an initial annual base salary of $400,000, which can be increased at the discretion of the compensation committee, and an annual discretionary performance bonus. Mr. Gregoire’s current base salary is $400,000. Further, we provided Mr. Gregoire with a $35,000 loan and a $165,000 loan upon the following terms: (i) interest at the lowest rate to avoid imputed income (6.33% and 6.01%, respectively, as of December 2003); and (ii) repayable in one installment, together with accrued interest, three years from the origination date. The aggregate amount of interest and principal outstanding as of December 2003 under these loans was $237,048, which was the largest amount of interest and principal ever outstanding under the loans. Mr. Gregoire repaid these loans in full in December 2003.

If, prior to a change in control or following the two-year period after a change in control, Mr. Gregoire is terminated without cause, if he terminates employment for good reason or if we do not renew the agreement, we shall (i) pay him an amount equal to two times the sum of his base salary plus his bonus earned during the preceding twelve months and (ii) continue to provide him with medical and dental benefits for one year following his date of termination. If Mr. Gregoire’s employment is terminated within the two years following a change in control, either by us without cause or by Mr. Gregoire for good reason, we shall (i) pay Mr. Gregoire a lump sum amount equal to two times the sum of his highest annual salary and his highest annual bonus earned during the preceding three-year period and (ii) provide him with medical, dental, accident, disability and life insurance for two years thereafter. The agreement further provides that under certain circumstances, Mr. Gregoire shall not compete with us either during his employment with us or during the one-year period following the termination of his employment. The agreement also provides that if any payments made to Mr. Gregoire pursuant to the agreement or otherwise would be subject to any excise tax under Section 4999 of the Internal Revenue Code, we will provide him with an additional payment such that he retains a net amount equal to the payments he would have retained if such excise tax had not applied.

Change-in-Control Arrangements

In addition to the provisions of the employment contracts described above, under the terms of our stock option grants, all such grants become fully vested and exercisable upon the occurrence of a change in control, as such term is defined in the applicable plan under which the stock options were granted. Under the terms of recent restricted stock unit awards which were awarded in March 2004, in the event the surviving company following a change in control does not assume or convert the awards, or in the event the surviving company following a change in control assumes and converts the awards but the award recipient is terminated without cause or terminates employment for good reason (as such terms are defined in the award agreements) within eighteen months of the change in control, then the restricted stock units become fully vested and are paid out in cash based on the change in control price. Under our deferred compensation plan, in the event of a change in control (as defined therein), certain amounts regarding our stock ownership guidelines invested in the Oxford stock unit account will be immediately paid out in shares of stock. If the surviving company does not assume the obligations under the deferred compensation plan, the balance of any amounts deferred under the plan will be paid out in a lump sum in cash and stock depending on whether the deferred amounts were invested in the fixed income account or the Oxford stock unit account within thirty days following the change in control.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee during 2003 were Messrs. Milligan (Chairman), Brown and Thiry. Mr. Milligan was a director and the interim chief executive officer of BenefitPort, LLC, a technology–based insurance and employee benefits distribution network. During 2003, we paid approximately $4.9 million to BenefitPort representing commissions and bonuses earned on our health care benefit products it sold to employer groups. This amount represents approximately 6.4% of BenefitPort’s gross revenues for 2003 and .10% of our total expenses for 2003. Our revenues that come from employer groups represented by BenefitPort represent approximately 4.9% of our 2003 gross revenues. Mr. Milligan has been an advisor to BenefitPort since 1998. He joined BenefitPort’s board of directors and was appointed its interim chief executive officer in September 2002. As of December 31, 2003, Mr. Milligan no longer served as an employee nor as a director of BenefitPort.

Report of the Compensation Committee

The compensation committee of the board of directors is comprised of three members of the board of directors who are not current or former employees of the company and who otherwise satisfy the definition of “independent” under the rules of the New York Stock Exchange.

Role of the Compensation Committee

The compensation committee is governed by a charter which is available on the company’s website at www.oxfordhealth.com. As more fully described in the charter, our duties and responsibilities include: (i) establishment of the company’s general compensation philosophy, and oversight of the development and implementation of compensation programs; (ii) review and approval of corporate goals and objectives relevant to the compensation of the chief executive officer and other members of management; (iii) the making of recommendations to the board with respect to the company’s various compensation plans and overseeing the activities of the individuals and committees responsible for administering these plans; and (iv) oversight of regulatory compliance with respect to compensation matters.

Compensation Philosophy

The company’s compensation programs and policies are designed to provide incentives that are geared to deliver value to the company’s shareholders and that attract and retain individuals of outstanding ability in key positions. Specifically, our compensation programs focus on:

•	Pay for Performance: Our philosophy is that an individual’s compensation should reflect his or her individual performance, the performance of his or her department or area of responsibility and the performance of the company as a whole.

•	Competitive Pay: We believe that the company’s overall compensation should be competitive with other companies of comparable size, complexity and quality.

•	Alignment with Company Goals: We have strived to design the company’s compensation programs to support both the short-term and long-term financial, operating and other goals of the company.

•	Alignment with Shareholder Interests: We believe that senior management’s compensation should include long-term incentives that encourage performance that builds long-term value for both the company and its shareholders.

Components of Compensation Program

We have designed the compensation packages for the company’s executives with the goal of setting total compensation at levels that reflect both personal and organizational performance. In addition to exercising our business judgment, we have also sought the advice of nationally recognized consultants in developing these executive compensation policies and programs. Such consultants have also assisted us with the collection and review of competitive market data of peer companies. An executive’s total compensation opportunity relative to the range paid by the peer companies is also determined in consideration of the executive’s experience, level and scope of responsibility within the company and individual performance. All of the company’s executive officers have employment agreements that establish base salary and bonus opportunities and that were entered into following arm’s length negotiations with the respective executive officers. In determining salaries, bonuses and equity awards, the committee also considers recommendations of the chief executive officer (except in the case of his own compensation) and the independent compensation consultants.

•	Salaries: In determining the compensation for each of the company’s executive officers, the compensation committee considered such factors as existing contractual commitments, competitive market data, compensation opportunities perceived to be necessary to retain executive officers, individual performance and the criticality of the executives to the company’s current and future success. In early 2004, after reviewing all of the aforementioned factors in respect of each of the executive officers named herein, the committee determined that Mr. Thompson’s base salary should remain at $500,000, Mr. Hill’s salary should remain at $425,000, Mr. Black’s base salary should be increased to $415,000 and Dr. Muney’s salary should be increased to $415,000.

•

Annual Bonuses: The company has established an annual bonus plan which is available to all of its management, including the executive officers named herein. At the beginning of each fiscal year, the compensation committee, with input from the chief executive officer, other members of management and independent consultants, establishes performance goals which could result in a threshold, target or maximum bonus payout. At the end of the fiscal year, the committee then reviews the company’s performance relative to those performance goals and determines whether the goals were achieved and the level of funding for the annual bonuses. Annual bonuses are paid in the first quarter of the year following the performance period to which the bonuses relate. The bonuses paid in 2003 were for work performed during 2002. The performance criteria for 2002 annual bonuses included: (i) operating earnings, (ii) membership, (iii) results of employee surveys and (iv) administrative costs. In early 2003, the committee determined that these 2002 goals were achieved at approximately 119.5% of target funding levels. In addition, in early 2003, the committee established the performance criteria for the 2003 annual bonus which were similar to those for the 2002 annual bonus. In early 2004, the committee determined that the 2003 annual bonus goals were achieved at approximately 117% of target funding levels and also established the 2004 performance criteria which, again, were similar to the prior year’s criteria.

•	Long-Term Bonuses: The company’s long-term incentive plan provides participants with an incentive payment which is linked to both multiple-year financial performance and shareholder value. As with the annual bonus plan, the performance goals which could result in a threshold, target or maximum funding for this plan are established by the committee at the commencement of each performance period and are certified as being attained by the committee at the conclusion thereof. The plan provides for two three-year performance periods which run from 2001 through 2003 and from 2002 through 2004. The plan also provides for continuing, non-overlapping two-year performance periods which run from 2003 through 2004, 2005 through 2006 and thereafter, the bonuses for which will be paid 50% early in the year immediately following the end of the performance period and 50% on the first anniversary thereof. The first installment of the bonuses to be paid with respect to the two-year performance period ending December 31, 2004 shall be subject to a maximum pay-out amount to eliminate the effect of any overlap between the two-year and three-year performance periods ending at the same time. The target funding levels under the three-year performance periods are 100% of base salary for the chief executive officer, 80% of the average base salary of and for all executive vice presidents and 60% of the average base salary of and for all senior vice presidents. The annual target funding levels for the two-year performance periods are 150% of base salary for the chief executive officer, 120% of base salary for executive vice presidents and 70% of base salary for senior vice presidents. The committee has determined that the performance goals for this plan are achievement of cumulative increases in earnings per share goals during each performance period. The first bonuses under this plan were paid in February 2004 at approximately 125% of target funding levels based upon the committee’s determination that the maximum earnings per share goals had been achieved over the three-year performance period ending December 31, 2003.

•	Equity Awards: In March 2003, the committee approved a grant of stock options to the company’s management. These options were granted with an exercise price of $26.84, vest ratably over a four-year period, expire in seven years and are subject to accelerated vesting upon a change in control of the company. As part of an over-all review of the company’s compensation structure in 2003, the committee determined that the company should reduce the emphasis on stock options and resulting shareholder dilution by reducing over-all stock option allocations in favor of other forms of compensation program components that are less dilutive but are also tied to achievement of increased shareholder return on investment. Accordingly, in early 2004, we awarded a mix of stock options and restricted stock units. The stock options were granted at an exercise price of $47.91, vest ratably over four years and expire in seven years from the date of grant. The restricted stock units vest ratably upon the third, fourth and fifth anniversaries of the date of the award with the exception of the award to Mr. Berg which vests on the fifth anniversary. Upon vesting, the restricted stock units will be paid in shares of the company’s common stock. Upon a change in control, the restricted stock units are subject to accelerated vesting if (i) the successor company does not assume or convert outstanding awards or (ii) the executive is terminated within eighteen months following the change in control without cause or the employee terminates for good reason. The restricted stock units can also be deferred into the non-qualified deferred compensation plan as described below. In September 2003, we determined that the company should not grant equity awards in excess of 3% of its total shares outstanding.

•	Retirement Vehicles: The company maintains a 401(k) savings plan which permits employees to defer compensation and to which the company makes matching contributions, 3% of which can be allocated as determined by the employee and 1% of which is automatically contributed to the company’s common stock fund. In 2004, the company also implemented a non-qualified deferred compensation plan for certain members of management as well as for members of the board of directors pursuant to which management can defer salary, annual and long-term bonuses and restricted stock units and board members can defer retainers and meeting fees. Restricted stock units can also be deferred into the deferred compensation plan.

Amounts deferred will be deemed invested with rates of return tied to either a fixed income fund or a company stock unit fund. Amounts invested in the company stock unit fund will be paid out in shares of company stock. Transfers are permitted from the fixed income account into the Oxford stock unit account but are not permitted from the Oxford stock unit account to the fixed income account. Dividends are paid in cash and allocated to the fixed income account. The company does not contribute to this plan.

Stock Ownership Guidelines

In 2002, the board of directors adopted Stock Ownership Guidelines which are designed to encourage all officers in the position of senior vice president or higher to own shares of the company’s common stock equal in value to a certain percentage of such officer’s salaries. Under these guidelines, the chief executive officer, each executive vice president and each senior vice president is expected to own shares equal in value to 500%, 300% and 200%, respectively, of his or her base salary. Such officers are expected to meet their stock ownership guidelines through retention of certain pre-established percentages of after-tax gains on exercised stock options and vested restricted stock units (either retention of the shares of stock issued upon vesting or by deferring such units into the deferred compensation plan) and by applying certain pre-established percentages of any long-term incentive bonuses to acquisition of common stock, including the deferral of such amounts into the company stock unit fund under the deferred compensation plan. At the discretion of the compensation committee, officers who fail to comply with the retention ratios may not receive or may receive reduced future equity compensation awards.

Compensation of Chief Executive Officer

The process for determining the chief executive officer’s compensation is led by the chairman of the compensation committee who solicits input from all members of the board of directors as well as independent compensation consultants. The chairman then presents the chief executive officer’s proposed compensation package to the full committee which, in turn, presents it to the full board for final approval.

In determining Mr. Berg’s 2003 compensation, the committee considered his compensation levels since he first joined the company in 1998 and since he first became chief executive officer in November 2002. In addition, the committee considered the compensation of comparable positions at peer companies as well as the company’s financial position. In determining Mr. Berg’s 2003 base salary and equity awards, the committee reviewed Mr. Berg’s performance during 2002 as well as his expected performance as chief executive officer in 2003. Commencing in 2003, the committee established a procedure whereby, in consultation with Mr. Berg, the committee establishes performance goals for Mr. Berg at the beginning of each year which are then used as the criterion upon which Mr. Berg’s subsequent year’s base salary, bonus and equity awards are based. Mr. Berg is subject to the same performance goals established under the company’s annual and long-term bonus plans as other executives.

The committee believes that the compensation paid to Mr. Berg in 2003, as reflected in this Amendment, coupled with stock options granted to Mr. Berg in prior years, is appropriate to incent and encourage an executive with Mr. Berg’s background and experience to remain with the company as chief executive officer and to align his interests with those of the company’s shareholders. In early 2004, the committee reviewed Mr. Berg’s 2003 goals against his performance as well as the performance of the company as a whole and determined that for 2004 his base salary should remain at $825,000.

Loans to Executive Officers and Board Members

In early 2003, the committee determined that it would not provide loans of any sort, including, but not limited to, relocation loans and loans to pay the exercise price of stock options, to the company’s executive officers or members of the board of directors. No such loans are outstanding.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid each year to a publicly-held company’s chief executive officer and to its four most highly paid senior executive officers to $1 million per person. Excluded from the $1 million limitation is compensation that, among other things, meets pre-established performance criteria. The committee’s objective is to structure the company’s compensation programs to maximize the deductibility of compensation paid thereunder but reserves the right to pay compensation that may not be tax deductible when it would be in the best interests of the parties involved.

The Compensation Committee

Robert B. Milligan, Jr. (Chairman)

Joseph W. Brown

Kent J. Thiry

Comparison of Cumulative Total Returns

The following graph compares the change in the cumulative total return on our common stock to (a) the change in the cumulative total return on the stocks included in the Standard & Poor’s 500 Stock Index and (b) the change in the cumulative total return on the stocks included in a Managed Care Peer Group Index assuming an investment of $100 made on December 31, 1998, and comparing relative values on December 31, 1998, 1999, 2000, 2001, 2002 and 2003. We did not pay any dividends during the period reflected in the graph. Note that the common stock price performance shown below should not be viewed as being indicative of future performance.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 1998 with dividends reinvested
$350
$300
$250
$200
$150
$100
$50
$0
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Oxford Health Plans Inc.
S&P 500 Index
Managed Care Peer Group Index(1)

	Dec-98	Dec-99	Dec-00	Dec-01	Dec-02	Dec-03
Oxford Health Plans Inc.	$100	$85	$266	$203	$245	$292
S&P 500 Index	$100	$121	$110	$97	$76	$97
Managed Care Peer Group Index[1]	$100	$91	$171	$156	$161	$238

(1)	The Managed Care Peer Group Index consists of Aetna Inc., CIGNA Corp., Coventry Health Care, Inc., Health Net Inc., (Class A), Humana Inc., Mid Atlantic Medical Services, Inc., Sierra Health Services, Inc., Trigon Healthcare, Inc. (through second quarter 2002), UnitedHealth Group, Inc. and Wellpoint Health Networks Inc. (Class A).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Authorized for Issuance Under Equity Compensation Plans

The following table includes the specified information as of December 31, 2003 for all of our equity compensation plans which have been approved by our shareholders and all of our equity compensation plans which have not been approved by shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,952,456	$29.25	9,406,753

Equity compensation plans not approved by security holders (2)	925,000	$18.83	89,743

Total(3)	7,877,456	$28.03	9.496,496

(1)	Equity compensation plans approved by our shareholders include the 1991 Oxford Health Plans, Inc. Stock Option Plan, the Oxford Health Plans, Inc. 2002 Equity Incentive Compensation Plan, the Oxford Health Plans, Inc. 2002 Non-Employee Director Stock Option Plan and the 1991 Directors Stock Option Plan. The latter plan expired by its terms in 2001 except with respect to options then outstanding and, accordingly, no securities are available for future issuance thereunder.
(2)	Equity compensation plans not approved by our shareholders include two stock option plans which were exempt from the shareholder approval requirements of the New York Stock Exchange because the options were granted to executive officers as material inducements to entering into employment contracts with us and a stock option plan for independent contractors which was also exempt from the shareholder approval requirements of the New York Stock Exchange because our executive officers and directors are ineligible to participate in it.
(3)	Does not include equity compensation plans which no longer have shares available for granting or under which there are no awards outstanding.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding beneficial owners known to us as of February 19, 2004 of more than 5% of our outstanding shares of common stock.

	Ownership
Name and Address	Common Stock	Percent
Wellington Management Company, LLP (1) 75 State Street Boston, MA 02109	8,215,950	10.15%
Vanguard Windsor Funds – Vanguard Windsor Fund (2) 100 Vanguard Blvd. Malvern, PA 19355	6,602,800	8.15%
Chieftain Capital Management, Inc. (3) 12 East 49th Street New York, New York 10017	6,073,005	7.50%
Iridian Asset Management LLC, et al.(4) 276 Post Road West Westport, CT	4,439,050	5.50%
Alex Brown Investment Management(5) 217 E. Redwood Street, #1400 Baltimore, MD 21202	4,115,885	5.00%

(1)	This information is furnished in reliance on the Schedule 13G filed by Wellington Management Company, LLP with the Securities and Exchange Commission on February 12, 2004.
(2)	This information is furnished in reliance on the Schedule 13G filed by Vanguard Windsor Funds – Vanguard Windsor Fund with the Securities and Exchange Commission on February 6, 2004.
(3)	This information is furnished in reliance on the Schedule 13G filed by Chieftain Capital Management, Inc. with the Securities and Exchange Commission on February 13, 2004.
(4)	This information is furnished in reliance on the Schedule 13G filed by Iridian Asset Management LLC and other affiliated entities with the Securities and Exchange Commission on February 5, 2004.

(5)	This information is furnished in reliance on the Schedule 13G filed by Alex Brown Investment Management with the Securities and Exchange Commission on February 17, 2004

The following table sets forth certain information with regard to the beneficial ownership of our common stock as of the close of business on March 2, 2004, unless otherwise indicated, by: (i) each director and nominee for director; (ii) each of the current executive officers named in the Summary Compensation Table; and (iii) the directors and all executive officers (including two executive officers who were not named in the Summary Compensation Table) as a group.

Name	Common Stock	Percent
Charles G. Berg	675,570	*
Kurt B. Thompson	377,325	*
Kevin R. Hill	239,591	*
Steven H. Black	65,000	*
Alan M. Muney, M.D., M.H.A.	168,186	*
Joseph W. Brown	16,250	*
Jonathan J. Coslet	29,650	*
Robert B. Milligan, Jr.	21,875	*
Ellen A. Rudnick	11,250	*
Benjamin H. Safirstein, M.D.	10,000	*
Kent J. Thiry	21,250	*
Richard C. Vaughan	1,000	*
All Executive Officers and Directors as a Group (14 persons)	2,030,149	2.56%

*Less than one percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Thompson’s spouse has been employed by the company since 1997, currently as a senior vice president, and received total compensation in 2003 of $404,444.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Approval of Audit and Non-Audit Services

Ernst & Young LLP was our independent auditor for the year ending December 31, 2003, and has been selected by our audit committee to be our independent auditor for the year ending December 31, 2004. The audit committee has adopted the Audit and Non-Audit Services Pre-Approval Policy which is attached as Appendix A to the definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is available on our website at www.oxfordhealth.com. Pursuant to this policy, all audit, audit-related, tax and all other services must be pre-approved by the audit committee; provided, however, the chairman of the audit committee is permitted to pre-approve non-audit services, including audit-related, tax and all other services, provided (i) such services must be commenced prior to the next regularly scheduled meeting of the audit committee, (ii) such non-audit services involve fees that do not exceed $200,000; and (iii) the chairman reports all such pre-approval decisions to the audit committee at its next regularly scheduled meeting. The policy does not provide for a de minimis exception to the pre-approval requirements. Accordingly, all of the 2003 fees described below were pre-approved either by the full audit committee or by the chairman of the audit committee in accordance with the Audit and Non-Audit Services Pre-Approval Policy.

2002 and 2003 Audit, Audit-Related, Tax and Other Fees

The table below sets forth the total fees and expenses billed by Ernst & Young for audit, audit-related, tax and other services.

Audit, Audit-Related, Tax and Other Fees

Services	2002		2003

Audit	$1,111,225	(1)	$1,225,800	(2)

Audit-related	186,750	(3)	526,250	(4)

Tax	579,000	(5)	375,000	(6)

Other	—		—

(1)	The services billed by Ernst & Young for audit services in 2002 includes services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2002 and the review of the financial statements included in our Forms 10-Q for the three-month period ended March 31, 2002, the six-month period ended June 30, 2002 and the nine-month period ended September 30, 2002. This amount also includes fees billed for audit services related to audited annual statutory financial statements filed with regulatory agencies and services rendered in connection with securities registration statements, including one Form S-8 registration statement.
(2)	The services billed by Ernst & Young for audit services in 2003 includes services rendered for the audit of our annual consolidated financial statements for the fiscal year ended December 31, 2003, and the review of the financial statements included in our Forms 10-Q for the three-month period ended March 31, 2003, the six-month period ended June 30, 2003 and the nine-month period ended September 30, 2003. This amount also includes fees billed for audit services related to audited annual statutory financial statements filed with regulatory agencies, certain services rendered in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and services in connection with securities registration statements, including three Form S-8 registration statements.
(3)	The services billed by Ernst & Young for audit-related services in 2002 includes services rendered in connection with 401(k) and other audits, consultative and other audit-related services, all of which are reasonably related to the performance of the audit or review of our financial statements but are not included in the audit fees listed above.
(4)	The services billed by Ernst & Young for audit-related services in 2003 includes services rendered in connection with 401(k) and other audits, performance of certain due diligence services, consultative and other audit-related services, all of which are reasonably related to the performance of the audit or review of our financial statements but are not included in the audit fees listed above.
(5)	The tax services billed by Ernst & Young in 2002 include $100,000 of corporate tax return preparation services, $125,000 of corporate tax consulting and $354,000 of various federal and state corporate tax audit services.
(6)	The tax services billed by Ernst & Young in 2003 include $274,000 of corporate tax return and amended return preparation services, $30,000 of services in connection with responding to Internal Revenue Service and state examinations, $55,000 of tax consulting services related to our acquisition of MedSpan, Inc. in March 2002 and $71,000 of other tax consulting services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 day of April, 2004.

OXFORD HEALTH PLANS, INC.

By: /s/ CHARLES G. BERG

Charles G. Berg

President and Chief Executive Officer

EXHIBIT INDEX

EXHIBIT NO.

The following is a list of all exhibits filed as part of this Amendment:

31.1 Rule 13a-14(a)/15d-14(a) certification of the Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) certification of the Chief Financial Officer